Form 10-Q
period 2017-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2017-05-05
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

1100 West 116th Avenue
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    (Do not check if a smaller reporting company)  Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The registrant is a membership corporation and has no authorized or outstanding equity securities.

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,701,407	$5,682,613
Construction work in progress	223,908	212,081
Total electric plant	5,925,315	5,894,694
Less allowances for depreciation and amortization	(2,394,157)	(2,361,555)
Net electric plant	3,531,158	3,533,139
Other plant	234,594	234,457
Less allowances for depreciation, amortization and depletion	(98,700)	(89,809)
Net other plant	135,894	144,648
Total property, plant and equipment	3,667,052	3,677,787
Other assets and investments
Investments in other associations	140,408	139,350
Investments in and advances to coal mines	18,257	18,176
Restricted cash and investments	1,000	1,000
Intangible assets	16,479	18,310
Other noncurrent assets	11,585	11,542
Total other assets and investments	187,729	188,378
Current assets
Cash and cash equivalents	132,602	165,893
Restricted cash and investments	1,013	997
Deposits and advances	35,486	25,141
Accounts receivable—Members	91,542	97,925
Other accounts receivable	23,135	24,837
Coal inventory	60,551	63,945
Materials and supplies	86,329	87,768
Total current assets	430,658	466,506
Deferred charges
Regulatory assets	390,296	395,615
Prepayment—NRECA Retirement Security Plan	42,247	43,627
Other	144,060	139,378
Total deferred charges	576,603	578,620
Total assets	$4,862,042	$4,911,291
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$984,890	$961,364
Accumulated other comprehensive income (loss)	(282)	(286)
Noncontrolling interest	109,443	109,147
Total equity	1,094,051	1,070,225
Long-term debt	3,122,002	3,139,705
Total capitalization	4,216,053	4,209,930
Current liabilities
Member advances	6,919	11,363
Accounts payable	93,670	105,511
Short-term borrowings	125,480	119,901
Accrued expenses	29,554	32,719
Accrued interest	50,941	34,166
Accrued property taxes	26,531	27,584
Current maturities of long-term debt	77,101	107,903
Total current liabilities	410,196	439,147
Deferred credits and other liabilities
Regulatory liabilities	87,575	95,512
Deferred income tax liability	30,517	30,517
Intangible liabilities	2,520	3,263
Asset retirement obligations	56,424	58,583
Other	50,499	66,164
Total deferred credits and other liabilities	227,535	254,039
Accumulated postretirement benefit and postemployment obligations	8,258	8,175
Total equity and liabilities	$4,862,042	$4,911,291

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating revenues
Member electric sales	$282,415	$271,769
Non-member electric sales	35,158	30,122
Other	20,856	21,571
	338,429	323,462

Operating expenses
Purchased power	76,419	71,035
Fuel	60,813	60,990
Production	49,561	50,982
Transmission	33,800	36,460
General and administrative	7,180	5,110
Depreciation, amortization and depletion	46,672	38,903
Coal mining	8,176	8,273
Other	4,790	5,330
	287,411	277,083

Operating margins	51,018	46,379

Other income
Interest	1,085	1,074
Capital credits from cooperatives	4,246	4,511
Membership withdrawal	2,500	—
Other	1,020	1,041
	8,851	6,626

Interest expense, net of amounts capitalized	36,349	35,420

Income tax expense (benefit)	(302)	—

Net margins including noncontrolling interest	23,822	17,585
Net income attributable to noncontrolling interest	(296)	(52)
Net margins attributable to the Association	$23,526	$17,533

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net margins including noncontrolling interest	$23,822	$17,585
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	24	(22)
Amortization of actuarial gain on postretirement benefit obligation included in net income	(20)	(22)
Income tax expense related to components of other comprehensive income (loss)	—	—
Other comprehensive income (loss)	4	(44)

Comprehensive income including noncontrolling interest	23,826	17,541
Net comprehensive income attributable to noncontrolling interest	(296)	(52)

Comprehensive income attributable to the Association	$23,530	$17,489

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Patronage capital equity at beginning of period	$961,364	$952,082

Net margins attributable to the Association	23,526	17,533
Patronage capital equity at end of period	984,890	969,615

Accumulated other comprehensive income (loss) at beginning of period	(286)	589

Unrealized gain (loss) on securities available for sale	24	(22)
Amortization of actuarial gain on postretirement benefit obligation included in net income	(20)	(22)
Accumulated other comprehensive income (loss) at end of period	(282)	545

Noncontrolling interest at beginning of period	109,147	108,757

Net income attributable to noncontrolling interest	296	52
Equity distribution to noncontrolling interest	—	(59)
Noncontrolling interest at end of period	109,443	108,750
Total equity at end of period	$1,094,051	$1,078,910

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net margins including noncontrolling interest	$23,822	$17,585
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	46,672	38,903
Amortization of intangible asset	1,831	1,831
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	527	470
Recognition of deferred membership withdrawal income	(2,500)	—
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,199)	(1,703)
Recognition of deferred revenue	(7,500)	—
Change in restricted cash and investments	(16)	(23)
Changes in operating assets and liabilities:
Accounts receivable	4,195	10,224
Coal inventory	3,394	6,205
Materials and supplies	1,439	(606)
Accounts payable and accrued expenses	(10,732)	(15,729)
Accrued interest	16,775	14,412
Accrued property taxes	(1,053)	(1,492)
Other deferred credits - TEP transmission settlement	(15,521)	—
Other	(12,656)	(10,197)
Net cash provided by operating activities	48,821	61,223

Investing activities
Purchases of plant	(32,628)	(40,326)
Changes in deferred charges	1,707	(5,171)
Proceeds from other investments	61	313
Net cash used in investing activities	(30,860)	(45,184)

Financing activities
Changes in Member advances	(5,611)	(438)
Payments of long-term debt	(48,502)	(41,247)
Proceeds from issuance of debt	—	45,000
Increase in short-term borrowings, net	5,580	—
Retirement of patronage capital	(3,023)	(2,879)
Other	304	(319)
Net cash provided by (used in) financing activities	(51,252)	117

Net increase (decrease) in cash and cash equivalents	(33,291)	16,156
Cash and cash equivalents – beginning	165,893	144,587
Cash and cash equivalents – ending	$132,602	$160,743

Supplemental cash flow information:
Cash paid for interest	$23,016	$24,647
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(3,916)	$(2,369)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016, are not necessarily indicative of the results that may be expected for an entire year or any other period.

Basis of Consolidation

Our consolidated financial statements include the accounts of Tri-State Generation and Transmission Association, Inc. (“Tri-State”, “we”, “our”, “us” or “the Association”), our wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 12 – Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Our share in each jointly owned facility is as follows as of March 31, 2017 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Station Units 1 and 2	24.00%	$346,726	$233,716	$45,709
MBPP - Laramie River Station	24.13%	410,108	295,445	11,042
San Juan Project – San Juan Unit 3	8.20%	82,688	74,525	—
Total		$839,522	$603,686	$56,751

Depreciation Rates

Effective January 1, 2017, we adopted depreciation rates that reflect rates determined in a depreciation rate study completed in January 2017 for our transmission plant and most of our general plant. We expect that the new rates will result in a reduction in 2017 depreciation expense of approximately $21.0 million. It is also anticipated that a depreciation rate study will be performed and completed during 2017 for our generation plant and that these rates will be adopted prospectively in 2017 from the date the study is completed (currently estimated to be in the second quarter of 2017). We expect that the new rates will result in an increase in 2017 depreciation expense of approximately $2.0 million.

NOTE 2 – ACCOUNTING FOR RATE REGULATION

We are subject to the accounting requirements related to regulated operations. In accordance with these accounting requirements, some revenues and expenses have been deferred at the discretion of our Board of Directors (“Board”), which has budgetary and rate-setting authority, if it is probable that these amounts will be refunded or recovered through future rates. Regulatory assets are costs that we expect to recover from our member distribution systems (“Members”) based on rates approved by our Board in accordance with our rate policy. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to our Members based on rates approved by our Board in accordance with our rate policy. We recognize regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expense concurrent with their recovery in rates.

Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Regulatory assets
Deferred income tax expense (1)	$30,517	$30,517
Deferred prepaid lease expense – Craig 3 Lease (2)	8,091	9,710
Deferred prepaid lease expense – Springerville 3 Lease (3)	90,014	90,587
Goodwill – J.M. Shafer (4)	56,980	57,692
Goodwill – Colowyo Coal (5)	40,035	40,294
Deferred debt prepayment transaction costs (6)	164,659	166,815
Total regulatory assets	390,296	395,615

Regulatory liabilities
Interest rate swaps (7)	14,202	12,140
Deferred revenues (8)	28,300	35,800
Membership withdrawal (9)	45,073	47,572
Total regulatory liabilities	87,575	95,512
Net regulatory asset	$302,721	$300,103

(1)

A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues.

(2)

Deferral of loss on acquisition related to the Craig Generating Station Unit 3 prepaid lease expense upon acquisitions of equity interests in 2002 and 2006. The regulatory asset for the deferred prepaid lease expense is being amortized to depreciation, amortization and depletion expense in the amount of $6.5 million annually through the remaining original life of the lease ending June 30, 2018 and recovered from our Members in rates.

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

(7)

Represents deferral of the unrealized gain related to the change in fair value of forward starting interest rate swaps that were entered into in order to hedge interest rates on anticipated future borrowings. Upon settlement of these interest rate swaps, the realized gain or loss will be amortized to interest expense over the term of the associated long-term debt borrowing. See Note 6 – Long-Term Debt and Note 11 – Fair Value.

(8)

Represents deferral of the recognition of $10 million of non-member electric sales revenue received in 2008 and $35 million of non-member electric sales revenue received in 2011. $9.2 million of this deferred revenue was recognized in non-member electric sales revenue in 2016. As part of our Board approving the A‑40 rate schedule, which was implemented on January 1, 2017, the Board approved the income recognition in 2017 of $10.0 million of previously deferred 2008 non-member electric sales revenue and $20.0 million of previously deferred 2011 non-member electric sales revenue. $7.5 million of this deferred revenue was recognized in non-member electric sales revenue for the period ended March 31, 2017. The remaining deferred non-member electric sales revenues will be refunded to Members through reduced rates when recognized in non-member electric sales revenue in future periods.

(9)

Represents the deferral of the recognition of other income of $47.6 million recorded in connection with the June 30, 2016 withdrawal of Kit Carson Electric Cooperative, Inc. from membership in us. As part of our Board approving the A‑40 rate schedule, which was implemented on January 1, 2017, the Board approved the income recognition in 2017 of $10.0 million of deferred membership withdrawal income. $2.5 million of this deferred membership withdrawal income was recognized in other income for the period ended March 31, 2017. The remaining deferred membership withdrawal income will be refunded to Members through reduced rates when recognized in other income in future periods.

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

NOTE 4 – RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments represent funds designated by our Board for specific uses and funds restricted by contract or other legal reasons. A portion of the funds are funds that have been restricted by contract that are expected to be settled within one year. These funds are therefore classified as current on our consolidated statements of financial position. The other funds are for funds restricted by contract or other legal reasons that are expected to be settled beyond one year. These funds are classified as noncurrent and are included in other assets and investments on our consolidated statements of financial position.

NOTE 5 – OTHER DEFERRED CHARGES

We make expenditures for preliminary surveys and investigations for the purpose of determining the feasibility of contemplated generation and transmission projects. If construction results, the preliminary survey and investigation expenditures will be reclassified to electric plant ‑ construction work in progress. If the work is abandoned, the related preliminary survey and investigation expenditures will be charged to the appropriate operating expense account or the expense could be deferred as a regulatory asset to be recovered from our Members in rates subject to approval by our

Board, which has budgetary and rate-setting authority. Preliminary surveys and investigations was primarily comprised of expenditures for the expansion of Holcomb Generating Station of $92.7 million and $91.3 million as of March 31, 2017 and December 31, 2016, respectively.

We make advance payments to the operating agents of jointly owned facilities to fund our share of costs expected to be incurred under each project including MBPP – Laramie River Station, Yampa Project – Craig Station Units 1 and 2, and San Juan Project – San Juan Unit 3. We also make advance payments to the operating agent of Springerville Unit 3.

In 2016, we entered into forward starting interest rate swaps to hedge a portion of our future long-term debt interest rate exposure. The unrealized gain on these interest rate swaps, as of March 31, 2017, was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation.

Other deferred charges are as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Preliminary surveys and investigations	$113,283	$111,592
Advances to operating agents of jointly owned facilities	10,334	11,871
Interest rate swaps	14,202	12,140
Other	6,241	3,775
Total other deferred charges	$144,060	$139,378

NOTE 6 – LONG-TERM DEBT

The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement except for three unsecured notes in the aggregate amount of $47.7 million as of March 31, 2017. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with Bank of America, N.A. and CoBank, ACB as Joint Lead Arrangers in the amount of $750 million (“Revolving Credit Agreement”) that expires on July 26, 2019. We had no outstanding borrowings as of March 31, 2017 and December 31, 2016. There is a 364-day, direct pay letter of credit issued under the Revolving Credit Agreement and provided by Bank of America, N.A. for the $46.8 million Moffat County, CO pollution control revenue bonds. As of March 31, 2017, we have $576.8 million in total aggregate availability (including $374.5 million under the commercial paper back-up sublimit) under the Revolving Credit Agreement.

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Total debt	$3,211,220	$3,259,721
Less debt issuance costs	(21,818)	(22,255)
Less debt discounts	(10,518)	(10,569)
Plus debt premiums	20,219	20,711
Total debt adjusted for discounts, premiums and debt issuance costs	3,199,103	3,247,608
Less current maturities	(77,101)	(107,903)
Long-term debt	$3,122,002	$3,139,705

We are exposed to certain risks in the normal course of operations in providing a reliable and affordable source of wholesale electricity to our Members. These risks include interest rate risk, which represents the risk of increased operating expenses and higher rates due to increases in interest rates related to anticipated future long-term borrowings. To manage this exposure, we have entered into forward starting interest rate swaps to hedge a portion of our future long‑term debt interest rate exposure. We anticipate settling these swaps in conjunction with the issuance of future long-term debt. See Note 2 ‑ Accounting for Rate Regulation and Note 11 ‑ Fair Value.

The terms of the interest rate swap contracts are as follows (dollars in thousands):

	Notional	Fixed	Benchmark Interest	Effective	Maturity
	Amount	Rate (1)	Rate (2)	Date	Date
Interest rate swap - April 2016	$90,000	2.355%	30 year - LIBOR	April 2019	April 2049
Interest rate swap - June 2016	80,000	2.304	30 year - LIBOR	June 2019	June 2049
	$170,000

(1)	We will pay.
(2)	We will receive.

NOTE 7 – SHORT-TERM BORROWINGS

We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper sublimit under our Revolving Credit Agreement, which was $500 million at March 31, 2017. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary, but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on our consolidated statements of financial position.

Commercial paper consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Commercial paper outstanding, net of discounts	$125,480	$119,901
Weighted average interest rate	1.13%	0.89%

At March 31, 2017, $374.5 million of the commercial paper back-up sublimit remained available under the Revolving Credit Agreement. See Note 6 – Long-Term Debt.

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

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Asset retirement obligation at beginning of period	$58,583	$55,215
Liabilities incurred	—	5,844
Liabilities settled	(184)	(1,298)
Accretion expense	626	3,751
Change in cash flow estimate	(2,601)	(4,929)
Asset retirement obligation at end of period	$56,424	$58,583

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

NOTE 9 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $34.5 million will be paid by us for these easements from 2017 through the individual easement terms ending between 2036 and 2040. The present value for the easement payments were $21.7 and $20.6 million as of March 31, 2017 and December 31, 2016, respectively, which is recorded as other deferred credits and other liabilities.

We received $15.5 million in 2016 from Tucson Electric Power Company (“TEP”) as ordered by the United States Federal Energy Regulatory Commission (“FERC”). In 2015, TEP filed various non-conforming point-to-point transmission services agreements with FERC, including transmission services agreements between TEP and us. FERC ordered TEP to make a time value refund to us with regard to these transmission services agreements. TEP appealed the FERC order and stated that the funds were subject to refund in the event TEP was ultimately successful in its appeal. In 2016, due to uncertainties regarding the ultimate outcome of this matter, we recorded the total receipt of $15.5 million in other deferred credits.

On January 12, 2017, we entered into a settlement agreement with TEP and TEP moved to dismiss the appeal with prejudice. We returned $7.75 million to TEP and recognized $7.75 million that we retained as a reduction in transmission expense on our statement of operations during the first quarter of 2017.

We have received upfront payments from others for the use of optical fiber and these are reflected in unearned revenue until recognized over the life of the agreement. We have received deposits from various parties and those that may still be required to be returned are a liability and these are reflected in customer deposits.

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31,	December 31,
	2017	2016
Transmission easements	$21,665	$20,562
TEP transmission refund	—	15,521
Unearned revenue	3,856	4,000
Customer deposits	3,143	3,338
Other	21,835	22,743
Total other deferred credits and other liabilities	$50,499	$66,164

NOTE 10 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. Accordingly, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. We had an income tax benefit of $0.3 million for the three months ended March 31, 2017 and no income tax expense or benefit for the three months ended March 31, 2016. The income tax benefit of $0.3 million is due to an alternative minimum tax credit refund in lieu of bonus depreciation.

NOTE 11 – FAIR VALUE

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

	As of March 31, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$816	$956	$987	$1,103

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $45.1 million as of March 31, 2017 and $49.1 million as of December 31, 2016, respectively.

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

	As of March 31, 2017		As of December 31, 2016
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,211,220	$3,452,178	$3,259,721	$3,543,640

Interest Rate Swaps

We entered into forward starting interest rate swaps in 2016 to hedge a portion of our future long-term debt interest rate expense. See Note 6 – Long-Term Debt. These interest rate swaps are derivative instruments in accordance with ASC 815, Derivatives and Hedging, and are recorded at fair value on a recurring basis. The estimated fair value of these interest rate swaps utilizes observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and are included in other deferred credits and other liabilities on our consolidated statements of financial position. At March 31, 2017, the fair value of our interest rate swaps was an unrealized gain of $14.2 million, which was deferred in accordance with our regulatory accounting. See Note 2 – Accounting for Rate Regulation.

NOTE 12 – VARIABLE INTEREST ENTITIES

The following is a description of our financial interests in variable interest entities that we consider significant. This includes an entity for which we are determined to be the primary beneficiary and therefore consolidate and also entities for which we are not the primary beneficiary and therefore do not consolidate.

Consolidated Variable Interest Entity

Springerville Partnership:    We own a 51 percent equity interest, including the 1 percent general partner equity interest, in the Springerville Partnership, which is the 100 percent owner of Springerville Unit 3 Holding LLC (“Owner Lessor”).

The Owner Lessor is the owner of the Springerville Unit 3. We, as general partner of the Springerville Partnership, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of the Springerville Partnership and take certain actions necessary to maintain the Springerville Partnership in good standing without the consent of the limited partners. Additionally, the Owner Lessor has historically not demonstrated an ability to finance its activities without additional financial support. The financial support is provided by our remittance of lease payments in order to permit the Owner Lessor, the holder of the Springerville Unit 3 assets, to pay the debt obligations and equity returns of the Springerville Partnership. We have the primary risk (expense) exposure in operating the Springerville Unit 3 assets and are responsible for 100 percent of the operation, maintenance and capital expenditures of Springerville Unit 3 and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of the Owner Lessor. Therefore, the Springerville Partnership and Owner Lessor have been consolidated by us.

Our consolidated statements of financial position include the Springerville Partnership’s net electric plant of $827.0 million and $832.3 million at March 31, 2017 and December 31, 2016, respectively, the long-term debt of $432.4 million and $472.1 million at March 31, 2017 and December 31, 2016, respectively, accrued interest associated with the long-term debt of $5.0 million and $13.4 million at March 31, 2017 and December 31, 2016, respectively, and the 49 percent noncontrolling equity interest in the Springerville Partnership of $109.4 million and $109.1 million at March 31, 2017 and December 31, 2016, respectively.

Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $5.3 million for the three months ended March 31, 2017 and the comparable period in 2016. Our consolidated statements of operations also include interest expense of $7.2 million for the three months ended March 31, 2017 and $7.7 million for the comparable period in 2016. The net income or loss attributable to the 49 percent noncontrolling equity interest in the Springerville Partnership is reflected on our consolidated statements of operations. The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages.

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico and spot coal for the Springerville Unit 3 in Arizona. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There isn’t sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.2 million at March 31, 2017 and December 31, 2016, and is included in investments in other associations.

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

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There isn’t sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $14.6 million at March 31, 2017 and $14.5 million at December 31, 2016 and is recorded within investments in and advances to coal mines.

NOTE 13 – LEGAL

Other than as disclosed below, there are no new material litigation or proceedings pending or threatened against us or any material developments in any material existing pending litigation or proceedings.

We have development rights for a new coal‑fired generating unit or units at Sunflower Electric Power Corporation’s (“Sunflower”) existing single‑unit Holcomb Generating Station in western Kansas pursuant to a Purchase Option and Development Agreement (“PODA”). The July 2007 PODA with Sunflower and other Sunflower parties calls for us to make option payments totaling $55 million to Sunflower and/or the other Sunflower parties in exchange for the development rights. Upon execution of the PODA, we paid $25 million. In 2008, we paid $5 million and the remainder will be paid on the purchase date. The purchase date will be designated by us, Sunflower and the other parties to the PODA after we exercise our option to acquire the development rights. The purchase date has not been determined. The original air permit application was denied by the Kansas Department of Health and Environment (“KDHE”) in October 2007 and we and Sunflower appealed the denial to the Kansas courts. Subsequent to the denial of the air permit, Sunflower entered into an agreement with the governor of Kansas that could result in the KDHE issuing a permit for one new coal‑fired generating unit at Holcomb Generating Station of 895 megawatts. As a result of the agreement, Sunflower and we withdrew the appeal of the denial of the original air permit application. The KDHE issued the new permit on December 16, 2010. The Sierra Club filed an appeal of the new permit with the Kansas Court of Appeals on January 14, 2011 and the case was immediately transferred to the Kansas Supreme Court. The Kansas Supreme Court remanded the permit to the KDHE to consider a limited issue. The KDHE issued an addendum to the permit on May 30, 2014. The Sierra Club filed an appeal with the Kansas Court of Appeals on June 27, 2014. On November 3, 2014, the Kansas Supreme Court granted a pending motion to transfer the case from the Court of Appeals and KDHE subsequently filed the record on appeal. On January 28, 2016, the Kansas Supreme Court heard oral arguments on the appeal. On March 17, 2017, the Kansas Supreme Court issued a decision upholding the air permit. Our Board has not yet made a decision to proceed with the construction of this project, including whether or not to exercise our option to acquire the development rights.  Excluding the cost of land and water rights, the cost of developing the project incurred by us as of March 31, 2017 is $92.7 million, which is included in other deferred charges on our consolidated statements of financial position.

In June 2011, a wildfire in New Mexico, known as the Las Conchas Fire, burned for five weeks in northern New Mexico, primarily on national forest service land in the Santa Fe National Forest. Six plaintiff groups, composed of property owners in the area of the Las Conchas Fire, filed separate lawsuits against our Member, Jemez Mountains Electric Cooperative, Inc. (“JMEC”) in the Thirteenth District Court, Sandoval County in the State of New Mexico. Plaintiffs alleged that the fire ignited when a tree growing outside JMEC’s right of way fell onto a distribution line owned by JMEC as a result of high winds. On January 7, 2014, the district court allowed all parties and related parties to amend their complaints to include the addition of us as a party defendant. After JMEC settled with one plaintiff group, the remaining cases were Elizabeth Ora Cox, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Norman Armijo, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Esequiel Espinoza, et al. v. Allstate Property & Casualty, et al.; Jemez Pueblo v. Jemez Mountains Electric Cooperative, Inc., et al.; and Pueblo de Cochiti., et al. v. Jemez Mountains Electric Cooperative, Inc., et al. The allegations in each case were similar.  Plaintiffs alleged that we owed them independent duties to inspect and maintain the right‑of‑way for JMEC’s distribution line and that we were also jointly liable for any negligence by JMEC under joint venture and joint enterprise theories. A jury trial commenced on September 28, 2015 on the liability aspect of this matter. On October 28, 2015, the jury affirmed our position that we and JMEC did not operate as a joint venture or joint enterprise. The jury did find we owed the plaintiffs an independent duty and allocated comparative negligence with JMEC 75 percent negligent, us 20 percent negligent, and the United States Forest Service 5 percent negligent. Although we have not settled this matter, we have reached separate confidential stipulations on damages with Jemez Pueblo, Pueblo de Cochiti, Espinoza plaintiffs, and the Cox plaintiffs, reserving the right to appeal liability issues. We maintain $100 million in liability insurance coverage for this matter. We anticipate appealing the determination of our liability for this matter. If we do not prevail on appeal, we expect our allocation of damages to be covered by our liability insurance. Although we cannot predict the outcome of this matter at this point in time, we do not expect them to have a material adverse effect on our financial condition or our future results of operations or cash flows.

For further discussion regarding legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2016 “Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 13 ‑ Commitments and Contingencies – Legal.”

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This amendment disaggregates the accounting for the service cost component of the net periodic benefit cost of an entity’s defined benefit pension and other postretirement benefit plans from the other components of the net periodic benefit cost (such as interest expense, recognition of actuarial gain or loss on postretirement benefit obligations, and amortization of prior service cost or credit). The service cost component is to be included in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of the net periodic benefit cost are to be included separately from the line item(s) that include service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 also limits the portion of net benefit cost that is eligible for capitalization to property, plant and equipment to the current service cost component. This amendment is effective for fiscal years beginning after December 31, 2017, including interim periods within those annual periods. Early adoption is permitted. The guidance is applied using a retrospective transition method. We are currently evaluating the impact that this amendment will have on our statement of operations.

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

We have evaluated our wholesale electric service contracts with our 43 Members and do not believe there will be a material impact to our recognition of revenue from the sale of electricity to our Members. Our Members are billed on a monthly basis per an energy rate and demand rate(s) for energy consumed during the period. Member rates for energy and demand are set by our Board annually, consistent with adequate electrical reliability and sound fiscal policy. Under the new standard, revenue is recognized upon the satisfaction of an entity’s performance obligations, which occurs when control of a good or service transfers to the customer. The standard includes a practical expedient that allows an entity to recognize revenue in the amount at which the entity has a right to invoice if that amount corresponds directly with the value to the customer of the entity’s performance to date. We transfer control of the electricity over time and the Member simultaneously receives and consumes the benefits of the electricity. The amount we invoice Members on a monthly basis corresponds directly with the value to the Member of our performance. Total revenue from Member electric sales was $282.4 million for the three months ended March 31, 2017, which was 83 percent of our operating revenue. We are currently evaluating the impact of the new standard on our remaining operating revenue.

The American Institute of Certified Public Accountants Power and Utilities Revenue Recognition Task Force is working with the FASB to address specific industry issues, including the applicability of Topic 606 to contributions in aid of construction (“CIAC”), and if it is within scope, whether the recognition of such revenue should occur upon receipt or be deferred. In order to be fair and economical to all our Members, we may require a Member to provide CIAC to make an investment in property, plant and equipment. In accordance with standard industry practice, we have accounted for receipt of CIAC as a reduction in the total cost basis of property, plant and equipment such that only the net cost to us is included in property, plant and equipment on our statements of financial position. This net amount (after contribution) is also the amount subject to ratemaking. If it is determined that CIAC is within the scope of Topic 606, it could have a material impact on our financial position and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We are organized for the purpose of providing electricity to our member distribution systems, or Members, that serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We currently have 43 Members after the withdrawal in June 2016 of Kit Carson Electric Cooperative, Inc., or KCEC, from membership in us. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long‑term contracts and short‑term sale arrangements. Our Members provide retail electric service to rural residences, farms and ranches, cities, towns and suburban communities, as well as large and small businesses and industries. As of March 31, 2017, our Members served approximately 600,000 retail electric meters over a nearly 200,000 square-mile area. We sold 4.4 million megawatt hours, or MWhs, for the three months ended March 31, 2017, of which 86.1 percent was to Members. Total revenue from electric sales was $317.6 million for the three months ended March 31, 2017, of which 88.9 percent was from Member sales.

We have entered into substantially similar wholesale electric service contracts with each Member extending through 2050 for 42 Members (which constitute approximately 96.2 percent of our revenue from Member sales for the three months ended March 31, 2017) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association). These contracts are subject to automatic extension thereafter until either party provides at least two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of March 31, 2017, 18 Members were enrolled in this program with capacity totaling approximately 113 megawatts.

We supply and transmit our Members’ electric power requirements through a portfolio of resources, including generating and transmission facilities, long-term purchase contracts and short-term energy purchases. We own, lease, have undivided percentage interests in, or have tolling arrangements with respect to, various generating stations. Additionally, we transmit power to our Members through resources that we own, lease or have undivided percentage interests in, or by wheeling power across lines owned by other transmission providers.

Critical Accounting Policies

As of March 31, 2017, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, patronage capital equity was $984.9 million. To date, we have retired approximately $335.5 million of patronage capital to our Members.

Rates and Regulation

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers.  Rates for electric power sales to our Members consist of two billing components: an energy rate and demand rates. Member rates for energy and demand are set by our Board, consistent with adequate electrical reliability and sound fiscal policy. The energy rate is billed based upon a price per kilowatt hour, or kWh, of physical electricity delivered through our transmission system to our Members without incorporating an on‑peak and off‑peak period. The two demand rates (a generation demand and a transmission/delivery demand) are billed on the Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.

Approved by our Board in September 2016 and effective January 1, 2017, we implemented the A‑40 rate schedule. The A‑40 rate schedule increased the average budgeted Member cents/kWh for 2017 by 4.23 percent compared to the average budgeted Member cents/kWh for 2016. In 2016, our A‑39 rate, which had the same rate design as our 2017 wholesale A‑40 rate, was in effect.

Although rates established by our Board are generally not subject to regulation by federal, state or other governmental agencies, we are currently required to submit our rates to the New Mexico Public Regulation Commission, or NMPRC. The NMPRC only has regulatory authority over rates in New Mexico in the event three or more of our New Mexico Members file a request for such a review and such review is found to be qualified by the NMPRC.

No New Mexico Member filed a protest with the NMPRC for the A‑40 rate or the A‑39 rate and thus these rates were effective without NMPRC review or approval.

Master Indenture

As of March 31, 2017, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historic and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Results of Operations

General

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers. Rates for electric power sales to our Members consist of two billing components: an energy rate and demand rates. See “– Factors Affecting Results – Rates and Regulation” for a description of our energy and demand rates to our Members. Long‑term contract sales to non‑members generally include energy and demand components. Short-term sales to non‑members are sold at market prices after consideration of incremental production costs. Demand billings to non‑members are typically billed per kilowatt of capacity reserved or committed to that customer.

Weather has a significant effect on the usage of electricity by impacting both the electricity used per hour and the total peak demand for electricity. Consequently, weather has a significant impact on our revenues.  Relatively higher summer or lower winter temperatures tend to increase the usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces the usage of electricity because heating, air conditioning and irrigation systems are operated less frequently. The amount of precipitation during the growing season (generally May through September) also impacts irrigation use. Other factors affecting our Members’ usage of electricity include:

•	the amount, size and usage of machinery and electronic equipment;
•	the expansion of operations among our Members’ commercial and industrial customers;
•	the general growth in population; and
•	economic conditions.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Operating Revenues

Member electric sales decreased 48,533 MWhs to 3,780,900 MWhs for the three months ended March 31, 2017 compared to 3,829,433 MWhs for the same period in 2016. The withdrawal of KCEC in June 2016 resulted in a 84,307 MWhs decrease for the three months ended March 31, 2017 compared to the same period in 2016, partially offset by an increase in Member sales. Although MWhs sold decreased in 2017 compared to 2016, member electric sales revenue increased $10.6 million to $282.4 million for the three months ended March 31, 2017 compared to $271.8 million for the same period in 2016. The increase in member electric sales revenue was primarily due to the A‑40 rate schedule effective January 1, 2017, partially offset by the decrease in revenue of $6.1 million as a result of the withdrawal of KCEC from membership in us.

Non-member electric sales increased 55,112 MWhs, or 9.9 percent, to 610,197 MWhs for the three months ended March 31, 2017 compared to 555,085 MWhs for the same period in 2016. Non-member electric sales revenue increased $5.1 million, or 16.9 percent, to $35.2 million for the three months ended March 31, 2017 compared to $30.1 million for the same period in 2016. The increase in MWhs sold was primarily due to an increase in short-term sales of 59,942 MWhs, which increased non-member electric sales $2.0 million due to favorable market prices. The primary reason for the increase in non-member electric sales revenue was due to the income recognition of $7.5 million of previously deferred 2011 and 2008 non-member electric sales revenue. This recognition in 2017 was approved by our Board in accordance with its budgetary and rate-setting authority. Excluding the effect of the previously deferred non-member electric sales revenue recognition, non-member electric sales revenue decreased $2.4 million to $27.7 million for the three months ended March 31, 2017 compared to $30.1 million for the same period in 2016. The decrease in non-member electric sales was primarily due to a decrease in long-term firm revenue of $5.1 million resulting from the expiration of a long-term power sales arrangement on March 31, 2016 that was not renewed. This decrease was partially offset by the $2.0 million increase in short-term sales.

Other operating revenue consists primarily of wheeling, transmission and lease revenues, coal sales, and revenue from supplying steam and water to a paper manufacturer located adjacent to the Escalante Station. Wheeling revenue is received when we charge other energy companies for transmitting electricity over our transmission lines. Transmission revenue is from our membership in the Southwest Power Pool, or SPP, a regional transmission organization, which we joined on January 1, 2016. The lease revenue is primarily from certain power sales arrangements that are required to be accounted for as operating leases since the arrangements are in substance leases because they convey to others the right to use power generating equipment for a stated period of time. Coal sales revenue results from the sale of a portion of the coal from the Colowyo Mine per a contract ending in 2017 to other joint owners in the Yampa Project. Other revenue decreased $0.7 million to $20.9 million for the three months ended March 31, 2017 compared to $21.6 million for the same period in 2016. The decrease in other operating revenue was primarily due to a decrease in lease revenue of

$4.3 million due to the expiration of power sales arrangements (that were accounted for as operating leases) at our Knutson and Limon Generating Stations. This decrease was partially offset by a $2.0 million increase in coal sales to other joint owners in the Yampa Project, a $0.9 million increase in transmission revenue resulting from our membership in the SPP and a $0.8 million increase in wheeling revenue.

Operating Expenses

Purchased power decreased 28,284 MWhs to 1,624,968 MWhs for the three months ended March 31, 2017 compared to 1,653,252 MWhs for the same period in 2016, a 1.7 percent decrease. Although the MWhs decreased, purchased power expense increased $5.4 million, or 7.6 percent, to $76.4 million for the three months ended March 31, 2017 compared to $71.0 million for the same period in 2016. The increase in purchased power expense was primarily due to a $3.7 million increase to $4.6 million for the three months ended March 31, 2017 compared to $0.9 million for the same period in 2016 for relatively similar MWh purchases from a new wind generating facility. Our purchases of power from the new wind generating facility had a higher average cost per MWh for the three months ended March 31, 2017 compared to the same period in 2016 when we were paying a lower pre-commercial rate. Additionally, purchased power expense from Basin Electric Power Cooperative, or Basin, increased $1.6 million for the three months ended March 31, 2017 compared to the same period in 2016 for relatively similar MWh purchases due to Basin’s rate increase in third quarter 2016.

Depreciation, amortization and depletion expense increased $7.8 million, or 20.0 percent, to $46.7 million for the three months ended March 31, 2017 compared to $38.9 million for the same period in 2016. Depreciation, amortization and depletion expense increased for the three months ended March 31, 2017 primarily due to the shortened lives of several assets. The Nucla Generating Station depreciation expense increased approximately $2.1 million due to the shortened life associated with the anticipated December 31, 2022 retirement date of the unit. New Horizon Mine, which provides coal to the Nucla Generating Station, depreciation, amortization and depletion expense increased approximately $5.3 million due to the shortened life. The Craig Station Unit 1 depreciation expense increased approximately $0.6 million due to the shortened life associated with the anticipated December 31, 2025 retirement date of the unit. The remaining increase in expense was primarily due to additions of equipment throughout our transmission system and at our generating stations. Effective January 1, 2017, we adopted depreciation rates that reflect rates determined in a depreciation rate study completed in January 2017 for our transmission plant and most of our general plant. The new rates resulted in a reduction in 2017 depreciation expense of approximately $5.4 million for the three months ended March 31, 2017. It is also anticipated that a depreciation rate study will be performed and completed during 2017 for our generation plant and that these rates will be adopted prospectively in 2017 from the date the study is completed (currently estimated to be in the second quarter of 2017). We expect that the new rates will result in an increase in 2017 depreciation expense of approximately $2.0 million.

Other Income

Other income increased $2.3 million, or 34.8 percent, to $8.9 million for the three months ended March 31, 2017 compared to $6.6 million for the same period in 2016. The increase in other income was primarily due to the recognition of $2.5 million of deferred membership withdrawal income for the three months ended March 31, 2017 related to the June 30, 2016 withdrawal of KCEC from membership in us. Our Board approved recognizing $10.0 million of deferred membership withdrawal income in 2017.

Financial condition as of March 31, 2017 compared to December 31, 2016

Assets

Construction work in progress increased $11.8 million, or 5.6 percent, to $223.9 million as of March 31, 2017 compared to $212.1 million as of December 31, 2016. The increase was primarily due to capital expenditures of $28.6 million partially offset by transfers to electric plant in service for completed projects of $18.4 million. The largest capital expenditures include the Craig Generating Station Unit 2 nitrogen-oxide reduction project, Craig Generating Station Unit 3 environmental upgrade project, various generation projects at the Laramie River Generating Station, and transmission improvements and system upgrades.

Cash and cash equivalents decreased $33.3 million, or 20.1 percent, to $132.6 million as of March 31, 2017 compared to $165.9 million as of December 31, 2016. The decrease in cash and cash equivalents was primarily due to debt payments of $48.5 million ($39.3 million for the Springerville certificates and $5.5 million for the City of Gallup, NM pollution control revenue bonds) and the return of $7.75 million to Tucson Electric Power Company, or TEP, for the January 12, 2017 settlement agreement related to the time value refund we received in 2016 from TEP. Partially offsetting these decreases in cash was an increase in accrued interest related to the timing of interest payments for certain obligations that are due during the second quarter of 2017.

Deposits and advances increased $10.4 million, or 41.1 percent, to $35.5 million as of March 31, 2017 compared to $25.1 million as of December 31, 2016. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

Equity and Liabilities

Patronage capital equity increased $23.5 million to $984.9 million as of March 31, 2017 compared to $961.4 million as of December 31, 2016. The increase was primarily due to a margin attributable to us of $23.5 million for the three months ended March 31, 2017.

Accounts payable decreased $11.8 million, or 11.2 percent, to $93.7 million as of March 31, 2017 compared to $105.5 million as of December 31, 2016. The decrease was primarily due to the timing of payment of trade payables partially offset by an increase in purchased power, primarily as a result of an increase in renewable power purchases, and an increase in capital expenditure and operations and maintenance accruals.

Short-term borrowings consist of our commercial paper program that we established in May 2016 to provide an additional financing source for our short-term liquidity needs. Short-term borrowings increased $5.6 million to $125.5 million as of March 31, 2017 compared to $119.9 million as of December 31, 2016. The increase was due to an increase in commercial paper issuances in March 2017 compared to December 2016.

Accrued interest increased $16.8 million, or 49.1 percent, to $50.9 million as of March 31, 2017 compared to $34.1 million as of December 31, 2016. The increase was due to the timing of interest payments that are due during the second quarter of 2017.

Current maturities of long-term debt decreased $30.8 million, or 28.5 percent, to $77.1 million as of March 31, 2017 compared to $107.9 million as of December 31, 2016. The decrease was primarily due to a lower Springerville certificate debt payment due during the first quarter of 2018 of $25.6 million compared to the same period in 2017 and paying off the City of Gallup, NM pollution control revenue bonds of $5.5 million during the first quarter of 2017.

Regulatory liabilities decreased $7.9 million, or 8.3 percent, to $87.6 million as of March 31, 2017 compared to $95.5 million as of December 31, 2016. The decrease was due to the income recognition of $7.5 million of previously deferred 2011 and 2008 deferred non-member electric sales revenue and the income recognition of $2.5 million of previously deferred other income in connection with the June 30, 2016 withdrawal of KCEC from membership in us. These decreases were partially offset by an increase in the deferred unrealized gain related to the change in fair value of the interest rate swap of $2.1 million.

Other deferred credits decreased $15.7 million, or 23.7 percent, to $50.5 million as of March 31, 2017 compared to $66.2 million as of December 31, 2016. The decrease was primarily due to the January 12, 2017 settlement of the $15.5 million refund from TEP required by the Federal Energy Regulatory Commission for transmission service agreements that was recorded in other deferred credits in 2016. We returned $7.75 million to TEP and recognized $7.75 million that we retained as a reduction in transmission expense on our statement of operations during the first quarter of 2017.

Liquidity

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of debt. As of March 31, 2017, we had $132.6 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2017 is as follows (dollars in thousands):

			Available
	Authorized		March 31,
	Amount		2017
Revolving Credit Agreement	$750,000	(1)	$576,778	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)

Of the portion of this facility that was unavailable at March 31, 2017, $47.7 million was related to a letter of credit issued to support variable rate demand bonds and $125.5 million was dedicated to support outstanding commercial paper.

The Revolving Credit Agreement has aggregate commitments of $750 million which includes a swingline sublimit of $100 million, a letter of credit sublimit of $200 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $152 million of the letter of credit sublimit, and $374.5 million of the commercial paper back-up sublimit remained available as of March 31, 2017. Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under the Revolving Credit Agreement, which was $500 million at March 31, 2017, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $125.5 million of commercial paper outstanding at March 31, 2017.

The Revolving Credit Agreement is secured under the Master Indenture and has a term extending through July 26, 2019. We had no outstanding borrowings at March 31, 2017 and December 31, 2016 and an issued letter of credit for the Moffat County, CO pollution control revenue bonds in the principal amount of $46.8 million plus accrued interest supported by the Revolving Credit Agreement. Funds advanced under the Revolving Credit Agreement bear interest either at a Eurodollar rate or a base rate, at our option.  The Eurodollar rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The base rate is the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the Bank of America prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. As of March 31, 2017, we have $576.8 million in availability (including $374.5 million under the commercial paper back-up sublimit) under the Revolving Credit Agreement.

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

March 31, 2017 compared to March 31, 2016

Operating activities.  Net cash provided by operating activities was $48.8 million for the three months ended March 31, 2017 compared to $61.2 million for the same period in 2016, a decrease of $12.4 million. The decrease in cash provided by operating activities was primarily due to the return of $7.75 million to TEP for the January 12, 2017 settlement agreement related to the time value refund we received in 2016 from TEP, an increase in purchased power of $5.4 million and an increase in prepayments of insurance of $2.1 million. These decreases were partially offset by favorable margins and an increase in cash collected from Member accounts receivable.

Investing activities.  Net cash used in investing activities was $30.9 million for the three months ended March 31, 2017 compared to $45.2 million for the same period in 2016, a decrease of $14.3 million. The decrease was primarily due to lower capital expenditures in 2017 compared to 2016 for generation and transmission improvements and system upgrades.

Financing activities.  Net cash used in financing activities was $51.3 million for the three months ended March 31, 2017 compared to cash provided by financing activities of $0.1 million for the same period in 2016, a decrease of $51.4 million. The decrease was primarily due to a $45.0 million decrease in proceeds from issuance of debt, partially offset by a $5.6 million increase in short-term borrowings. Also, cash used in financing activities was impacted by higher payments of long-term debt, primarily a payment of $5.5 million for the City of Gallup, NM pollution control revenue bonds and a $2.3 million increase in the payment on the Springerville certificates as compared to the same period in 2016.

Capital Expenditures

We forecast our capital expenditures annually as part of our long-term planning. We regularly review these projections to update our calculations to reflect changes in our future plans, facility costs, market factors and other items affecting our forecasts.

Our actual capital expenditures for existing generating facilities and existing and new transmission facilities going forward depend on a variety of factors, including Member load growth, availability of necessary permits, regulatory changes, environmental requirements, current construction costs, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.

The majority of our capital expenditures consist of additions to electric plant and equipment. Other capital projects include several transmission projects, such as expansion in the Interstate 25 corridor north of Denver, construction of the Southwest Colorado Transmission Reliability Project, and additional projects to improve reliability and load-serving capability throughout our service area. As of March 31, 2017, we have incurred capital expenditures of approximately $92.7 million, excluding land and water purchases, in connection with the expansion of the existing coal‑fired Holcomb Generating Station.

Contractual Commitments

Indebtedness.  As of March 31, 2017, we had approximately $2.7 billion of debt outstanding secured on a parity basis under our Master Indenture. Our debt secured by the lien of the Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of three unsecured notes), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, the First Mortgage Bonds, Series 2016A, pollution control revenue bonds, and amounts outstanding, if any, under the Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture. We have three unsecured notes totaling $48 million and the Springerville certificates totaling $432 million. The Springerville certificates are secured only by a mortgage and lien on Springerville Generating Station Unit 3 and the Springerville lease.

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

Greenhouse Gases and the Clean Power Plan.    On October 23, 2015, the Environmental Protection Agency, or EPA, published in the Federal Register a final rule regarding emission limits and emission guidelines of carbon dioxide, or CO2, for existing generating facilities in a comprehensive rule referred to as the “Clean Power Plan.” The Clean Power Plan established guidelines for states to develop plans to limit emissions of CO2 from existing units.  The goal of the rule was a reduction in CO2 emissions from 2005 levels of 32 percent nationwide by 2030 and specifies interim emission rates phasing in between 2022 and 2029.  In 2016, approximately 26 percent of the energy delivered by us and our Members to our Members’ customers came from non-carbon emitting resources and our existing generating facilities generated approximately 59 percent of our energy available for sale, a substantial percentage of which is generated by coal-fired facilities.  Emissions of CO2 from our plants totaled approximately 12.3 million short tons in 2016.

We, along with 27 states, including Arizona, Colorado, Nebraska and Wyoming, other utilities and national trade organizations, filed petitions for review of the Clean Power Plan with the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court granted numerous applications to stay the Clean Power Plan pending judicial review. On September 27, 2016, the D.C. Circuit Court of Appeals heard oral arguments on the Clean Power Plan before an en banc court. On March 28, 2017, President Trump issued an executive order directing the EPA to review the Clean Power Plan and, as appropriate, to initiate rulemaking to suspend, revise, or rescind the Clean Power Plan. On March 28, 2017, the Department of Justice filed a motion with the D.C. Circuit Court of Appeals to hold in abeyance the legal proceeding on the Clean Power Plan until the EPA conducts a review of the Clean Power Plan. On April 4, 2017, the EPA published in the Federal Register a notice that the EPA is reviewing and, if appropriate, will initiate proceedings to suspend, revise or rescind the Clean Power Plan. On April 28, 2017, the D.C. Circuit Court of Appeals granted the Department of Justice’s motion to hold in abeyance the legal proceeding on the Clean Power Plan for sixty days.

The EPA also issued a final New Source Performance Standard, or NSPS, for new units, which established CO2 emission standards for new, modified, and reconstructed units.  This NSPS did not create emission standards for the expansion of the Holcomb Generating Station, but states that if the expansion moves forward and it is determined that construction did not commence prior to January 8, 2014, the EPA may create a separate rule for the expansion of the Holcomb Generating Station.  We, along with 25 states, other utilities and national trade organizations, filed petitions for review of the NSPS with the D.C. Circuit Court of Appeals. On March 28, 2017, President Trump issued an executive order directing the EPA to review the NSPS and as appropriate to initiate rulemaking to suspend, revise, or rescind the NSPS. On March 28, 2017, the Department of Justice filed a motion with the D.C. Circuit Court of Appeals to hold in abeyance the legal proceeding on this NSPS until the EPA conducts a review of the NSPS. On April 4, 2017, the EPA published in the Federal Register a notice that the EPA is reviewing and, if appropriate, will initiate proceedings to suspend, revise or rescind this NSPS.  The DC Circuit Court has withdrawn the oral arguments from the calendar. On April 28, 2017, the D.C. Circuit Court of Appeals granted the Department of Justice’s motion to hold in abeyance the legal proceeding on the NSPS for sixty days.

Waters of the United States.  In April 2014, the EPA and the U.S. Army Corps of Engineers proposed an expansion of regulatory authority under the Clean Water Act through broadening the definition of a “Water of the United States.”  We submitted comments on the proposed rule in November 2014, identifying clarifications needed on the applicability of the ditch and waste treatment system exclusions.  A final redefinition of “Waters of the United States” was announced in late May 2015 and published in the Federal Register on June 29, 2015.  However, there is currently a nationwide stay issued by the United States Court of Appeals for the Sixth Circuit. On January 13, 2017, the United State Supreme Court

granted a petition seeking review of the issue of which court(s) have jurisdiction over the various challenges filed against the rule. Legal proceedings at the United States Court of Appeals for the Sixth Circuit are now held in abeyance pending a United States Supreme Court decision.  On March 6, 2017, the EPA published in the Federal Register a notice that it intends to revise and rescind or revise the rule.

For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1A — RISK FACTORS” in our annual report on Form 10-K for the year ended December 31, 2016.

Rating Triggers

Our current senior secured ratings are “A3 (stable outlook)” by Moody’s Investors Services, “A (stable outlook)” by Standard & Poor’s Ratings Services, and “A (stable outlook)” by Fitch Rating Inc. Our current short-term ratings are “P‑2” by Moody’s, “A‑1” by Standard & Poor’s Ratings Services, and “F1” by Fitch.

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

We currently have contracts that require adequate assurance of performance. These include power sales arrangements that are required to be accounted for as operating leases, natural gas supply contracts, coal purchase contracts, and financial risk management contracts. Some of the contracts are directly tied to our credit rating generally being maintained at or above investment grade by S&P and Moody’s. We may enter into additional contracts which may contain similar adequate assurance requirements. If we are required to provide such adequate assurances, we do not believe the amounts will be significant or that they will have a material adverse effect on our financial condition or our future results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2016.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information required by this Item is contained in the Notes to Unaudited Consolidated Financial Statements within Part I of this Form 10-Q in Note 13 - Legal.

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

Tri-State Generation and Transmission Association, Inc.

Date: May 5, 2017	By:	/s/ Micheal S. McInnes
Micheal S. McInnes
Chief Executive Officer

Date: May 5, 2017		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)