Form 10-Q
period 2017-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2017-08-14
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

FOR THE QUARTER ENDED JUNE 30, 2017

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,761,091	$5,682,613
Construction work in progress	209,024	212,081
Total electric plant	5,970,115	5,894,694
Less allowances for depreciation and amortization	(2,425,069)	(2,361,555)
Net electric plant	3,545,046	3,533,139
Other plant	247,113	234,457
Less allowances for depreciation, amortization and depletion	(100,392)	(89,809)
Net other plant	146,721	144,648
Total property, plant and equipment	3,691,767	3,677,787
Other assets and investments
Investments in other associations	140,413	139,350
Investments in and advances to coal mines	18,286	18,176
Restricted cash and investments	1,000	1,000
Intangible assets, net of accumulated amortization	14,648	18,310
Other noncurrent assets	11,828	11,542
Total other assets and investments	186,175	188,378
Current assets
Cash and cash equivalents	139,431	165,893
Restricted cash and investments	1,075	997
Deposits and advances	40,728	25,141
Accounts receivable—Members	114,700	97,925
Other accounts receivable	17,158	24,837
Coal inventory	55,896	63,945
Materials and supplies	86,392	87,768
Total current assets	455,380	466,506
Deferred charges
Regulatory assets	478,472	395,615
Prepayment—NRECA Retirement Security Plan	40,491	43,627
Other	46,754	139,378
Total deferred charges	565,717	578,620
Total assets	$4,899,039	$4,911,291
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$989,681	$961,364
Accumulated other comprehensive income (loss)	(279)	(286)
Noncontrolling interest	109,820	109,147
Total equity	1,099,222	1,070,225
Long-term debt	3,069,987	3,139,705
Total capitalization	4,169,209	4,209,930
Current liabilities
Member advances	6,731	11,363
Accounts payable	108,955	105,511
Short-term borrowings	240,206	119,901
Accrued expenses	28,357	32,719
Accrued interest	32,437	34,166
Accrued property taxes	16,987	27,584
Current maturities of long-term debt	77,337	107,903
Total current liabilities	511,010	439,147
Deferred credits and other liabilities
Regulatory liabilities	72,729	95,512
Deferred income tax liability	30,517	30,517
Intangible liabilities	1,765	3,263
Asset retirement obligations	55,980	58,583
Other	49,487	66,164
Total deferred credits and other liabilities	210,478	254,039
Accumulated postretirement benefit and postemployment obligations	8,342	8,175
Total equity and liabilities	$4,899,039	$4,911,291

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues
Member electric sales	$292,259	$275,517	$574,674	$547,286
Non-member electric sales	25,313	25,054	60,471	55,176
Other	21,329	20,051	42,185	41,622
	338,901	320,622	677,330	644,084

Operating expenses
Purchased power	82,356	76,558	158,775	147,593
Fuel	58,508	51,560	119,321	112,550
Production	61,088	57,016	110,649	107,998
Transmission	40,486	39,132	74,286	75,592
General and administrative	4,841	6,392	12,021	11,502
Depreciation, amortization and depletion	41,090	41,873	87,762	80,776
Coal mining	9,584	7,398	17,760	15,671
Other	3,978	3,690	8,768	9,020
	301,931	283,619	589,342	560,702

Operating margins	36,970	37,003	87,988	83,382

Other income
Interest	1,135	1,059	2,220	2,133
Capital credits from cooperatives	151	184	4,397	4,695
Membership withdrawal	2,500	—	5,000	—
Other	409	694	1,429	1,735
	4,195	1,937	13,046	8,563

Interest expense, net of amounts capitalized	36,299	35,924	72,648	71,344

Income tax expense (benefit)	(302)	350	(604)	350

Net margins including noncontrolling interest	5,168	2,666	28,990	20,251
Net income attributable to noncontrolling interest	(377)	(129)	(673)	(181)
Net margins attributable to the Association	$4,791	$2,537	$28,317	$20,070

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net margins including noncontrolling interest	$5,168	$2,666	$28,990	$20,251
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	22	21	46	(1)
Amortization of actuarial gain on postretirement benefit obligation included in net income	(19)	(23)	(39)	(45)
Income tax expense related to components of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	3	(2)	7	(46)

Comprehensive income including noncontrolling interest	5,171	2,664	28,997	20,205
Net comprehensive income attributable to noncontrolling interest	(377)	(129)	(673)	(181)

Comprehensive income attributable to the Association	$4,794	$2,535	$28,324	$20,024

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Patronage capital equity at beginning of period	$961,364	$952,082

Net margins attributable to the Association	28,317	20,070
Retirement of patronage capital	—	(12,466)
Patronage capital equity at end of period	989,681	959,686

Accumulated other comprehensive income (loss) at beginning of period	(286)	589

Unrealized gain (loss) on securities available for sale	46	(1)
Amortization of actuarial gain on postretirement benefit obligation included in net income	(39)	(45)
Accumulated other comprehensive income (loss) at end of period	(279)	543

Noncontrolling interest at beginning of period	109,147	108,757

Net income attributable to noncontrolling interest	673	181
Equity distribution to noncontrolling interest	—	(59)
Noncontrolling interest at end of period	109,820	108,879
Total equity at end of period	$1,099,222	$1,069,108

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net margins including noncontrolling interest	$28,990	$20,251
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	87,762	80,776
Amortization of intangible asset	3,662	3,662
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,003	940
Impairment loss - Holcomb Expansion	93,494	—
Deferred Holcomb Expansion impairment loss	(93,494)	—
Deferred membership withdrawal income	—	47,572
Recognition of deferred membership withdrawal income	(5,000)	—
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,233)	(2,190)
Recognition of deferred revenue	(15,000)	—
Change in restricted cash and investments	(78)	(78)
Changes in operating assets and liabilities:
Accounts receivable	(13,382)	(3,424)
Coal inventory	8,049	(2,965)
Materials and supplies	1,376	(1,224)
Accounts payable and accrued expenses	6,703	3,475
Accrued interest	(1,729)	(312)
Accrued property taxes	(10,597)	(9,431)
Other deferred credits - TEP transmission settlement	(15,521)	—
Other deferred credits - TEP transmission refund	—	2,313
Other	(17,557)	(9,811)
Net cash provided by operating activities	60,134	132,240

Investing activities
Purchases of plant	(98,150)	(93,953)
Changes in deferred charges	321	(7,698)
Proceeds from other investments	61	313
Net cash used in investing activities	(97,768)	(101,338)

Financing activities
Changes in Member advances	(5,799)	754
Payments of long-term debt	(100,393)	(408,584)
Proceeds from issuance of debt	—	307,135
Increase in short-term borrowings, net	120,305	94,948
Proceeds from investment in securities pledged as collateral	—	4,647
Retirement of patronage capital	(3,023)	(15,345)
Other	82	(231)
Net cash provided by (used in) financing activities	11,172	(16,676)

Net increase (decrease) in cash and cash equivalents	(26,462)	14,226
Cash and cash equivalents – beginning	165,893	144,587
Cash and cash equivalents – ending	$139,431	$158,813

Supplemental cash flow information:
Cash paid for interest	$80,729	$78,696
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(2,776)	$(4,525)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Our share in each jointly owned facility is as follows as of June 30, 2017 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$349,958	$235,028	$46,928
MBPP - Laramie River Station	24.13%	409,998	297,022	15,787
San Juan Project – San Juan Unit 3	8.20%	82,688	77,138	—
Total		$842,644	$609,188	$62,715

Depreciation Rates

Effective January 1, 2017, we adopted depreciation rates that reflect rates determined in a depreciation rate study for our transmission plant and most of our general plant. We expect that the new rates will result in a reduction in 2017 transmission and general plant depreciation expense of approximately $20.0 million. A depreciation rate study has been performed during 2017 for our generation plant and these rates will be adopted prospectively beginning July 1, 2017. We expect that the new rates will result in an increase in 2017 generation plant depreciation expense of approximately $0.5 million.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2017 presentation.

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

Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Regulatory assets
Deferred income tax expense (1)	$30,517	$30,517
Deferred prepaid lease expense – Craig Unit 3 Lease (2)	6,473	9,710
Deferred prepaid lease expense – Springerville Unit 3 Lease (3)	89,441	90,587
Goodwill – J.M. Shafer (4)	56,268	57,692
Goodwill – Colowyo Coal (5)	39,777	40,294
Deferred debt prepayment transaction costs (6)	162,502	166,815
Deferred Holcomb Expansion impairment loss (7)	93,494	—
Total regulatory assets	478,472	395,615

Regulatory liabilities
Interest rate swaps (8)	9,357	12,140
Deferred revenues (9)	20,800	35,800
Membership withdrawal (10)	42,572	47,572
Total regulatory liabilities	72,729	95,512
Net regulatory asset	$405,743	$300,103

(1)

A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues.

(2)

Deferral of loss on acquisition related to the Craig Generating Station Unit 3 (“Craig Unit 3”) prepaid lease expense upon acquisitions of equity interests in 2002 and 2006. The regulatory asset for the deferred prepaid lease expense is being amortized to depreciation, amortization and depletion expense in the amount of $6.5 million annually through the remaining original life of the lease ending June 30, 2018 and recovered from our Members in rates.

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

(7)

Represents deferral of the impairment loss related to development costs, including costs for the option to purchase development rights, for a new coal-fired generating unit or units at Holcomb Generating Station (“Holcomb Expansion”). On March 17, 2017, the Kansas Supreme Court issued a decision upholding the air permit for one unit at Holcomb Generating Station of 895 megawatts. The air permit expires if construction of the Holcomb Expansion does not commence within 18 months. Although a final decision has not been made by our Board on whether to proceed with the construction of the Holcomb Expansion, we have assessed the probability of us entering into construction for the Holcomb Expansion as remote. Based on this assessment, we have determined that the costs incurred for the Holcomb Expansion are impaired and not recoverable. At the discretion of our Board, the impaired loss has been deferred as a regulatory asset and will be recovered from our Members in rates. The plan for the recovery has not been determined by our Board. Once the plan for recovery is determined, the deferred impairment loss will be recognized in other operating expenses. See Note 5 – Other Deferred Charges.

(8)

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

(9)

Represents deferral of the recognition of $10 million of non-member electric sales revenue received in 2008 and $35 million of non-member electric sales revenue received in 2011. $9.2 million of this deferred revenue was recognized in non-member electric sales revenue in 2016. As part of our Board approving the A‑40 rate schedule, which was implemented on January 1, 2017, the Board approved the income recognition in 2017 of $10.0 million of previously deferred 2008 non-member electric sales revenue and $20.0 million of previously deferred 2011 non-member electric sales revenue. $15.0 million of this deferred revenue was recognized in non-member electric sales revenue for the six-month period ended June 30, 2017. The remaining deferred non-member electric sales revenues will be refunded to Members through reduced rates when recognized in non-member electric sales revenue in future periods.

(10)

Represents the deferral of the recognition of other income of $47.6 million recorded in connection with the June 30, 2016 withdrawal of Kit Carson Electric Cooperative, Inc. from membership in us. As part of our Board approving the A‑40 rate schedule, which was implemented on January 1, 2017, the Board approved the income recognition in 2017 of $10.0 million of deferred membership withdrawal income. $5.0 million of this deferred membership withdrawal income was recognized in other income for the six-month period ended June 30, 2017. The remaining deferred membership withdrawal income will be refunded to Members through reduced rates when recognized in other income in future periods.

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

NOTE 5 – OTHER DEFERRED CHARGES

We make expenditures for preliminary surveys and investigations for the purpose of determining the feasibility of contemplated generation and transmission projects. If construction results, the preliminary survey and investigation expenditures will be reclassified to electric plant ‑ construction work in progress. If the work is abandoned, the related preliminary survey and investigation expenditures will be charged to the appropriate operating expense account or the expense could be deferred as a regulatory asset to be recovered from our Members in rates subject to approval by our Board, which has budgetary and rate-setting authority. Preliminary surveys and investigations was primarily comprised of expenditures for the Holcomb Expansion of $91.3 million as of December 31, 2016. There was no balance for the Holcomb Expansion as of June 30, 2017 because we have determined that the costs incurred for the Holcomb Expansion have been impaired. The impairment loss was deferred at the discretion of our Board. See Note 2 – Accounting for Rate Regulation.

We make advance payments to the operating agents of jointly owned facilities to fund our share of costs expected to be incurred under each project including MBPP – Laramie River Station, Yampa Project – Craig Generating Station Units 1 and 2, and San Juan Project – San Juan Unit 3. We also make advance payments to the operating agent of Springerville Unit 3.

In 2016, we entered into forward starting interest rate swaps to hedge a portion of our future long-term debt interest rate exposure. The unrealized gain on these interest rate swaps, as of June 30, 2017, was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation.

Other deferred charges are as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Preliminary surveys and investigations	$21,013	$111,592
Advances to operating agents of jointly owned facilities	11,693	11,871
Interest rate swaps	9,357	12,140
Other	4,691	3,775
Total other deferred charges	$46,754	$139,378

NOTE 6 – LONG-TERM DEBT

The mortgage notes payable and pollution control revenue bonds of $2.7 billion are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates of $419 million are secured by the assets of Springerville Unit 3. We also have three unsecured notes in the aggregate amount of $45.9 million as of June 30, 2017. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with Bank of America, N.A. and CoBank, ACB as Joint Lead Arrangers in the amount of $750 million (“Revolving Credit Agreement”) that expires on July 26, 2019. We had no outstanding borrowings as of June 30, 2017 and December 31, 2016. There is a 364-day, direct pay letter of credit issued under the Revolving Credit Agreement and provided by Bank of America, N.A. for the $46.8 million Moffat County, CO pollution control revenue bonds. As of June 30, 2017, we have $462.1 million in total aggregate availability (including $259.8 million under the commercial paper back-up sublimit) under the Revolving Credit Agreement.

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Total debt	$3,159,329	$3,259,721
Less debt issuance costs	(21,342)	(22,255)
Less debt discounts	(10,466)	(10,569)
Plus debt premiums	19,803	20,711
Total debt adjusted for discounts, premiums and debt issuance costs	3,147,324	3,247,608
Less current maturities	(77,337)	(107,903)
Long-term debt	$3,069,987	$3,139,705

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

NOTE 7 – SHORT-TERM BORROWINGS

We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper sublimit under our Revolving Credit Agreement, which was $500 million at June 30, 2017. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary, but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on our consolidated statements of financial position.

Commercial paper consisted of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Commercial paper outstanding, net of discounts	$240,206	$119,901
Weighted average interest rate	1.35%	0.89%

At June 30, 2017, $259.8 million of the commercial paper back-up sublimit remained available under the Revolving Credit Agreement. See Note 6 – Long-Term Debt.

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

Coal mines: We have asset retirement obligations for the final reclamation costs and post‑reclamation monitoring related to the Colowyo Mine, the New Horizon Mine, and the Fort Union Mine. New Horizon Mine started final reclamation June 8, 2017.

Generation: We, including our undivided interest in jointly owned facilities, have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Transmission: We have an asset retirement obligation to remove a certain transmission line and related substation assets resulting from an agreement to relocate the line.

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

June 30,
2017
Asset retirement obligation at beginning of period	$58,583
Liabilities incurred	456
Liabilities settled	(500)
Accretion expense	1,246
Change in cash flow estimate	(3,805)
Asset retirement obligation at end of period	$55,980

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

NOTE 9 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $34.5 million will be paid by us for these easements from 2017 through the individual easement terms ending between 2036 and 2040. The present value for the easement payments were $21.4 and $20.6 million as of June 30, 2017 and December 31, 2016, respectively, which is recorded as other deferred credits and other liabilities.

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

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30,	December 31,
	2017	2016
Transmission easements	$21,430	$20,562
TEP transmission refund	—	15,521
Unearned revenue	3,755	4,000
Customer deposits	3,002	3,338
Other	21,300	22,743
Total other deferred credits and other liabilities	$49,487	$66,164

NOTE 10 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. Accordingly, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. We had an income tax benefit of $0.6 million for the six months ended June 30, 2017 and income tax expense of $0.4 million for the six months ended June 30, 2016. The 2017 income tax benefit of $0.6 million is due to an alternative minimum tax credit refund in lieu of bonus depreciation.

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

	As of June 30, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$845	$1,007	$987	$1,103

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $45.2 million as of June 30, 2017 and $49.1 million as of December 31, 2016, respectively.

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

	As of June 30, 2017		As of December 31, 2016
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,159,329	$3,457,045	$3,259,721	$3,543,640

Interest Rate Swaps

We entered into forward starting interest rate swaps in 2016 to hedge a portion of our future long-term debt interest rate expense. See Note 6 – Long-Term Debt. These interest rate swaps are derivative instruments in accordance with ASC 815, Derivatives and Hedging, and are recorded at fair value on a recurring basis. The estimated fair value of these interest rate swaps utilizes observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and are included in other deferred credits and other liabilities on our consolidated statements of financial position. At June 30, 2017, the fair value of our interest rate swaps was an unrealized gain of $9.4 million, which was deferred in accordance with our regulatory accounting. See Note 2 – Accounting for Rate Regulation.

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

Our consolidated statements of financial position include the Springerville Partnership’s net electric plant of $821.8 million and $832.3 million at June 30, 2017 and December 31, 2016, respectively, the long-term debt of $432.1 million and $472.1 million at June 30, 2017 and December 31, 2016, respectively, accrued interest associated with the long-term debt of $12.4 million and $13.4 million at June 30, 2017 and December 31, 2016, respectively, and the 49 percent noncontrolling equity interest in the Springerville Partnership of $109.8 million and $109.1 million at June 30, 2017 and December 31, 2016, respectively.

Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $5.2 million for the three months ended June 30, 2017 and the comparable period in 2016. Our consolidated statements of operations also include interest expense of $7.1 million for the three months ended June 30, 2017 and $7.6 million for the comparable period in 2016. Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $10.5 million for the six months ended June 30, 2017 and the comparable period in 2016. Our consolidated statements of operations also include interest expense of $14.3 million for the six months ended June 30, 2017 and $15.3 million for the comparable period in 2016. The net income or loss attributable to the 49 percent noncontrolling equity interest in the Springerville Partnership is reflected on our consolidated statements of operations. The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages.

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico and spot coal for the Springerville Unit 3 in Arizona. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There isn’t sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.2 million at June 30, 2017 and December 31, 2016, and is included in investments in other associations.

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

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There isn’t sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $14.8 million at June 30, 2017 and $14.5 million at December 31, 2016.

NOTE 13 – LEGAL

Other than as disclosed below, there are no new material litigation or proceedings pending or threatened against us or any material developments in any material existing pending litigation or proceedings.

We have an option to purchase development rights for the Holcomb Expansion pursuant to a Purchase Option and Development Agreement (“PODA”). The July 2007 PODA with Sunflower and other Sunflower parties calls for us to make option payments totaling $55 million to Sunflower and/or the other Sunflower parties in exchange for the development rights. Upon execution of the PODA, we paid $25 million. In 2008, we paid $5 million and the remainder would be paid on the purchase date. The purchase date will be designated by us, Sunflower and the other parties to the PODA after we exercise our option to acquire the development rights. The purchase date has not been determined. After various appeals related to the air permit, on March 17, 2017, the Kansas Supreme Court issued a decision upholding the air permit issued by the Kansas Department of Health and Environment for one new coal‑fired generating unit at Holcomb Generating Station of 895 megawatts. Our Board has not made a decision to proceed with the construction of this project, including whether or not to exercise our option to acquire the development rights.  Excluding the cost of land and water rights, we have determined that the cost incurred for developing the Holcomb Expansion of $93.5 million as of June 30, 2017 has been impaired. The impairment loss was deferred at the discretion of our Board. See Note 2 – Accounting for Rate Regulation.

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

Plaintiffs alleged that the fire ignited when a tree growing outside JMEC’s right of way fell onto a distribution line owned by JMEC as a result of high winds. On January 7, 2014, the district court allowed all parties and related parties to amend their complaints to include the addition of us as a party defendant. After JMEC settled with one plaintiff group, the remaining cases were Elizabeth Ora Cox, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Norman Armijo, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Esequiel Espinoza, et al. v. Allstate Property & Casualty, et al.; Jemez Pueblo v. Jemez Mountains Electric Cooperative, Inc., et al.; and Pueblo de Cochiti., et al. v. Jemez Mountains Electric Cooperative, Inc., et al. The allegations in each case were similar.  Plaintiffs alleged that we owed them independent duties to inspect and maintain the right‑of‑way for JMEC’s distribution line and that we were also jointly liable for any negligence by JMEC under joint venture and joint enterprise theories. A jury trial commenced on September 28, 2015 on the liability aspect of this matter. On October 28, 2015, the jury affirmed our position that we and JMEC did not operate as a joint venture or joint enterprise. The jury did find we owed the plaintiffs an independent duty and allocated comparative negligence with JMEC 75 percent negligent, us 20 percent negligent, and the United States Forest Service 5 percent negligent. Although we have not settled this matter, we have reached separate confidential stipulations on damages with all plaintiff groups, reserving the right to appeal liability issues. We maintain $100 million in liability insurance coverage for this matter. We anticipate appealing the determination of our liability for this matter. If we do not prevail on appeal, we expect our allocation of damages to be covered by our liability insurance. Although we cannot predict the outcome of this matter at this point in time, we do not expect them to have a material adverse effect on our financial condition or our future results of operations or cash flows.

For further discussion regarding legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2016 “Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements  – Note 13 ‑ Commitments and Contingencies – Legal.”

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This amendment disaggregates the accounting for the service cost component of the net periodic benefit cost of an entity’s defined benefit pension and other postretirement benefit plans from the other components of the net periodic benefit cost (such as interest expense, recognition of actuarial gain or loss on postretirement benefit obligations, and amortization of prior service cost or credit). The service cost component is to be included in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of the net periodic benefit cost are to be included separately from the line item(s) that include service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 also limits the portion of net benefit cost that is eligible for capitalization to property, plant and equipment to the current service cost component. This amendment is effective for fiscal years beginning after December 31, 2017, including interim periods within those annual periods. Early adoption is permitted. The guidance is applied using a full retrospective transition method. We are currently evaluating the impact that this amendment will have on our results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASU amendments issued in 2015 and 2016. The core principle under the new revenue standard requires that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the following steps are required: (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This amendment also requires enhanced quantitative and qualitative disclosures to enable users of financial information to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This amendment is effective for the fiscal year beginning January 1, 2018 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes footnote disclosures). While we have not yet selected a transition method, we currently expect to use the modified retrospective approach. We are currently evaluating the impact of Topic 606, including the transition method, on our financial position and results of operations.

Our evaluation process includes, but is not limited to, identifying contracts within the scope of Topic 606, reviewing the contracts, and documenting our analysis of these contracts. We have evaluated our wholesale electric service contracts with our 43 Members, which was $574.7 million, or 85 percent, of our operating revenue for the six months ended June 30, 2017. Our Members are billed on a monthly basis per an energy rate and demand rate(s) for energy consumed during the period. We transfer control of the electricity over time and the Member simultaneously receives and consumes the benefits of the electricity. The amount we invoice a Member on a monthly basis corresponds directly with the value to the Member of our performance. Accordingly, we do not believe there will be material impact to our recognition of revenue from the sale of electricity to our Members. We have evaluated the significant contracts for our non-member electric sales revenue. Our non-member electric sales revenue was $60.5 million, or 9 percent, of our operating revenue for the six months ended June 30, 2017. We do not believe there will be a material impact to our recognition of revenue from the sale of electricity to non-members. We are currently evaluating the impact of the new standard on our remaining operating revenue.

The American Institute of Certified Public Accountants Power and Utilities Revenue Recognition Task Force is currently assessing the impact of this update on contributions in aid of construction (“CIAC”). CIAC represents funds collected from Members as an investment in property, plant and equipment. CIAC is recorded as a reduction in the total cost basis of property, plant and equipment such that only the net cost to us is included in property, plant and equipment on our statements of financial position, in accordance with standard industry practice. This net amount (after contribution) is the amount subject to ratemaking. If it is determined that CIAC is within the scope of Topic 606, it could have a material impact on our financial position and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We are organized for the purpose of providing electricity to our member distribution systems, or Members, that serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We currently have 43 Members after the withdrawal in June 2016 of Kit Carson Electric Cooperative, Inc., or KCEC, from membership in us. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long‑term contracts and short‑term sale arrangements. Our Members provide retail electric service to rural residences, farms and ranches, cities, towns and suburban communities, as well as large and small businesses and industries. As of June 30, 2017, our Members served approximately 600,000 retail electric meters over a nearly 200,000 square-mile area. We sold 8.6 million megawatt hours, or MWhs, for the six months ended June 30, 2017, of which 88.7 percent was to Members. Total revenue from electric sales was $635.1 million for the six months ended June 30, 2017, of which 90.5 percent was from Member sales.

We have entered into substantially similar wholesale electric service contracts with each Member extending through 2050 for 42 Members (which constitute approximately 96.7 percent of our revenue from Member sales for the six months ended June 30, 2017) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association). These contracts are subject to automatic extension thereafter until either party provides at least two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of June 30, 2017, 22 Members were enrolled in this program with capacity totaling approximately 145 megawatts.

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

Critical Accounting Policies

As of June 30, 2017, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

As of June 30, 2017, patronage capital equity was $989.7 million. To date, we have retired approximately $335.5 million of patronage capital to our Members.

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

Master Indenture

As of June 30, 2017, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Operating Revenues

Member electric sales increased 64,222 MWhs to 3,834,489 MWhs for the three months ended June 30, 2017 compared to 3,770,267 MWhs for the same period in 2016. The withdrawal of KCEC in June 2016 resulted in a 60,017 MWhs decrease for the three months ended June 30, 2017 compared to the same period in 2016, which was more than offset by an increase in sales to other Members. The increase in MWhs sold in 2017 resulted in an increase of $16.8 million, or 6.1 percent, in Member electric sales revenue to $292.3 million for the three months ended June 30, 2017 compared to $275.5 million for the same period in 2016. The increase in member electric sales revenue was primarily due to the A‑40 rate schedule effective January 1, 2017, partially offset by the decrease in revenue of $4.4 million as a result of the withdrawal of KCEC from membership in us.

Non-member electric sales decreased 190,526 MWhs, or 34.7 percent, to 357,861 MWhs for the three months ended June 30, 2017 compared to 548,387 MWhs for the same period in 2016. Non-member electric sales revenue increased $0.2 million to $25.3 million for the three months ended June 30, 2017 compared to $25.1 million for the same period in 2016. The primary reason for the increase in non-member electric sales revenue was due to the income recognition of $7.5 million of previously deferred 2011 and 2008 non-member electric sales revenue. This recognition in 2017 was approved by our Board in accordance with its budgetary and rate-setting authority. Excluding the effect of the previously deferred non-member electric sales revenue recognition, non-member electric sales revenue decreased $7.3 million, or 29.1 percent, to $17.8 million for the three months ended June 30, 2017 compared to $25.1 million for the same period in 2016. The decrease in MWhs sold and non-member electric sales was primarily due to the expiration of a long-term power sales arrangement in March 2017.

Operating Expenses

Purchased power increased 63,460 MWhs, or 3.5 percent, to 1,871,782 MWhs for the three months ended June 30, 2017 compared to 1,808,322 MWhs for the same period in 2016. Purchased power expense increased $5.8 million, or 7.6 percent, to $82.4 million for the three months ended June 30, 2017 compared to $76.6 million for the same period in 2016. The increase in purchased power expense was primarily due to an increase of $5.7 million, or 60.0 percent, to $15.2 million for the three months ended June 30, 2017 compared to $9.5 million for the same period in 2016 for relatively similar MWh purchases from a new wind generating facility. Our purchases of power from the new wind generating facility had a higher average cost per MWh for the three months ended June 30, 2017 compared to the same period in 2016 when we were paying a lower pre-commercial rate. Additionally, purchased power expense from Basin Electric Power Cooperative, or Basin, increased $2.9 million for the three months ended June 30, 2017 compared to the same period in 2016 for relatively similar MWh purchases due to Basin’s rate increase in third quarter 2016.

Fuel expense includes, coal, natural gas and other fuel consumed at the generating stations. Fuel expense increased $6.9 million, or 13.5 percent, to $58.5 million for the three months ended June 30, 2017 compared to $51.6 million for the same period in 2016. Fuel expense increased primarily due to higher coal costs and higher generation at the Nucla Generating Station for the three months ended June 30, 2017 compared to the same period in 2016. The increases in coal expense were partially offset by lower generation in the second quarter 2017 due to planned outages at the Escalante Generating Station and the Craig Generating Station.

Depreciation, amortization and depletion expense decreased $0.8 million to $41.1 million for the three months ended June 30, 2017 compared to $41.9 million for the same period in 2016. Depreciation, amortization and depletion expense decreased for the three months ended June 30, 2017 primarily due to a decrease of depreciation expense on transmission assets as a result of the transmission rate study that was effective January 1, 2017. The decrease was partially offset by an increase in depreciation expense due to the shortened lives of several assets. The Nucla Generating Station depreciation expense increased approximately $2.1 million due to the shortened life associated with the anticipated December 31, 2022 retirement date of the unit. The Craig Generating Station Unit 1 depreciation expense increased approximately $0.6 million due to the shortened life associated with the anticipated December 31, 2025 retirement date of the unit.

Other Income

Other income increased $2.3 million, or 116.6 percent, to $4.2 million for the three months ended June 30, 2017 compared to $1.9 million for the same period in 2016. The increase in other income was primarily due to the recognition of $2.5 million of deferred membership withdrawal income for the three months ended June 30, 2017 related to the June 30, 2016 withdrawal of KCEC from membership in us. Our Board approved recognizing $10.0 million of deferred membership withdrawal income in 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Operating Revenues

Member electric sales increased 15,689 MWhs to 7,615,389 MWhs for the six months ended June 30, 2017 compared to 7,599,700 MWhs for the same period in 2016. The withdrawal of KCEC in June 2016 resulted in a 144,324 MWhs decrease for the six months ended June 30, 2017 compared to the same period in 2016, which was more than offset by an increase in sales to other Members. The increase in MWhs sold in 2017 resulted in an increase of $27.4 million, or 5.0 percent, in Member electric sales revenue to $574.7 million for the six months ended June 30, 2017 compared to $547.3 million for the same period in 2016. The increase in member electric sales revenue was primarily due to the A‑40 rate schedule effective January 1, 2017, partially offset by the decrease in revenue of $10.5 million as a result of the withdrawal of KCEC from membership in us.

Non-member electric sales decreased 135,414 MWhs, or 12.3 percent, to 968,058 MWhs for the six months ended June 30, 2017 compared to 1,103,472 MWhs for the same period in 2016. Non-member electric sales revenue increased $5.3 million, or 9.6 percent, to $60.5 million for the six months ended June 30, 2017 compared to $55.2 million for the same period in 2016. The primary reason for the increase in non-member electric sales revenue was due to the income recognition of $15.0 million of previously deferred 2011 and 2008 non-member electric sales revenue. This recognition in 2017 was approved by our Board in accordance with its budgetary and rate-setting authority. Excluding the effect of the previously deferred non-member electric sales revenue recognition, non-member electric sales revenue decreased $9.7 million, or 17.6 percent, to $45.5 million for the six months ended June 30, 2017 compared to $55.2 million for the same period in 2016. The decrease in MWhs sold and non-member electric sales was primarily due to the expiration of a long-term power sales arrangement in March 2017.

Operating Expenses

Purchased power increased 35,176 MWhs to 3,496,750 MWhs for the six months ended June 30, 2017 compared to 3,461,574 MWhs for the same period in 2016. Purchased power expense increased $11.2 million, or 7.6 percent, to $158.8 million for the six months ended June 30, 2017 compared to $147.6 million for the same period in 2016. The increase in purchased power expense was primarily due to a $9.4 million increase, or 48.5 percent, to $28.8 million for the six months ended June 30, 2017 compared to $19.4 million for the same period in 2016 for relatively similar MWh purchases from a new wind generating facility. Our purchases of power from the new wind generating facility had a higher average cost per MWh for the six months ended June 30, 2017 compared to the same period in 2016 when we were paying a lower pre-commercial rate. Additionally, purchased power expense from Basin increased $5.4 million for the six months ended June 30, 2017 compared to the same period in 2016 for relatively similar MWh purchases due to Basin’s rate increase in third quarter 2016.

Fuel expense includes coal, natural gas and other fuel consumed at the generating stations. Fuel expense increased $6.7 million, or 6.0 percent, to $119.3 million for the six months ended June 30, 2017 compared to $112.6 million for the same period in 2016.  The increase was primarily due to higher coal expense at the Nucla Generating Station and higher coal costs from the Colowyo Mine and New Horizon Mine. The increase in coal expense was partially offset by a decrease in generation of 196,560 MWhs to 5,434,344 MWhs for the six months ended June 30, 2017 compared to 5,630,904 MWhs for the same period in 2016.

Depreciation, amortization and depletion expense increased $7.0 million, or 8.6 percent, to $87.8 million for the six months ended June 30, 2017 compared to $80.8 million for the same period in 2016. Depreciation, amortization and depletion expense increased for the six months ended June 30, 2017 primarily due to the shortened lives of several assets. The Nucla Generating Station depreciation expense increased approximately $4.2 million due to the shortened life associated with the anticipated December 31, 2022 retirement date of the unit. New Horizon Mine, which provides coal to the Nucla Generating Station, depreciation, amortization and depletion expense increased approximately $4.3 million due to the shortened life. The Craig Generating Station Unit 1 depreciation expense increased approximately $1.2 million due to the shortened life associated with the anticipated December 31, 2025 retirement date of the unit. The remaining increase in expense was primarily due to additions of equipment throughout our transmission system and at our generating stations. The increase was primarily offset by a decrease in depreciation expense on transmission assets due to the transmission rate study that was effective January 1, 2017.

Other Income

Other income increased $4.4 million, or 52.4 percent, to $13.0 million for the six months ended June 30, 2017 compared to $8.6 million for the same period in 2016. The increase in other income was primarily due to the recognition of $5.0 million of deferred membership withdrawal income for the six months ended June 30, 2017 related to the June 30, 2016 withdrawal of KCEC from membership in us. Our Board approved recognizing $10.0 million of deferred membership withdrawal income in 2017.

Financial condition as of June 30, 2017 compared to December 31, 2016

Assets

Other plant consists of mine assets and non-utility assets (which consist of piping and equipment specifically related to providing steam and water from the Escalante Generating Station to a third party for the use in the production of paper). Other plant increased $12.6 million, or 5.4 percent, to $247.1 million as of June 30, 2017 compared to $234.5 million as of December 31, 2016. The increase was primarily due to capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

Deposits and advances increased $15.6 million, or 62.0 percent, to $40.7 million as of June 30, 2017 compared to $25.1 million as of December 31, 2016. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

Accounts receivable-Members increased $16.8 million, or 17.1 percent, to $114.7 million as of June 30, 2017 compared to $97.9 million as of December 31, 2016. The increase was primarily due to higher Member electric sales revenue in June 2017 compared to December 2016.

Regulatory assets increased $82.9 million, or 20.9 percent, to $478.5 million as of June 30, 2017 compared to $395.6 million as of December 31, 2016. The increase was due to the impairment loss of $93.5 million for development costs for a new coal‑fired generating unit or units at Holcomb Generating Station, or Holcomb Expansion. This impairment loss was partially offset by amortization of $10.6 million to depreciation, amortization and depletion expense for recovery from our Members in rates.

Other deferred charges decreased $92.6 million, or 66.5 percent, to $46.8 million as of June 30, 2017 compared to $139.4 million as of December 31, 2016. The decrease was primarily due to the impairment loss of $93.5 million for the development costs for the Holcomb Expansion. In June 2017, we determined that the costs for the Holcomb Expansion were impaired. The impairment loss was deferred in accordance with the accounting requirements related to regulated operations at the discretion of our Board, which has budgetary and rate-setting authority.

Equity and Liabilities

Patronage capital equity increased $28.3 million to $989.7 million as of June 30, 2017 compared to $961.4 million as of December 31, 2016. The increase was primarily due to a margin attributable to us of $28.3 million for the six months ended June 30, 2017.

Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. Short-term borrowings increased $120.3 million, or 100.3 percent, to $240.2 million as of June 30, 2017 compared to $119.9 million as of December 31, 2016. The increase was due to additional issuances in June 2017 compared to December 2016.

Accrued property taxes decreased $10.6 million, or 38.4 percent, to $17.0 million as of June 30, 2017 compared to $27.6 million as of December 31, 2016. The decrease was due to $27.3 million of property tax payments during 2017 (of which $16.7 million were paid during the second quarter of 2017) partially offset by accruals for property taxes due in future periods. Also, accrued property taxes decreased during the second quarter of 2017 due to a favorable accrual adjustment of $2.5 million related to the current year Colorado property tax valuations.

Current maturities of long-term debt decreased $30.6 million, or 28.3 percent, to $77.3 million as of June 30, 2017 compared to $107.9 million as of December 31, 2016. The decrease was primarily due to a lower Springerville certificate debt payment due during the first quarter of 2018 of $25.6 million compared to the same period in 2017 and paying off the City of Gallup, NM pollution control revenue bonds of $5.5 million during the first quarter of 2017.

Regulatory liabilities decreased $22.8 million, or 23.9 percent, to $72.7 million as of June 30, 2017 compared to $95.5 million as of December 31, 2016. The decrease was due to the income recognition of $15.0 million of previously deferred 2011 and 2008 deferred non-member electric sales revenue and the income recognition of $5.0 million of previously deferred other income in connection with the June 30, 2016 withdrawal of KCEC from membership in us. Also, there was a decrease in the deferred unrealized gain related to the change in fair value of the interest rate swap of $2.8 million.

Other deferred credits decreased $16.7 million, or 25.2 percent, to $49.5 million as of June 30, 2017 compared to $66.2 million as of December 31, 2016. The decrease was primarily due to the January 12, 2017 settlement of the $15.5 million refund from TEP required by the Federal Energy Regulatory Commission for transmission service agreements that was recorded in other deferred credits in 2016. We returned $7.75 million to TEP and recognized $7.75 million that we retained as a reduction in transmission expense on our statement of operations during the first quarter of 2017.

Liquidity

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of debt. As of June 30, 2017, we had $139.4 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2017 is as follows (dollars in thousands):

			Available
	Authorized		June 30,
	Amount		2017
Revolving Credit Agreement	$750,000	(1)	$462,052	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)

Of the portion of this facility that was unavailable at June 30, 2017, $47.7 million was related to a letter of credit issued to support variable rate demand bonds and $240.2 million was dedicated to support outstanding commercial paper.

The Revolving Credit Agreement has aggregate commitments of $750 million which includes a swingline sublimit of $100 million, a letter of credit sublimit of $200 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $152 million of the letter of credit sublimit, and $259.8 million of the commercial paper back-up sublimit remained available as of June 30, 2017. Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under the Revolving Credit Agreement, which was $500 million at June 30, 2017, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $240.2 million of commercial paper outstanding at June 30, 2017.

The Revolving Credit Agreement is secured under the Master Indenture and has a term extending through July 26, 2019. We had no outstanding borrowings at June 30, 2017 and December 31, 2016 and an issued letter of credit for the Moffat County, CO pollution control revenue bonds in the principal amount of $46.8 million plus accrued interest supported by the Revolving Credit Agreement. Funds advanced under the Revolving Credit Agreement bear interest either at a Eurodollar rate or a base rate, at our option.  The Eurodollar rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The base rate is the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the Bank of America prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. As of June 30, 2017, we have $462.1 million in availability (including $259.8 million under the commercial paper back-up sublimit) under the Revolving Credit Agreement.

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

June 30, 2017 compared to June 30, 2016

Operating activities.  Net cash provided by operating activities was $60.1 million for the six months ended June 30, 2017 compared to $132.2 million for the same period in 2016, a decrease of $72.1 million. The decrease in cash provided by operating activities was primarily due to lower net margins (excluding the $20.0 million recognition of deferred revenue) and receiving $37.0 million of net cash in 2016 related to the withdrawal of KCEC from membership in us. Cash was also impacted by an increase in purchased power expense of $12.6 million, the return of $7.75 million to TEP for the January 12, 2017 settlement agreement related to the time value refund we received in 2016 from TEP, and an increase in interest payments of $2.0 million and property tax payments of $1.5 million. These decreases of cash for the six months ended June 30, 2017 compared to the same period in 2016 were partially offset by an increase in cash collected from Member accounts receivable resulting from increased loads of $11.2 million.

Investing activities.  Net cash used in investing activities was $97.8 million for the six months ended June 30, 2017 compared to $101.3 million for the same period in 2016, a decrease of $3.5 million. The decrease was primarily due to a reduction in advance payments to the operating agents of jointly owned facilities resulting from lower costs. This decrease was partially offset by higher capital expenditures in 2017 compared to 2016 for the development of the Collom mining pit at the Colowyo Mine and various generation and transmission improvements and system upgrades.

Financing activities.  Net cash provided by financing activities was $11.2 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $16.7 million for the same period in 2016, an increase of $27.8 million. The increase was primarily due to higher commercial paper issuances to fund our short-term liquidity needs.

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

The majority of our capital expenditures consist of additions to electric plant and equipment. Capital projects include transmission projects to improve reliability and load-serving capability throughout our service area and development of the Collom mining pit at the Colowyo Mine.

Contractual Commitments

Indebtedness.  As of June 30, 2017, we had approximately $2.7 billion of debt outstanding secured on a parity basis under our Master Indenture. Our debt secured by the lien of the Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of three unsecured notes), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, the First Mortgage Bonds, Series 2016A, the pollution control revenue bonds, and amounts outstanding, if any, under the Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture. We have three unsecured notes totaling $46 million and the Springerville certificates totaling $419 million. The Springerville certificates are secured only by a mortgage and lien on Springerville Generating Station Unit 3 and the Springerville lease.

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

Tri-State Generation and Transmission Association, Inc.

Date: August 14, 2017	By:	/s/ Micheal S. McInnes
Micheal S. McInnes
Chief Executive Officer

Date: August 14, 2017		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)