Form 10-Q
period 2017-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2017-11-08
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,797,376	$5,682,613
Construction work in progress	218,016	212,081
Total electric plant	6,015,392	5,894,694
Less allowances for depreciation and amortization	(2,452,684)	(2,361,555)
Net electric plant	3,562,708	3,533,139
Other plant	259,360	234,457
Less allowances for depreciation, amortization and depletion	(102,944)	(89,809)
Net other plant	156,416	144,648
Total property, plant and equipment	3,719,124	3,677,787
Other assets and investments
Investments in other associations	141,101	139,350
Investments in and advances to coal mines	18,257	18,176
Restricted cash and investments	3,219	1,000
Intangible assets, net of accumulated amortization	12,817	18,310
Other noncurrent assets	12,074	11,542
Total other assets and investments	187,468	188,378
Current assets
Cash and cash equivalents	129,638	165,893
Restricted cash and investments	1,226	997
Deposits and advances	34,599	25,141
Accounts receivable—Members	102,931	97,925
Other accounts receivable	22,704	24,837
Coal inventory	48,256	63,945
Materials and supplies	87,945	87,768
Total current assets	427,299	466,506
Deferred charges
Regulatory assets	473,158	395,615
Prepayment—NRECA Retirement Security Plan	39,049	43,627
Other	45,144	139,378
Total deferred charges	557,351	578,620
Total assets	$4,891,242	$4,911,291
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,030,479	$961,364
Accumulated other comprehensive income (loss)	(251)	(286)
Noncontrolling interest	110,556	109,147
Total equity	1,140,784	1,070,225
Long-term debt	3,065,760	3,139,705
Total capitalization	4,206,544	4,209,930
Current liabilities
Member advances	7,940	11,363
Accounts payable	96,855	105,511
Short-term borrowings	175,082	119,901
Accrued expenses	27,648	32,719
Accrued interest	50,660	34,166
Accrued property taxes	25,118	27,584
Current maturities of long-term debt	78,679	107,903
Total current liabilities	461,982	439,147
Deferred credits and other liabilities
Regulatory liabilities	72,428	95,512
Deferred income tax liability	30,522	30,517
Intangible liabilities	922	3,263
Asset retirement obligations	56,773	58,583
Other	53,645	66,164
Total deferred credits and other liabilities	214,290	254,039
Accumulated postretirement benefit and postemployment obligations	8,426	8,175
Total equity and liabilities	$4,891,242	$4,911,291

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues
Member electric sales	$346,802	$326,251	$921,476	$873,537
Non-member electric sales	25,354	29,039	85,825	84,215
Other	24,355	23,062	66,540	64,684
	396,511	378,352	1,073,841	1,022,436

Operating expenses
Purchased power	100,547	99,312	259,322	246,905
Fuel	68,337	67,839	187,658	180,389
Production	46,756	51,699	157,405	159,697
Transmission	38,752	41,383	113,038	116,975
General and administrative	7,326	6,463	19,347	17,965
Depreciation, amortization and depletion	43,332	45,314	131,094	126,090
Coal mining	12,330	10,174	30,090	25,845
Other	4,185	3,969	12,953	12,989
	321,565	326,153	910,907	886,855

Operating margins	74,946	52,199	162,934	135,581

Other income
Interest	1,177	1,094	3,397	3,227
Capital credits from cooperatives	1,323	1,105	5,720	5,800
Membership withdrawal	—	—	5,000	—
Other	1,118	864	2,547	2,599
	3,618	3,063	16,664	11,626

Interest expense, net of amounts capitalized	37,289	37,041	109,937	108,385

Income tax expense (benefit)	(259)	350	(863)	700

Net margins including noncontrolling interest	41,534	17,871	70,524	38,122
Net income attributable to noncontrolling interest	(736)	(132)	(1,409)	(313)
Net margins attributable to the Association	$40,798	$17,739	$69,115	$37,809

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net margins including noncontrolling interest	$41,534	$17,871	$70,524	$38,122
Other comprehensive income (loss):
Unrealized gain on securities available for sale	48	36	94	35
Amortization of actuarial gain on postretirement benefit obligation included in net income	(20)	(23)	(59)	(68)
Income tax expense related to components of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	28	13	35	(33)

Comprehensive income including noncontrolling interest	41,562	17,884	70,559	38,089
Net comprehensive income attributable to noncontrolling interest	(736)	(132)	(1,409)	(313)

Comprehensive income attributable to the Association	$40,826	$17,752	$69,150	$37,776

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Patronage capital equity at beginning of period	$961,364	$952,082

Net margins attributable to the Association	69,115	37,809
Retirement of patronage capital	—	(12,466)
Patronage capital equity at end of period	1,030,479	977,425

Accumulated other comprehensive income (loss) at beginning of period	(286)	589

Unrealized gain on securities available for sale	94	35
Amortization of actuarial gain on postretirement benefit obligation included in net income	(59)	(68)
Accumulated other comprehensive income (loss) at end of period	(251)	556

Noncontrolling interest at beginning of period	109,147	108,757

Net income attributable to noncontrolling interest	1,409	313
Equity distribution to noncontrolling interest	—	(59)
Noncontrolling interest at end of period	110,556	109,011
Total equity at end of period	$1,140,784	$1,086,992

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net margins including noncontrolling interest	$70,524	$38,122
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	131,094	126,090
Amortization of intangible asset	5,493	5,493
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	1,479	1,436
Impairment loss - Holcomb Expansion	93,494	—
Deferred Holcomb Expansion impairment loss	(93,494)	—
Deferred membership withdrawal income	—	47,572
Recognition of deferred membership withdrawal income	(5,000)	—
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,892)	(2,546)
Recognition of deferred revenue	(15,000)	—
Change in restricted cash and investments	(126)	(121)
Changes in operating assets and liabilities:
Accounts receivable	(5,754)	(865)
Coal inventory	15,689	733
Materials and supplies	(177)	(3,402)
Accounts payable and accrued expenses	(7,973)	(4,360)
Accrued interest	16,494	17,582
Accrued property taxes	(2,467)	(744)
Other deferred credits - TEP transmission settlement	(15,521)	—
Other deferred credits - TEP transmission refund	—	2,313
Other	(11,580)	(4,784)
Net cash provided by operating activities	179,312	226,548

Investing activities
Purchases of plant	(159,656)	(150,336)
Changes in deferred charges	(239)	(7,390)
Proceeds from other investments	61	313
Net cash used in investing activities	(159,834)	(157,413)

Financing activities
Changes in Member advances	(4,590)	(980)
Payments of long-term debt	(103,138)	(416,532)
Proceeds from issuance of debt	—	307,000
Increase in short-term borrowings, net	55,181	74,951
Proceeds from investment in securities pledged as collateral	—	4,647
Retirement of patronage capital	(3,023)	(15,345)
Other	(163)	(231)
Net cash used in financing activities	(55,733)	(46,490)

Net increase (decrease) in cash and cash equivalents	(36,255)	22,645
Cash and cash equivalents – beginning	165,893	144,587
Cash and cash equivalents – ending	$129,638	$167,232

Supplemental cash flow information:
Cash paid for interest	$101,965	$101,066
Cash paid for income taxes	$—	$700

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(3,287)	$(4,974)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Our share in each jointly owned facility is as follows as of September 30, 2017 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$349,986	$236,482	$48,627
MBPP - Laramie River Station	24.13%	413,234	298,440	24,154
San Juan Project – San Juan Unit 3	8.20%	82,688	79,898	—
Total		$845,908	$614,820	$72,781

Depreciation Rates

Effective January 1, 2017, we adopted depreciation rates that reflect rates determined in a depreciation rate study for our transmission plant and most of our general plant. We expect that the new rates will result in a reduction in 2017 transmission and general plant depreciation expense of approximately $20.0 million. A depreciation rate study was completed in 2017 for our generation plant and these rates were adopted beginning July 1, 2017. We expect that the new rates will result in an increase in 2017 generation plant depreciation expense of approximately $0.7 million.

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

Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Regulatory assets
Deferred income tax expense (1)	$30,522	$30,517
Deferred prepaid lease expense – Craig Unit 3 Lease (2)	4,855	9,710
Deferred prepaid lease expense – Springerville Unit 3 Lease (3)	88,869	90,587
Goodwill – J.M. Shafer (4)	55,555	57,692
Goodwill – Colowyo Coal (5)	39,518	40,294
Deferred debt prepayment transaction costs (6)	160,345	166,815
Deferred Holcomb Expansion impairment loss (7)	93,494	—
Total regulatory assets	473,158	395,615

Regulatory liabilities
Interest rate swaps (8)	9,056	12,140
Deferred revenues (9)	20,800	35,800
Membership withdrawal (10)	42,572	47,572
Total regulatory liabilities	72,428	95,512
Net regulatory asset	$400,730	$300,103

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

(9)

Represents deferral of the recognition of non-member electric sales revenue received in 2008 and 2011 of $10.0 million and $35.0 million, respectively. $9.2 million of this deferred revenue was recognized in non-member electric sales revenue in 2016 and $15.0 million of this deferred revenue was recognized in non-member electric sales revenue during the six months ended June 30, 2017. Pursuant to the direction of our Board, no deferred revenue was recognized during the three month period ended September 30, 2017. The remaining deferred non-member electric sales revenues will be refunded to Members through reduced rates when recognized in non-member electric sales revenue in future periods.

(10)

Represents the deferral of the recognition of other income of $47.6 million recorded in connection with the June 30, 2016 withdrawal of Kit Carson Electric Cooperative, Inc. from membership in us. $5.0 million of this deferred membership withdrawal income was recognized in other income during the six months ended June 30, 2017. Pursuant to the direction of our Board, no deferred membership withdrawal income was recognized during the three month period ended September 30, 2017. The remaining deferred membership withdrawal income will be refunded to Members through reduced rates when recognized in other income in future periods.

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

NOTE 5 – OTHER DEFERRED CHARGES

We make expenditures for preliminary surveys and investigations for the purpose of determining the feasibility of contemplated generation and transmission projects. If construction results, the preliminary survey and investigation expenditures will be reclassified to electric plant ‑ construction work in progress. If the work is abandoned, the related preliminary survey and investigation expenditures will be charged to the appropriate operating expense account or the expense could be deferred as a regulatory asset to be recovered from our Members in rates subject to approval by our Board, which has budgetary and rate-setting authority. Preliminary surveys and investigations was primarily comprised of expenditures for the Holcomb Expansion of $91.3 million as of December 31, 2016. There was no balance for the Holcomb Expansion as of September 30, 2017 as a result of our determination during the second quarter of 2017 that the costs incurred for the Holcomb Expansion were impaired. The impairment loss was deferred at the discretion of our Board. See Note 2 – Accounting for Rate Regulation.

We make advance payments to the operating agents of jointly owned facilities to fund our share of costs expected to be incurred under each project including MBPP – Laramie River Station, Yampa Project – Craig Generating Station Units 1 and 2, and San Juan Project – San Juan Unit 3. We also make advance payments to the operating agent of Springerville Unit 3.

In 2016, we entered into forward starting interest rate swaps to hedge a portion of our future long-term debt interest rate exposure. The unrealized gain on these interest rate swaps, as of September 30, 2017, was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation.

Other deferred charges are as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Preliminary surveys and investigations	$20,135	$111,592
Advances to operating agents of jointly owned facilities	12,238	11,871
Interest rate swaps	9,056	12,140
Other	3,715	3,775
Total other deferred charges	$45,144	$139,378

NOTE 6 – LONG-TERM DEBT

The mortgage notes payable and pollution control revenue bonds of $2.7 billion are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates of $418.7 million are secured by the assets of Springerville Unit 3. We also have three unsecured notes in the aggregate amount of $44.1 million as of September 30, 2017. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with Bank of America, N.A. and CoBank, ACB as Joint Lead Arrangers in the amount of $750 million (“Revolving Credit Agreement”) that expires on July 26, 2019. We had no outstanding borrowings as of September 30, 2017 and December 31, 2016. As of September 30, 2017, there was a 364-day, direct pay letter of credit issued under the Revolving Credit Agreement and provided by Bank of America, N.A. for the $46.8 million Moffat County, CO pollution control revenue bonds. On October 17, 2017, the direct pay letter of credit was terminated following conversion of the $46.8 million Moffat County, CO pollution control revenue bonds on October 2, 2017 to bear interest from a variable rate mode to a five-year term rate mode ending October 3, 2022 at a rate of 2 percent per annum. As of September 30, 2017, we have $527.2 million in total aggregate availability (including $324.9 million under the commercial paper back-up sublimit) under the Revolving Credit Agreement.

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Total debt	$3,156,583	$3,259,721
Less debt issuance costs	(21,110)	(22,255)
Less debt discounts	(10,414)	(10,569)
Plus debt premiums	19,380	20,711
Total debt adjusted for discounts, premiums and debt issuance costs	3,144,439	3,247,608
Less current maturities	(78,679)	(107,903)
Long-term debt	$3,065,760	$3,139,705

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

The terms of the interest rate swap contracts are as follows (dollars in thousands):

	Notional	Fixed	Benchmark Interest	Effective	Maturity
	Amount	Rate (Pay)	Rate (Receive)	Date	Date
Interest rate swap - April 2016	$90,000	2.355%	30 year - LIBOR	April 2019	April 2049
Interest rate swap - June 2016	80,000	2.304	30 year - LIBOR	June 2019	June 2049
	$170,000

NOTE 7 – SHORT-TERM BORROWINGS

We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper sublimit under our Revolving Credit Agreement, which was $500 million at September 30, 2017. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary, but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on our consolidated statements of financial position.

Commercial paper consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Commercial paper outstanding, net of discounts	$175,082	$119,901
Weighted average interest rate	1.42%	0.89%

At September 30, 2017, $324.9 million of the commercial paper back-up sublimit remained available under the Revolving Credit Agreement. See Note 6 – Long-Term Debt.

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

Transmission: We had an asset retirement obligation to remove a certain transmission line and related substation assets resulting from an agreement to relocate the line. The asset retirement obligation was settled during the third quarter of 2017.

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

September 30,
2017
Asset retirement obligation at beginning of period	$58,583
Liabilities incurred	—
Liabilities settled	(3,913)
Accretion expense	1,849
Change in cash flow estimate	254
Asset retirement obligation at end of period	$56,773

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

NOTE 9 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $34.5 million will be paid by us for these easements from 2017 through the individual easement terms ending between 2036 and 2040. The present value for the easement payments were $21.4 and $20.6 million as of September 30, 2017 and December 31, 2016, respectively, which is recorded as other deferred credits and other liabilities.

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

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30,	December 31,
	2017	2016
Transmission easements	$21,430	$20,562
TEP transmission refund	—	15,521
Unearned revenue	3,654	4,000
Customer deposits	2,986	3,338
Other	25,575	22,743
Total other deferred credits and other liabilities	$53,645	$66,164

NOTE 10 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, the income tax expense (benefit) on our consolidated statements of operations includes only the current provision. Our consolidated statements of operations included income tax benefit of $0.3 million for the three months ended September 30, 2017 and income tax expense of $0.4 million for the comparable period in 2016. We had an income tax benefit of $0.9 million for the nine months ended September 30, 2017 and income tax expense of $0.7 million for the comparable period in 2016. The 2017 income tax benefit of $0.9 million is due to our election to receive an alternative minimum tax credit refund in lieu of recognizing bonus depreciation on our 2017 property, plant and equipment additions.

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

	As of September 30, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$861	$1,071	$987	$1,103

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $106.1 million as of September 30, 2017 and $49.1 million as of December 31, 2016, respectively.

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

The principal amounts and fair values of our debt are as follows (dollars in thousands):

	As of September 30, 2017		As of December 31, 2016
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,156,583	$3,509,168	$3,259,721	$3,543,640

Interest Rate Swaps

We entered into forward starting interest rate swaps in 2016 to hedge a portion of our future long-term debt interest rate expense. See Note 6 – Long-Term Debt. These interest rate swaps are derivative instruments in accordance with ASC 815, Derivatives and Hedging, and are recorded at fair value on a recurring basis. The estimated fair value of these interest rate swaps utilizes observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and are included in other deferred credits and other liabilities on our consolidated statements of financial position. At September 30, 2017, the fair value of our interest rate swaps was an unrealized gain of $9.1 million, which was deferred in accordance with our regulatory accounting. See Note 2 – Accounting for Rate Regulation.

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

Our consolidated statements of financial position include the Springerville Partnership’s net electric plant of $817.2 million and $832.3 million at September 30, 2017 and December 31, 2016, respectively, the long-term debt of $431.7 million (including debt premiums) and $472.1 million (including debt premiums) at September 30, 2017 and December 31, 2016, respectively, accrued interest associated with the long-term debt of $5.0 million and $13.4 million at September 30, 2017 and December 31, 2016, respectively, and the 49 percent noncontrolling equity interest in the Springerville Partnership of $110.6 million and $109.1 million at September 30, 2017 and December 31, 2016, respectively.

Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $4.5 million for the three months ended September 30, 2017 and $5.3 million for the comparable period in 2016. Our consolidated statements of operations also include interest expense of $7.1 million for the three months ended September 30, 2017 and $7.6 million for the comparable period in 2016. Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $15.1 million for the nine months ended September 30, 2017 and $15.8 million for the comparable period in 2016. Our consolidated statements of operations also include interest expense of $21.3 million for the nine months ended September 30, 2017 and $22.8 million for the comparable period in 2016. The net income or loss attributable to the 49 percent noncontrolling equity interest in the Springerville Partnership is reflected on our consolidated statements of operations. The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages.

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico and spot coal for the Springerville Unit 3 in Arizona. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.4 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively, and is included in investments in other associations.

Western Fuels – Wyoming (“WFW”):  WFW, the owner and operator of the Dry Fork Mine in Gillette, WY, was organized for the purpose of acquiring and supplying coal, through long-term coal supply agreements, to be used in the production of electric energy at the Laramie River Station (owned by the participants of MBPP) and at the Dry Fork Station (owned by Basin). WFA owns 100 percent of the class AA shares and 75 percent of the class BB shares of WFW, while the participants of MBPP (of which we have a 24.13 percent undivided interest) own the remaining 25 percent of class BB shares of WFW. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Dry Fork Mine and therefore the coal supply agreements provide the financial support for the operation of the Dry Fork Mine. There is not sufficient equity at risk at WFW for it to finance its activities without additional financial support. Therefore, WFW is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFW’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the equity interest holders since each member has representation on the WFW board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of WFW and the entity is not consolidated.

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $14.9 million at September 30, 2017 and $14.5 million at December 31, 2016.

NOTE 13 – LEGAL

Other than as disclosed below, there are no new material litigation or proceedings pending or threatened against us or any material developments in any material existing pending litigation or proceedings.

In June 2011, a wildfire in New Mexico, known as the Las Conchas Fire, burned for five weeks in northern New Mexico, primarily on national forest service land in the Santa Fe National Forest. Six plaintiff groups, composed of property owners in the area of the Las Conchas Fire, filed separate lawsuits against our Member, Jemez Mountains Electric Cooperative, Inc. (“JMEC”) in the Thirteenth District Court, Sandoval County in the State of New Mexico. Plaintiffs alleged that the fire ignited when a tree growing outside JMEC’s right of way fell onto a distribution line owned by JMEC as a result of high winds. On January 7, 2014, the district court allowed all parties and related parties to amend their complaints to include the addition of us as a party defendant. After JMEC settled with one plaintiff group, the remaining cases were Elizabeth Ora Cox, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Norman Armijo, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Esequiel Espinoza, et al. v. Allstate Property & Casualty, et al.; Jemez Pueblo v. Jemez Mountains Electric Cooperative, Inc., et al.; and Pueblo de Cochiti., et al. v. Jemez Mountains Electric Cooperative, Inc., et al. The allegations in each case were similar.  Plaintiffs alleged that we owed them independent duties to inspect and maintain the right‑of‑way for JMEC’s distribution line and that we were also jointly liable for any negligence by JMEC under joint venture and joint enterprise theories. A jury trial commenced on September 28, 2015 on the liability aspect of this matter. On October 28, 2015, the jury affirmed our position that we and JMEC did not operate as a joint venture or joint enterprise. The jury did find we owed the plaintiffs an independent duty and allocated comparative negligence with JMEC 75 percent negligent, us 20 percent negligent, and the United States Forest Service 5 percent negligent. Although we have not settled this matter, we have reached separate confidential stipulations on damages with all plaintiff groups, reserving the right to appeal liability issues. We maintain $100 million in liability insurance coverage for this matter. On September 12 and 25, 2017, we filed notices to appeal to the New Mexico Court of Appeals the determination of our liability for this matter. The plaintiffs have filed cross-appeals on their joint venture and joint enterprise claims. If we do not prevail on appeal, we expect our allocation of damages to be covered by our liability insurance. Although we cannot predict the outcome of this matter at this point in time, we do not expect them to have a material adverse effect on our financial condition or our future results of operations or cash flows.

For further discussion regarding legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2016 “Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 13 ‑ Commitments and Contingencies – Legal.”

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This amendment disaggregates the accounting for the service cost component of the net periodic benefit cost of an entity’s defined benefit pension and other postretirement benefit plans from the other components of the net periodic benefit cost (such as interest expense, recognition of actuarial gain or loss on postretirement benefit obligations, and amortization of prior service cost or credit). The service cost component is to be included in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of the net periodic benefit cost are to be included separately from the line item(s) that include service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 also limits the portion of net benefit cost that is eligible for capitalization to property, plant and equipment to the current service cost component. This amendment is effective for fiscal years beginning after December 31, 2017, including interim periods within those annual periods. Early adoption is permitted. The guidance is applied using a full retrospective transition method. We do not expect this amendment to have a material impact on our consolidated statements of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. This amendment requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is applied using a full retrospective transition method. We do not expect this amendment to have a material impact on our consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Payments. This amendment provides specific guidance on certain cash flow presentation and classification issues in order to reduce diversity in practice on the statement of cash flows. The issues that primarily relate to us are the classification of proceeds from the settlement of insurance claims and distributions received from equity method investees. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance is applied using a full retrospective transition method. We do not expect this amendment to have a material impact on our consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. A right-of-use asset represents a lessee’s right to use (control the use of) the underlying asset for the lease term. A lease liability represents a lessee’s liability to make lease payments. The right-of-use asset and the lease liability are initially measured at the present value of the lease payments over the lease term. For finance leases, the lessee subsequently recognizes interest expense and amortization of the right-of-use asset, similar to accounting for capital leases under current GAAP. For operating leases, the lessee subsequently recognizes straight-line lease expense over the life of the lease. Lessor accounting remains substantially the same as that applied under current GAAP. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. We are currently evaluating the impact of this amendment on our consolidated statements of financial position and operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This amendment requires an entity to measure investments in equity securities, except those that result in consolidation or are accounted for under the equity method of accounting, at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable fair value and do not qualify for the existing practical expedient in ASC 820, Fair Value Measurements, to estimate fair value using the net asset value per share of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This amendment also affects financial liabilities using the fair value option and the presentation and disclosure requirements for financial instruments. Also, an entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the update. We are currently evaluating the impact of this amendment on our consolidated statements of financial position and operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASU amendments issued in 2015, 2016 and 2017. The core principle under the new revenue standard requires that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the following steps are required: (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This new standard also requires enhanced quantitative and qualitative disclosures to enable users of financial information to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Our evaluation process of this standard includes, but is not limited to, identifying contracts within the scope of Topic 606, reviewing the contracts, and documenting our analysis of these contracts. We have evaluated our wholesale electric service contracts with our 43 Members, which was $921.5 million, or 85.8 percent, of our total operating revenues for the nine months ended September 30, 2017. Our Members are billed on a monthly basis for energy consumed and demand during the period. We transfer control of the electricity over time and the Member simultaneously receives and consumes the benefits of the electricity. The amount we invoice a Member on a monthly basis corresponds directly with the value to the Member of our performance. Accordingly, we do not believe there will be material impact to our recognition of revenue from the sale of electricity to our Members.

We have also evaluated the significant contracts for our non-member electric sales revenue. Our non-member electric sales revenue was $85.8 million, or 8.0 percent, of our total operating revenues for the nine months ended September 30, 2017. We do not believe there will be a material impact to our recognition of revenue from the sale of electricity to non-members.

We are currently evaluating the impact of this new standard on our other operating revenues. Our other operating revenues were $66.5 million, or 6.2 percent, of our total operating revenues and primarily consisted of coal sales to third-parties, transmission revenue, and rent revenue from an operating lease arrangement.

This new standard is effective for the fiscal year beginning January 1, 2018 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach where prior year results are not restated; however a cumulative-effect adjustment would be recognized in patronage capital equity at the date of adoption (January 1, 2018). We anticipate that we will adopt this new standard using a modified retrospective transition method. While the adoption of this standard, including the cumulative-effect adjustment, is not expected to have a material impact on our consolidated financial statements, we anticipate more detailed revenue disclosures related to the nature, timing, and uncertainty in revenues. We continue to evaluate the impacts of outstanding industry-related issues being addressed by the American Institute of CPAs’ Revenue Recognition Working Group and the FASB’s Transition Resource Group.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We are organized for the purpose of providing electricity to our member distribution systems, or Members, that serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We currently have 43 Members after the withdrawal in June 2016 of Kit Carson Electric Cooperative, Inc., or KCEC, from membership in us. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long‑term contracts and short‑term sale arrangements. Our Members provide retail electric service to rural residences, farms and ranches, cities, towns and suburban communities, as well as large and small businesses and industries. As of September 30, 2017, our Members served approximately 600,000 retail electric meters over a nearly 200,000 square-mile area. We sold 13.7 million megawatt hours, or MWhs, for the nine months ended September 30, 2017, of which 88.8 percent was to Members. Total revenue from electric sales was $1.0 billion for the nine months ended September 30, 2017, of which 91.5 percent was from Member sales.

We have entered into substantially similar wholesale electric service contracts with each Member extending through 2050 for 42 Members (which constitute approximately 96.9 percent of our revenue from Member sales for the nine months ended September 30, 2017) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association). These contracts are subject to automatic extension thereafter until either party provides at least two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of September 30, 2017, 22 Members were enrolled in this program with capacity totaling approximately 145 megawatts.

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

Recent Developments

We, along with nine other participants, are part of an informal group known as the Mountain West Transmission Group, or the MWTG, which was formed to develop strategies to adapt to the changing electric industry in the Rocky Mountain region of the Western Interconnection. In January 2017, the MWTG began discussions with the Southwest Power Pool, or SPP, to explore potential membership. In September 2017, the MWTG announced plans to commence negotiations with SPP regarding membership. This announcement initiated a formal SPP public stakeholder process. Our negotiations with SPP involve our transmission facilities, generation facilities and loads that are located in the states of Colorado and Wyoming, along with a small portion in western Nebraska and New Mexico. Our membership in a regional transmission organization in the Western Interconnection could have many benefits for our system. Each of the participating entities will have a multi-step approval process involving some combination of executive, board of director, customer, city, state, and federal approvals. Approval from the Federal Energy Regulatory Commission, or FERC, is also required.  The current estimated timeline provides for implementation to occur in October 2019.

Critical Accounting Policies

As of September 30, 2017, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Factors Affecting Results

Margins and Patronage Capital

We operate on a cooperative basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to meet certain financial requirements and to establish reasonable reserves. Revenues in excess of current period costs in any year are designated as net margins in our consolidated statements of operations. Net margins are treated as advances of capital by our Members and are allocated to our Members on the basis of revenue from electricity purchases from us. Net losses, should they occur, are not allocated to our Members but are offset by future margins.

Our Board Policy for Financial Goals and Capital Credits, approved and subject to change by our Board of Directors, or Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. Pursuant to the policy, we target rates payable by our Members to produce financial results in excess of the requirements under our indenture, dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of September 30, 2017, patronage capital equity was $1.0 billion. To date, we have retired approximately $335.5 million of patronage capital to our Members.

Rates and Regulation

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers.  Revenues from electric power sales to our Members are primarily from our Class A wholesale rate schedule. Our Class A rate schedule for electric power sales to our Members consist of two billing components: an energy rate and demand rates. Member rates for energy and demand are set by our Board, consistent with adequate electrical reliability and sound fiscal policy. The energy rate is billed based upon a price per kilowatt hour, or kWh, of physical electricity delivered to our Members without incorporating an on‑peak and off‑peak period. The two demand rates (a generation demand and a transmission/delivery demand) are billed on the Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.

In 2017, our A‑40 rate schedule was in effect. The A‑40 rate schedule increased the average budgeted Member cents/kWh for 2017 by 4.23 percent compared to the average budgeted Member cents/kWh for 2016. In 2016, our A‑39 rate schedule, which had the same rate design as our 2017 A‑40 rate schedule, was in effect.

As approved by our Board in September 2017, the A‑40 rate schedule will continue in effect for 2018. The average budgeted Member cents/kWh for 2018 will remain the same as 2017.

Although rates established by our Board are generally not subject to regulation by federal, state or other governmental agencies, we are currently required to submit our rate schedules to the New Mexico Public Regulation Commission, or NMPRC. The NMPRC only has regulatory authority over rates in New Mexico in the event three or more of our New Mexico Members file a request for such a review and such review is found to be qualified by the NMPRC.

No New Mexico Member filed a protest with the NMPRC for the A‑40 rate schedule or the A‑39 rate schedule and thus these rate schedules were effective without NMPRC review or approval. Because our A‑40 rate schedule will continue in effect for 2018, no filing of our Class A wholesale rate schedule for 2018 with the NMPRC was required.

Master Indenture

As of September 30, 2017, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

Tax Status

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, the income tax expense (benefit) on our consolidated statements of operations includes only the current portion.

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

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Operating Revenues

Member electric sales increased 85,870 MWhs to 4,512,547 MWhs for the three months ended September 30, 2017 compared to 4,426,677 MWhs for the same period in 2016. Member electric sales revenue increased $20.5 million, or 6.3 percent, to $346.8 million for the three months ended September 30, 2017 compared to $326.3 million for the same period in 2016. The increase in Member electric sales revenue was primarily due to the A‑40 rate schedule effective January 1, 2017 and the increase in MWhs sold.

Non-member electric sales decreased 59,572 MWhs, or 9.5 percent, to 568,034 MWhs for the three months ended September 30, 2017 compared to 627,606 MWhs for the same period in 2016. Non-member electric sales revenue decreased $3.6 million, or 12.4 percent, to $25.4 million for the three months ended September 30, 2017 compared to $29.0 million for the same period in 2016. The decrease in MWhs sold and non-member electric sales revenue was primarily due to the expiration of a long-term power sales arrangement in March 2017.

Operating Expenses

Depreciation, amortization and depletion expense decreased $2.0 million, or 4.4 percent, to $43.3 million for the three months ended September 30, 2017 compared to $45.3 million for the same period in 2016. The decrease was primarily due to lower depreciation expense on transmission assets as a result of the transmission depreciation rate study that was effective January 1, 2017. Depreciation, amortization and depletion expense for New Horizon Mine, which provides coal to the Nucla Generating Station, decreased due to the mine assets becoming fully depreciated when mining operations ceased and we started the final reclamation phase on June 8, 2017. The decrease was partially offset by an increase in depreciation expense due to the shortened lives of several assets. The Nucla Generating Station depreciation expense increased approximately $1.5 million due to the shortened life associated with the anticipated December 31, 2022 retirement date of the unit. The Craig Generating Station Unit 1 depreciation expense increased approximately $0.5 million due to the shortened life associated with the anticipated December 31, 2025 retirement date of the unit. The remaining increase in expense was primarily due to additions of equipment throughout our transmission system and at our generating stations.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Operating Revenues

Member electric sales increased 101,559 MWhs to 12,127,936 MWhs for the nine months ended September 30, 2017 compared to 12,026,377 MWhs for the same period in 2016. MWhs sold increased due to an increase in sales to Members, partially offset by the withdrawal of KCEC in June 2016. We sold 144,324 MWhs to KCEC during the nine month period ended September 30, 2016 compared to no MWhs in the same period in 2017. Member electric sales revenue increased $48.0 million, or 5.5 percent, to $921.5 million for the nine months ended September 30, 2017 compared to $873.5 million for the same period in 2016. The increase in Member electric sales revenue was primarily due to the A‑40 rate schedule effective January 1, 2017 and the increase in MWhs sold, partially offset by the decrease in revenue of $10.5 million as a result of the withdrawal of KCEC from membership in us.

Non-member electric sales decreased 194,986 MWhs, or 11.3 percent, to 1,536,092 MWhs for the nine months ended September 30, 2017 compared to 1,731,078 MWhs for the same period in 2016. Non-member electric sales revenue increased $1.6 million to $85.8 million for the nine months ended September 30, 2017 compared to $84.2 million for the same period in 2016. The primary reason for the increase in non-member electric sales revenue was due to the income recognition of $15.0 million of previously deferred 2008 and 2011 non-member electric sales revenue during the six months ended June 30, 2017. Pursuant to the direction of our Board, no deferred revenue was recognized during the three month period ended September 30, 2017. Excluding the effect of the previously deferred non-member electric sales revenue recognition, non-member electric sales revenue decreased $13.4 million, or 15.9 percent, to $70.8 million for the nine months ended September 30, 2017 compared to $84.2 million for the same period in 2016. The decrease in MWhs sold and non-member electric sales was primarily due to the expiration of a long-term power sales arrangement in March 2017.

Operating Expenses

Purchased power decreased 4,515 MWhs to 5,496,923 MWhs for the nine months ended September 30, 2017 compared to 5,501,438 MWhs for the same period in 2016. Purchased power expense increased $12.4 million, or 5.0 percent, to $259.3 million for the nine months ended September 30, 2017 compared to $246.9 million for the same period in 2016. The increase in purchased power expense was primarily due to an increase of $10.0 million, or 31.6 percent, to $41.6 million for the nine months ended September 30, 2017 compared to $31.6 million for the same period in 2016 for relatively similar MWh purchases from a new wind generating facility. Our purchases of power from the new wind generating facility had a higher average cost per MWh for the first six months of 2017 compared to the same period in 2016 when we were paying a lower pre-commercial rate. Additionally, purchased power expense from Basin Electric Power Cooperative, or Basin, increased $9.5 million for the nine months ended September 30, 2017 compared to the same period in 2016 for relatively similar MWh purchases from Basin. Our purchases of power from Basin had a higher average cost per MWh for the first six months of 2017 compared to the same period in 2016 due to Basin’s rate increase in the third quarter 2016.

Depreciation, amortization and depletion expense increased $5.0 million, or 4.0 percent, to $131.1 million for the nine months ended September 30, 2017 compared to $126.1 million for the same period in 2016. The increase was primarily due to the shortened lives of several assets. The Nucla Generating Station depreciation expense increased approximately $5.8 million due to the shortened life associated with the anticipated December 31, 2022 retirement date of the unit. Depreciation, amortization and depletion expense for New Horizon Mine, which provides coal to the Nucla Generating Station, increased approximately $2.3 million due to the mine’s shortened life. The Craig Generating Station Unit 1 depreciation expense increased approximately $1.7 million due to the shortened life associated with the anticipated December 31, 2025 retirement date of the unit. The remaining increase in expense was primarily due to additions of equipment throughout our transmission system and at our generating stations. The increase was primarily offset by a decrease in depreciation expense on transmission assets due to the transmission rate study that was effective January 1, 2017.

Other Income

Other income increased $5.1 million, or 44.0 percent, to $16.7 million for the nine months ended September 30, 2017 compared to $11.6 million for the same period in 2016. The increase in other income was primarily due to the recognition of $5.0 million of deferred membership withdrawal income during the six months ended June 30, 2017 related to the June 30, 2016 withdrawal of KCEC from membership in us. Pursuant to the direction of our Board, no deferred membership withdrawal income was recognized during the three month period ended September 30, 2017.

Financial condition as of September 30, 2017 compared to December 31, 2016

Assets

Other plant consists of mine assets and non-utility assets (which consist of piping and equipment specifically related to providing steam and water from the Escalante Generating Station to a third party for the use in the production of paper). Other plant increased $24.9 million, or 10.6 percent, to $259.4 million as of September 30, 2017 compared to $234.5 million as of December 31, 2016. The increase was primarily due to capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

Deposits and advances increased $9.5 million, or 37.6 percent, to $34.6 million as of September 30, 2017 compared to $25.1 million as of December 31, 2016. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

Coal inventory decreased $15.6 million, or 24.5 percent, to $48.3 million as of September 30, 2017 compared to $63.9 million as of December 31, 2016. The decrease was primarily due to a decrease in coal inventory at the Craig and Springerville Generating Stations. Craig Generating Station burned more coal than was delivered during the nine months ended September 30, 2017. Springerville Generating Station coal inventory increased during the last half of 2016 due to outages at the station in 2016.

Regulatory assets increased $77.6 million, or 19.6 percent, to $473.2 million as of September 30, 2017 compared to $395.6 million as of December 31, 2016. The increase was due to the impairment loss deferral of $93.5 million for development costs for a new coal‑fired generating unit or units at Holcomb Generating Station, or Holcomb Expansion. This impairment loss deferral was partially offset by amortization of $16.1 million to depreciation, amortization and depletion expense for recovery from our Members in rates.

Other deferred charges decreased $94.3 million, or 67.6 percent, to $45.1 million as of September 30, 2017 compared to $139.4 million as of December 31, 2016. The decrease was primarily due to the impairment loss of $93.5 million for the development costs for the Holcomb Expansion. In June 2017, we determined that the costs for the Holcomb Expansion were impaired. The impairment loss was deferred in accordance with the accounting requirements related to regulated operations at the discretion of our Board, which has budgetary and rate-setting authority.

Equity and Liabilities

Patronage capital equity increased $69.1 million, or 7.2 percent, to $1.030 billion as of September 30, 2017 compared to $961.4 million as of December 31, 2016. The increase was due to a margin attributable to us of $69.1 million for the nine months ended September 30, 2017.

Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. Short-term borrowings increased $55.2 million, or 46.0 percent, to $175.1 million as of September 30, 2017 compared to $119.9 million as of December 31, 2016. The increase was due to additional commercial paper issued between December 31, 2016 and September 30, 2017 to fund capital expenditures and working capital requirements.

Accrued interest increased $16.5 million, or 48.3 percent, to $50.7 million as of September 30, 2017 compared to $34.2 million as of December 31, 2016. The increase was due to accruals of $118.4 million for interest payments due in future periods partially offset by cash paid for interest of $101.9 million. Accrued interest as of September 30, 2017 is primarily comprised of the following amounts that are due during the fourth quarter of 2017: $16.1 million for the First Mortgage Obligation Series 2014B, $8.8 million for the First Mortgage Bonds Series 2014E-1 and E-2, and $8.8 million for the First Mortgage Bonds Series 2010A. Accrued interest as of September 30, 2017 also includes $5.0 million for the Springerville certificates that are due during the first quarter of 2018.

Current maturities of long-term debt decreased $29.2 million, or 27.1 percent, to $78.7 million as of September 30, 2017 compared to $107.9 million as of December 31, 2016. The decrease was primarily due to a lower Springerville certificate debt payment during the first quarter of 2018 of $25.6 million compared to the same period in 2017 and paying off the City of Gallup, NM pollution control revenue bonds of $5.5 million during the first quarter of 2017.

Regulatory liabilities decreased $23.1 million, or 24.2 percent, to $72.4 million as of September 30, 2017 compared to $95.5 million as of December 31, 2016. The decrease was due to the income recognition of $15.0 million of previously deferred 2008 and 2011 non-member electric sales revenue and the income recognition of $5.0 million of previously deferred other income in connection with the June 30, 2016 withdrawal of KCEC from membership in us. Also, there was a decrease in the deferred unrealized gain related to the change in fair value of the interest rate swaps of $3.1 million.

Other deferred credits decreased $12.6 million, or 18.9 percent, to $53.6 million as of September 30, 2017 compared to $66.2 million as of December 31, 2016. The decrease was primarily due to the January 12, 2017 settlement of the $15.5 million refund from Tucson Electric Power Company, or TEP, required by the FERC for transmission service agreements that was recorded in other deferred credits in 2016. We returned $7.75 million to TEP and recognized $7.75 million that we retained as a reduction in transmission expense on our consolidated statement of operations during the first quarter of 2017. The decrease was partially offset by the recognition of $2.2 million for funds placed in an irrevocable trust for our share of the San Juan mine reclamation funding liability.

Liquidity

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of debt. As of September 30, 2017, we had $129.6 million in cash and cash equivalents. Our committed credit arrangement as of September 30, 2017 is as follows (dollars in thousands):

			Available
	Authorized		September 30,
	Amount		2017
Revolving Credit Agreement	$750,000	(1)	$527,176	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)

Of the portion of this facility that was unavailable at September 30, 2017, $47.7 million was related to a letter of credit issued to support variable rate demand bonds and $175.1 million was dedicated to support outstanding commercial paper. On October 17, 2017, the letter of credit was terminated following conversion of the variable rate demand bonds to bear interest at a term rate mode.

The Revolving Credit Agreement has aggregate commitments of $750 million which includes a swingline sublimit of $100 million, a letter of credit sublimit of $200 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $152 million of the letter of credit sublimit, and $324.9 million of the commercial paper back-up sublimit remained available as of September 30, 2017. On October 17, 2017, the letter of credit issued to support variable rate demand bonds was terminated, increasing the availability of the letter of credit sublimit to $200 million. Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under the Revolving Credit Agreement, which was $500 million at September 30, 2017, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $175.1 million of commercial paper outstanding at September 30, 2017.

The Revolving Credit Agreement is secured under the Master Indenture and has a term extending through July 26, 2019. We had no outstanding borrowings at September 30, 2017 and December 31, 2016 and had an issued letter of credit for the Moffat County, CO pollution control revenue bonds in the principal amount of $46.8 million plus accrued interest supported by the Revolving Credit Agreement. On October 17, 2017, the letter of credit was terminated following conversion of the Moffat County, CO pollution control revenue bonds on October 2, 2017, to bear interest from a variable rate mode to a five-year term rate mode ending October 3, 2022 at a rate of 2 percent per annum. Funds advanced under the Revolving Credit Agreement bear interest either at a Eurodollar rate or a base rate, at our option.  The Eurodollar rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The base rate is the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the Bank of America prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. As of September 30, 2017, we have $527.2 million in availability (including $324.9 million under the commercial paper back-up sublimit) under the Revolving Credit Agreement.

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

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Operating activities.  Net cash provided by operating activities was $179.3 million for the nine months ended September 30, 2017 compared to $226.5 million for the same period in 2016, a decrease of $47.2 million. The decrease in cash provided by operating activities was primarily due to receiving $37.0 million of net cash in 2016 related to the withdrawal of KCEC from membership in us. Cash was also impacted by an increase in purchased power expense of $15.5 million, and the return of $7.75 million to TEP for the January 12, 2017 settlement agreement related to the time value refund we received in 2016 from TEP.

Investing activities.  Net cash used in investing activities was $159.8 million for the nine months ended September 30, 2017 compared to $157.4 million for the same period in 2016, an increase of $2.4 million. The increase was primarily due to $30.0 million of capital expenditures for the development of the Collom mining pit at the Colowyo Mine, partially offset by a reduction in generation and transmission improvements and system upgrades in 2017 compared to 2016.

Financing activities.  Net cash used in financing activities was $55.7 million for the nine months ended September 30, 2017 compared to $46.5 million for the same period in 2016, an increase of $9.2 million. The increase was primarily due to lower commercial paper issuances to fund our short-term liquidity needs for the nine months ended September 30, 2017 compared to the same period in 2016. This increase was partially offset by lower patronage capital retirements in 2017 compared to the same period in 2016. In June 2016, we retired $12.5 million of patronage capital related to the withdrawal of KCEC from membership in us.

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

Contractual Commitments

Indebtedness.  As of September 30, 2017, we had approximately $2.7 billion of debt outstanding secured on a parity basis under our Master Indenture. Our debt secured by the lien of the Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of three unsecured notes), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, the First Mortgage Bonds, Series 2016A, the pollution control revenue bonds, and amounts outstanding, if any, under the Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture. We have three unsecured notes totaling $44.1 million and the Springerville certificates totaling $418.7 million. The Springerville certificates are secured only by a mortgage and lien on Springerville Generating Station Unit 3 and the Springerville lease.

Operating Lease Obligations.  We have a 10-year power purchase agreement with AltaGas Brush Energy, Inc. to toll natural gas at the Brush Generating Station for 70 megawatts, or MWs, which ends on December 31, 2019. We account for this power purchase agreement as an operating lease because it conveys to us the right to use power generating equipment for a stated period of time.

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

Environmental Regulations

We are subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality, and other environmental matters. These environmental laws, rules and regulations are complex and change frequently. The following are some of the recent developments relating to environmental regulations and litigation that may impact us.

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

We, along with 27 states, including Arizona, Colorado, Nebraska and Wyoming, other utilities and national trade organizations, filed petitions for review of the Clean Power Plan with the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court granted numerous applications to stay the Clean Power Plan pending judicial review. On September 27, 2016, the D.C. Circuit Court of Appeals heard oral arguments on the Clean Power Plan before an en banc court. On March 28, 2017, President Trump issued an executive order directing the EPA to review the Clean Power Plan and, as appropriate, to initiate rulemaking to suspend, revise, or rescind the Clean Power Plan. On March 28, 2017, the Department of Justice filed a motion with the D.C. Circuit Court of Appeals to hold in abeyance the legal proceeding on the Clean Power Plan until the EPA conducts a review of the Clean Power Plan. On April 4, 2017, the EPA published in the Federal Register a notice that the EPA is reviewing and, if appropriate, will initiate proceedings to suspend, revise or rescind the Clean Power Plan. On April 28, 2017, the D.C. Circuit Court of Appeals granted the Department of Justice’s motion to hold in abeyance the legal proceeding on the Clean Power Plan for sixty days. On August 6, 2017, the D.C. Circuit Court of Appeals issued an order to hold the legal proceeding in abeyance for sixty days and directed the EPA to file status reports at thirty-day intervals. On October 16, 2017, the EPA published a proposal to repeal the Clean Power Plan. Comments are due by December 15, 2017.

The EPA also issued a final New Source Performance Standard, or NSPS, for new units, which established CO2 emission standards for new, modified, and reconstructed units. This NSPS did not create emission standards for the Holcomb Expansion, but states that if the expansion moves forward and it is determined that construction did not commence prior to January 8, 2014, the EPA may create a separate rule for the Holcomb Expansion.  We, along with 25 states, other utilities and national trade organizations, filed petitions for review of the NSPS with the D.C. Circuit Court of Appeals. On March 28, 2017, President Trump issued an executive order directing the EPA to review the NSPS and as appropriate to initiate rulemaking to suspend, revise, or rescind the NSPS. On March 28, 2017, the Department of Justice filed a motion with the D.C. Circuit Court of Appeals to hold in abeyance the legal proceeding on this NSPS until the EPA conducts a review of the NSPS. On April 4, 2017, the EPA published in the Federal Register a notice that the EPA is reviewing and, if appropriate, will initiate proceedings to suspend, revise or rescind this NSPS.  The DC Circuit Court has withdrawn the oral arguments from the calendar. On April 28, 2017, the D.C. Circuit Court of Appeals granted the Department of Justice’s motion to hold in abeyance the legal proceeding on the NSPS for sixty days. On August 8, 2017, the D.C. Circuit Court of Appeals issued an order to hold the legal proceeding in abeyance indefinitely and directed the EPA to file status reports at ninety-day intervals beginning October 27, 2017.

Waters of the United States.  In April 2014, the EPA and the U.S. Army Corps of Engineers, or Corps, proposed an expansion of regulatory authority under the Clean Water Act through broadening the definition of a “Water of the United States, ” or WOTUS. We submitted comments on the proposed rule in November 2014, identifying clarifications needed on the applicability of the ditch and waste treatment system exclusions. A final redefinition of WOTUS was announced in late May 2015 and published in the Federal Register on June 29, 2015. However, there is currently a nationwide stay issued by the United States Court of Appeals for the Sixth Circuit. On January 13, 2017, the United State Supreme Court granted a petition seeking review of the issue of which court(s) have jurisdiction over the various challenges filed against the rule. Legal proceedings at the United States Court of Appeals for the Sixth Circuit are now held in abeyance pending a United States Supreme Court decision. On March 6, 2017, the EPA published in the Federal Register a notice that it intends to revise and rescind or revise the rule. The EPA and Corps have identified a two-step process regarding the definition of WOTUS. The first was a proposal to withdraw the 2015 definition of WOTUS, which was published on July 27, 2017. We commented on September 27, 2017 in support of the proposal. The second step is expected in 2018 with a proposal to redefine WOTUS.

For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1A — RISK FACTORS” in our annual report on Form 10-K for the year ended December 31, 2016.

Rating Triggers

Our current senior secured ratings are “A3 (stable outlook)” by Moody’s Investors Services, or Moody’s, “A (stable outlook)” by Standard & Poor’s Ratings Services, or S&P, and “A (stable outlook)” by Fitch Rating Inc, or Fitch. Our current short-term ratings are “P‑2” by Moody’s, “A‑1” by S&P, and “F1” by Fitch.

The Revolving Credit Agreement includes a pricing grid related to the LIBOR spread, commitment fee and letter of credit fees due under the facility. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would be significant or have a material adverse effect on our financial condition or our future results of operations.

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

Tri-State Generation and Transmission Association, Inc.

Date: November 8, 2017	By:	/s/ Micheal S. McInnes
Micheal S. McInnes
Chief Executive Officer

Date: November 8, 2017		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)