Form 10-Q
period 2018-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2018-05-04
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

FOR THE QUARTER ENDED MARCH 31, 2018

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,824,076	$5,802,844
Construction work in progress	184,278	175,567
Total electric plant	6,008,354	5,978,411
Less allowances for depreciation and amortization	(2,435,466)	(2,409,020)
Net electric plant	3,572,888	3,569,391
Other plant	295,022	283,546
Less allowances for depreciation, amortization and depletion	(107,025)	(105,660)
Net other plant	187,997	177,886
Total property, plant and equipment	3,760,885	3,747,277
Other assets and investments
Investments in other associations	144,632	143,608
Investments in and advances to coal mines	18,292	18,274
Restricted cash and investments	6,066	5,979
Intangible assets, net of accumulated amortization	9,155	10,986
Other noncurrent assets	9,521	9,604
Total other assets and investments	187,666	188,451
Current assets
Cash and cash equivalents	116,617	143,694
Restricted cash and investments	1,308	1,292
Deposits and advances	36,593	27,881
Accounts receivable—Members	94,151	102,035
Other accounts receivable	24,592	16,034
Coal inventory	62,803	46,849
Materials and supplies	90,285	89,459
Total current assets	426,349	427,244
Deferred charges
Regulatory assets	449,204	454,523
Prepayment—NRECA Retirement Security Plan	36,164	37,607
Other	40,836	38,492
Total deferred charges	526,204	530,622
Total assets	$4,901,104	$4,893,594
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,011,114	$1,003,020
Accumulated other comprehensive income (loss)	(389)	(210)
Noncontrolling interest	109,234	111,295
Total equity	1,119,959	1,114,105
Long-term debt	3,082,769	3,120,286
Total capitalization	4,202,728	4,234,391
Current liabilities
Member advances	6,804	8,447
Accounts payable	95,353	117,510
Short-term borrowings	189,335	144,667
Accrued expenses	26,901	32,484
Current asset retirement obligations	2,999	3,087
Accrued interest	34,755	32,852
Accrued property taxes	26,246	27,137
Current maturities of long-term debt	97,929	78,004
Total current liabilities	480,322	444,188
Deferred credits and other liabilities
Regulatory liabilities	85,815	81,824
Deferred income tax liability	17,205	17,205
Asset retirement obligations	53,817	53,768
Other	52,275	53,396
Total deferred credits and other liabilities	209,112	206,193
Accumulated postretirement benefit and postemployment obligations	8,942	8,822
Total equity and liabilities	$4,901,104	$4,893,594

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating revenues
Member electric sales	$289,346	$282,415
Non-member electric sales	16,862	35,158
Other	12,300	20,856
	318,508	338,429

Operating expenses
Purchased power	83,458	76,419
Fuel	51,940	60,813
Production	50,795	49,561
Transmission	40,064	33,800
General and administrative	7,728	7,180
Depreciation, amortization and depletion	40,088	46,672
Coal mining	—	8,176
Other	4,136	4,790
	278,209	287,411

Operating margins	40,299	51,018

Other income (expense)
Interest	1,203	1,085
Capital credits from cooperatives	4,055	4,246
Membership withdrawal	—	2,500
Other, net	1,204	1,020
	6,462	8,851

Interest expense, net of amounts capitalized	38,021	36,349

Income tax benefit	(151)	(302)

Net margins including noncontrolling interest	8,891	23,822
Net income attributable to noncontrolling interest	(797)	(296)
Net margins attributable to the Association	$8,094	$23,526

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net margins including noncontrolling interest	$8,891	$23,822
Other comprehensive income (loss):
Unrealized gain on securities available for sale	—	24
Reclassification of unrealized gain on securities available for sale included in net income	(159)	—
Amortization of actuarial gain on postretirement benefit obligation included in net income	(20)	(20)
Income tax expense related to components of other comprehensive income (loss)	—	—
Other comprehensive income (loss)	(179)	4

Comprehensive income including noncontrolling interest	8,712	23,826
Net comprehensive income attributable to noncontrolling interest	(797)	(296)

Comprehensive income attributable to the Association	$7,915	$23,530

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Patronage capital equity at beginning of period	$1,003,020	$961,364

Net margins attributable to the Association	8,094	23,526
Patronage capital equity at end of period	1,011,114	984,890

Accumulated other comprehensive income (loss) at beginning of period	(210)	(286)

Unrealized gain on securities available for sale	—	24
Reclassification adjustment for unrealized gain on securities available for sale included in net income	(159)	—
Reclassification adjustment for actuarial gain on postretirement benefit obligation included in net income	(20)	(20)
Accumulated other comprehensive income (loss) at end of period	(389)	(282)

Noncontrolling interest at beginning of period	111,295	109,147

Net comprehensive income attributable to noncontrolling interest	797	296
Equity distribution to noncontrolling interest	(2,858)	—
Noncontrolling interest at end of period	109,234	109,443
Total equity at end of period	$1,119,959	$1,094,051

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net margins including noncontrolling interest	$8,891	$23,822
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	40,088	46,672
Amortization of intangible asset	1,831	1,831
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	514	527
Recognition of deferred membership withdrawal income	—	(2,500)
Recognition of deferred revenue	—	(7,500)
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,105)	(1,199)
Changes in operating assets and liabilities:
Accounts receivable	677	4,195
Coal inventory	(15,954)	3,394
Materials and supplies	(826)	1,439
Accounts payable and accrued expenses	(14,708)	(10,732)
Accrued interest	1,902	16,775
Accrued property taxes	(891)	(1,053)
Other deferred credits - TEP transmission settlement	—	(15,521)
Other	(7,782)	(12,656)
Net cash provided by operating activities	13,980	48,837

Investing activities
Purchases of plant	(56,999)	(32,628)
Changes in deferred charges	1,003	1,707
Proceeds from other investments	64	61
Net cash used in investing activities	(55,932)	(30,860)

Financing activities
Changes in Member advances	(4,230)	(5,611)
Payments of long-term debt	(17,738)	(48,502)
Increase in short-term borrowings, net	44,668	5,580
Retirement of patronage capital	(4,852)	(3,023)
Equity distribution to noncontrolling interest	(2,858)	—
Other	(12)	304
Net cash provided by (used in) financing activities	14,978	(51,252)

Net decrease in cash, cash equivalents and restricted cash and investments	(26,974)	(33,275)
Cash, cash equivalents and restricted cash and investments – beginning	150,965	167,890
Cash, cash equivalents and restricted cash and investments – ending	$123,991	$134,615

Supplemental cash flow information:
Cash paid for interest	$37,963	$23,016
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(739)	$(3,916)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for an entire year or any other period.

Basis of Consolidation

Our consolidated financial statements include the accounts of Tri-State Generation and Transmission Association, Inc. (“Tri-State”, “we”, “our”, “us” or “the Association”), our wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 16 – Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities. All significant intercompany balances and transactions have been eliminated in consolidation.

Jointly Owned Facilities

We own undivided interests in two jointly owned generation facilities that are operated by the operating agent of each facility under joint facility ownership agreements with other utilities as tenants in common. These projects include the Yampa Project (operated by us) and the Missouri Basin Power Project (“MBPP”) (operated by Basin Electric Power Cooperative (“Basin”)). Our ownership in the San Juan Project terminated December 31, 2017. Each participant in these agreements receives a portion of the total output of the generation facilities, which approximates its percentage ownership. Each participant provides its own financing for its share of each facility and accounts for its share of the cost of each facility. The operating agent for each of these projects allocates the fuel and operating expenses to each participant based upon its share of the use of the facility. Therefore, our share of the plant asset cost, interest, depreciation and other operating expenses is included in our consolidated financial statements.

Our share in each jointly owned facility is as follows as of March 31, 2018 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$396,546	$239,218	$4,864
MBPP - Laramie River Station	24.13%	410,174	296,183	33,008
Total		$806,720	$535,401	$37,872

Reclassifications

Certain reclassifications have been made to our prior year financial statements to conform to the 2018 presentation.

Accounting Pronouncements-Recently Adopted

We adopted Accounting Standards Update (“ASU”) 2016‑01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018. This amendment requires an entity to measure investments in equity securities (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize changes in fair value in net income. However, for equity investments that don’t have readily determinable fair values and don’t qualify for the existing practical expedient in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, to estimate fair value using the net asset per share of the investment, the amendment provides a new measurement alternative. Entities may choose to measure those investments at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Our investments in other associations do not have readily determinable fair values and we have utilized the measurement alternative provided by this amendment. As such, the adoption of ASU 2016-01 did not have an impact on our accounting for investments in other associations. We account for our investment in Trapper Mining, Inc. (“Trapper Mining”) using the equity method. Therefore, this investment is not subject to the fair value measurement requirements of ASU 2016-01.

We adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018. This amendment disaggregates the accounting for the service cost component of the net periodic benefit cost of an entity’s defined pension and other postretirement benefit plans from the other components of the net periodic benefit cost (such as interest expense, recognition of actuarial gain or loss on postretirement benefit obligations and amortization of prior service cost or credit). The service cost component is to be included in the same income statement line item(s) as other compensation costs arising from services rendered during the period. The other components of the net periodic benefit cost are to be included separately from the line item(s) that include service cost and outside of any subtotal of operating income, if one is presented. The adoption of this amendment did not have a material impact on our consolidated statements of operations.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018. This amendment provides a revenue recognition model where revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard also requires enhanced quantitative and qualitative disclosures to enable users of financial information to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09 using the modified retrospective transition method where prior year results are not restated; however, a cumulative-effect adjustment, if any, is required to be recognized in patronage capital equity at the date of adoption (January 1, 2018). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Completed contracts that begin and end in the same annual reporting period are not restated. The standard was applied to contracts that were not complete at the date of initial application. For contracts that were modified before the beginning of the earliest reporting period presented, we have not retrospectively restated the contract for those modifications. There was no impact on our consolidated statements of operations as a result of adopting this amendment.

Accounting Pronouncements-Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). Topic 842 supersedes the lease recognition requirements in ASC 840, Leases. Under Topic 842, a lessee is required to recognize lease assets (right-of-use assets) and lease liabilities on the balance sheet for most leases and provide enhanced qualitative and quantitative disclosures. The right-of-use asset represents a lessee’s right to use (control the use of) the underlying asset for the lease term. The lease liability represents a lessee’s obligation to make lease payments. The right-of-use asset and the lease liability are initially measured at the present value of the lease payments over the lease term.

For finance leases, the lessee subsequently recognizes interest expense and amortization of the right-of-use asset, similar to accounting for capital leases under Topic 840. For operating leases, the lessee subsequently recognizes straight-line lease expense over the life of the lease, similar to accounting for operating leases under Topic 840. Lessor accounting remains substantially the same as that applied under Topic 840. Topic 842 includes an accounting policy election by class of underlying asset to exclude short-term leases. A short-term lease is defined as a lease that, at commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This amendment is required to be applied using a modified retrospective transition method with the option to elect a package of practical expedients which includes not being required to reassess expired or existing contracts that were assessed under Topic 840, the lease classification for any expired or existing leases that were assessed under Topic 840, and accounting for the initial direct costs for any existing leases. We are currently evaluating the impact of Topic 842 on our consolidated financial statements. This evaluation process includes establishing a lease project working group, identifying and reviewing our leases, performing a completeness assessment of the lease population, analyzing the Topic 842 practical expedients and selecting a lease software solution. We plan to adopt ASU 2016-02 beginning in the first quarter of 2019 and anticipate that the adoption of the amendment may have a significant impact on our consolidated statements of financial position as all leases will be recognized as right-of-use assets and lease obligations.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842. This amendment permits an entity to elect an optional transition practical expedient to not evaluate, under Topic 842, land easements that exist or that expired before the entity’s adoption of Topic 842. Once an entity adopts Topic 842, the new guidance should be applied prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. We expect to adopt this optional transition practical expedient upon adoption of ASU 2016-02.

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

Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Regulatory assets
Deferred income tax expense (1)	$17,205	$17,205
Deferred prepaid lease expense – Craig Unit 3 Lease (2)	1,618	3,237
Deferred prepaid lease expense – Springerville Unit 3 Lease (3)	87,723	88,296
Goodwill – J.M. Shafer (4)	54,131	54,843
Goodwill – Colowyo Coal (5)	39,002	39,261
Deferred debt prepayment transaction costs (6)	156,031	158,187
Deferred Holcomb expansion impairment loss (7)	93,494	93,494
Total regulatory assets	449,204	454,523

Regulatory liabilities
Interest rate swap - unrealized gain (8)	8,357	4,311
Interest rate swap - realized gain (9)	4,559	4,614
Deferred revenues (10)	30,327	30,327
Membership withdrawal (11)	42,572	42,572
Total regulatory liabilities	85,815	81,824
Net regulatory asset	$363,389	$372,699

(1)

A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues.

(2)

Represents deferral of the loss on acquisition related to the Craig Generating Station Unit 3 prepaid lease expense upon acquisitions of equity interests in 2002 and 2006. The regulatory asset for the deferred prepaid lease expense was being amortized to depreciation, amortization and depletion expense in the amount of $6.5 million annually through December 31, 2017, and $1.6 million for the three month period ending March 31, 2018, and recovered from our Members in rates. The remaining $1.6 million will be recognized as depreciation, amortization and depletion expense for the three month period ending June 30, 2018, and recovered from our Members in rates.

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

(7)

Represents deferral of the impairment loss related to development costs, including costs for the option to purchase development rights for the expansion of the Holcomb Generating Station. The plan for the recovery from our Members in rates has not been determined by our Board. Once the plan for recovery is determined, the deferred impairment loss will be recognized in other operating expenses.

(8)

Represents deferral of an unrealized gain related to the change in fair value of a forward starting interest rate swap that was entered into in 2016 in order to hedge interest rates on anticipated future borrowings. Upon settlement of this interest rate swap, the realized gain or loss will be deferred and subsequently recognized as interest expense when amortized over the term of the associated long-term debt borrowing. See Note 8 – Long-Term Debt and Note 15 – Fair Value.

(9)

Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap that was entered into in 2016. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A. See Note 8 – Long-Term Debt.

(10)

Represents deferral of the recognition of non-member electric sales revenues. These deferred non-member electric sales revenues will be refunded to Members through reduced rates when recognized in non-member electric sales revenue in future periods.

(11)

Represents the deferral of the recognition of other income recorded in connection with the withdrawal of a former Member from membership in us. This deferred membership withdrawal income will be refunded to Members through reduced rates when recognized in other income in future periods.

NOTE 3 – INVESTMENTS IN OTHER ASSOCIATIONS

Investments in other associations include investments in the patronage capital of other cooperatives and other required investments in the organizations. Our investment in a cooperative increases when a cooperative allocates patronage capital credits to us and it decreases when we receive a cash retirement of the allocated capital credits from the cooperative. A cooperative allocates its patronage capital credits to us based upon our patronage (amount of business done) with the cooperative.

Investments in other associations are as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Basin Electric Power Cooperative	$101,820	$101,820
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,232	11,232
National Rural Utilities Cooperative Finance Corporation - capital term certificates	16,021	16,085
CoBank, ACB	9,062	8,174
Western Fuels Association, Inc.	2,336	2,346
Other	4,161	3,951
Investments in other associations	$144,632	$143,608

Patronage capital represents retained margins in a cooperative which is the equity in that cooperative. Therefore, the investments in the patronage capital of other cooperatives and other required investments in the organizations meet the definition of an equity security, as defined by the accounting requirements related to investments in equity securities. However, these investments don’t have readily determinable fair values (defined as observable price changes of identical or similar investments, such as in an organized market). Therefore, we measure these investments at cost less impairment. We have evaluated our investments in the patronage capital of other cooperatives and other required investments in the organizations for indicators of impairment. There were no impairments of these investments recognized for the three months ended March 31, 2018 and the comparable period in 2017.

NOTE 4 – INVESTMENTS IN AND ADVANCES TO COAL MINES

We have direct ownership and investments in coal mines to support our coal generating resources. We, and certain participants in the Yampa Project, are members of Trapper Mining, which is organized as a cooperative and is the owner and operator of the Trapper Mine near Craig, Colorado. Our investment in Trapper Mining is recorded using the equity method. In addition, we have ownership in Western Fuels Association, Inc. (“WFA”), which is an owner of Western Fuels‑Wyoming, Inc. (“WFW”), the owner and operator of the Dry Fork Mine near Gillette, Wyoming. Dry Fork Mine provides coal to MBPP, which is the owner of Laramie River Generating Station. We, through our undivided interest in the jointly owned facility MBPP, advance funds to the Dry Fork Mine.

Investments in and advances to coal mines are as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Investment in Trapper Mine	$15,131	$14,998
Advances to Dry Fork Mine	3,161	3,276
Investments in and advances to coal mines	$18,292	$18,274

NOTE 5 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND INVESTMENTS

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$116,617	$143,694
Restricted cash and investments - current	1,308	1,292
Restricted cash and investments - noncurrent	6,066	5,979
Cash, cash equivalents and restricted cash and investments	$123,991	$150,965

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract Assets

A contract asset represents an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). We have no contract assets as of March 31, 2018.

Accounts Receivable

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.

Contract liabilities (unearned revenue)

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2018, we recognized $0.2 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Accounts receivable - Members	$94,151	$102,035

Other accounts receivable - trade:
Non-member electric sales	6,061	5,493
Coal sales	—	1,446
Other	8,424	6,634
Other accounts receivable - trade	14,485	13,573
Other accounts receivable - nontrade	10,107	2,461
Total other accounts receivable	$24,592	$16,034

Contract liabilities (unearned revenue)	$7,366	$7,567

NOTE 7 – OTHER DEFERRED CHARGES

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

We make advance payments to the operating agents of jointly owned facilities to fund our share of costs expected to be incurred under each project including MBPP – Laramie River Station, and Yampa Project – Craig Generating Station Units 1 and 2. We also make advance payments to the operating agent of Springerville Unit 3.

During 2016, we entered into two forward starting interest rate swaps to hedge a portion of our future long-term debt interest rate exposure. One of these interest rate swaps was settled in October 2017. The realized gain of $4.6 million related to the settlement of this interest rate swap was deferred as a regulatory liability in accordance with the accounting requirements related to regulated operations. This realized gain is being amortized to interest expense over the 12-year term of the associated private placement debt issuance. The unrealized gain of $8.4 and $4.3 million as of March 31, 2018 and December 31, 2017, respectively, on the remaining interest rate swap was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation.

Other deferred charges are as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Preliminary surveys and investigations	$20,403	$19,737
Advances to operating agents of jointly owned facilities	9,938	10,740
Interest rate swaps	8,357	4,311
Other	2,138	3,704
Total other deferred charges	$40,836	$38,492

NOTE 8 – LONG-TERM DEBT

The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for two unsecured notes in the aggregate amount of $39.7 million as of March 31, 2018. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

As of March 31, 2018, we had a secured revolving credit facility with Bank of America, N.A. and CoBank, ACB as Joint Lead Arrangers in the amount of $750 million (“2011 Revolving Credit Agreement”) extending through July 26, 2019. We had no outstanding borrowings at March 31, 2018 and no outstanding borrowings at December 31, 2017. As of March 31, 2018, we had $560.0 million in availability (including $310.0 million under the commercial paper back-up sublimit) under the 2011 Revolving Credit Agreement.

On April 25, 2018, the 2011 Revolving Credit Agreement was terminated and replaced by a new secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million (“2018 Revolving Credit Agreement”).

The 2018 Revolving Credit Agreement has a maturity date of April 25, 2023, unless extended as provided therein.

On November 16, 2017, we entered into a Note Purchase Agreement with a group of institutional investors to sell our First Mortgage Obligations, Series 2017A in an aggregate principal amount of $120 million, consisting of $60 million of our 3.34 percent First Mortgage Obligations, Series 2017A Notes, Tranche 1, due December 12, 2029, and $60 million of our 3.39 percent First Mortgage Obligations, Series 2017A Notes, Tranche 2, due December 12, 2029 in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the sale of the Series 2017A Notes, Tranche 1 occurred on December 12, 2017 and the closing of the sale of the Series 2017A Notes, Tranche 2 occurred on April 12, 2018.

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Total debt	$3,193,682	$3,211,421
Less debt issuance costs	(21,217)	(21,720)
Less debt discounts	(10,306)	(10,360)
Plus debt premiums	18,539	18,949
Total debt adjusted for debt issuance costs, discounts and premiums	3,180,698	3,198,290
Less current maturities	(97,929)	(78,004)
Long-term debt	$3,082,769	$3,120,286

We are exposed to certain risks in the normal course of operations in providing a reliable and affordable source of wholesale electricity to our Members. These risks include interest rate risk, which represents the risk of increased operating expenses and higher rates due to increases in interest rates related to anticipated future long-term borrowings. To manage this exposure, we have entered into forward starting interest rate swaps to hedge a portion of our future long‑term debt interest rate exposure. On October 12, 2017, in conjunction with the pricing on the offering of the First Mortgage Obligations, Series 2017A, we settled the interest rate swap entered into in 2016, which resulted in a realized gain of $4.6 million that has been deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A. We anticipate settling the remaining interest rate swap in conjunction with the issuance of future long-term debt. See Note 2 ‑ Accounting for Rate Regulation and Note 15 ‑ Fair Value.

The terms of the remaining interest rate swap contract are as follows (dollars in thousands):

	Notional	Fixed	Benchmark Interest	Effective	Maturity
	Amount	Rate (Pay)	Rate (Receive)	Date	Date
Interest rate swap	$80,000	2.304%	30 year - LIBOR	June 2019	June 2049

NOTE 9 – SHORT-TERM BORROWINGS

We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper back-up sublimit under our secured revolving credit facility, which is the lesser of $500 million or the amount available under our secured revolving credit facility. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary, but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on our consolidated statements of financial position.

Commercial paper consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Commercial paper outstanding, net of discounts	$189,335	$144,667
Weighted average interest rate	1.95%	1.52%

At March 31, 2018, $310.0 million of the commercial paper back-up sublimit remained available under the 2011 Revolving Credit Agreement. See Note 8 – Long-Term Debt.

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

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

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

March 31,
2018
Asset retirement obligations at beginning of period	$56,855
Liabilities incurred	—
Liabilities settled	(1,050)
Accretion expense	1,571
Change in cash flow estimate	(560)
Total asset retirement obligations at end of period	$56,816
Less current asset retirement obligations at end of period	(2,999)
Long-term asset retirement obligations at end of period	$53,817

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

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $34.5 million will be paid by us for these easements from 2018 through the individual easement terms ending between 2036 and 2040. The present values for the easement payments were $21.3 million as of March 31, 2018 and December 31, 2017 which are recorded as other deferred credits and other liabilities.

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. We have received deposits from others and these deposits are reflected in contract liabilities (unearned revenue) until recognized in other operating revenues over the life of the agreement. We have received deposits from various parties and those that may still be required to be returned are a liability and these are reflected in customer deposits.

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31,	December 31,
	2018	2017
Transmission easements	$21,337	$21,337
Contract liabilities (unearned revenue) - noncurrent	6,560	6,673
Customer deposits	2,690	2,898
Other	21,688	22,488
Total other deferred credits and other liabilities	$52,275	$53,396

NOTE 12 – EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at March 31, 2018, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles.

The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

March 31,
2018
Postretirement medical benefit obligation at beginning of period	$8,455
Service cost	152
Interest cost	71
Benefit payments (net of contributions by participants)	(103)
Postretirement medical benefit obligation at end of period	$8,575
Postemployment medical benefit obligation at end of period	367
Total postretirement and postemployment medical obligations at end of period	$8,942

The service cost component of our net periodic benefit cost is included in operating expenses on our consolidated statements of operations. The components of net periodic benefit cost other than the service cost component are included in other income (expense) on our consolidated statements of operations.

In accordance with the accounting standard related to postretirement benefits other than pensions, actuarial gains and losses are not recognized in income but are instead recorded in accumulated other income on our consolidated statements of financial position. If the unrecognized amount is in excess of 10 percent of the projected benefit obligation, amounts are reclassified out of accumulated other comprehensive income and included in net income as the excess is amortized over the average remaining service lives of the active plan participants. Unrecognized actuarial gains and losses have been determined per actuarial studies for the postretirement medical benefit obligation.

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

March 31,
2018
Amounts included in accumulated other comprehensive income at beginning of year	$(369)
Amortization of prior service credit into other income (expense)	(20)
Amounts included in accumulated other comprehensive income at end of year	$(389)

NOTE 13 – REVENUE

Revenue from Contracts with Customers

Our revenues are derived primarily from the sale of electric power to our Members pursuant to long-term wholesale electric service contracts. Our contracts with our Members extend through 2050 for 42 Members and 2040 for the remaining Member.

Member electric sales

Revenues from electric power sales to our Members are primarily from our Class A rate schedule. Our Class A rate schedule for electric power sales to our Members consist of two billing components: an energy rate and demand rates. Our Class A rate schedule is variable and is approved by our Board. Energy and demand have the same pattern of transfer to our Members and are both measurements of the electric power provided to our Members. Therefore, the provision of electric power to our Members is one performance obligation. Prior to our Members’ requirement for electric power, we do not have a contractual right to consideration as we are not obligated to provide electric power until the Member requires each incremental unit of electric power. We transfer control of the electric power to our Members over time and our Members simultaneously receive and consume the benefits of the electric power. Progress toward completion of our performance obligation is measured using the output method, meter readings are taken at the end of each month for billing purposes, energy and demand are determined after the meter readings and Members are invoiced based on the meter reading. Payments from our Members are received in accordance with the wholesale electric service contracts terms, which is less than 30 days from the invoice date. Member electric sales revenue is recorded as Member electric sales on our consolidated statements of operations and Accounts receivable – Members on our consolidated statements of financial position.

In addition to our Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations for the period ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	For the period ended
	March 31,	March 31,
Non-member electric sales:	2018	2017
Long-term contracts	$11,943	$21,120
Short-term contracts	4,919	6,538
Deferred non-member electric sales	—	7,500
Coal sales	—	8,684
Other	12,300	12,172
Total non-member electric sales and other operating revenue	$29,162	$56,014

Non-member electric sales

Revenues from electric power sales to non-members are primarily from two long-term contracts and short-term market sales. In 2017, we recognized $7.5 million of deferred revenue as directed by our Board, which has budgetary and rate-setting authority. See Note 2 – Accounting for Rate Regulation.

We have both long-term and short-term non-member electric sales contracts that provide energy. Prior to our customers’ demand for energy, we do not have a contractual right to consideration as we are not obligated to provide energy until the customer demands each incremental unit of energy. We transfer control of the energy to our customer over time and our customer simultaneously receives and consumes the benefits of the electric power. Progress toward completion of our performance obligation is measured using the output method. Payments are received in accordance with the contract terms, which is less than 30 days after the invoice is received by the customer.

Coal Sales

Coal sales revenue resulted from the sale of a portion of the coal from the Colowyo Mine pursuant to a contract that expired in December 2017. We had an obligation to deliver coal and our progress of our completion toward our performance obligation was measured using the output method. Our performance obligation was completed as coal was loaded. Coal sales revenue of $8.7 million for the three months ended March 31, 2017 was included in other operating revenue on our consolidated statements of operations.

Other operating revenue

Other operating revenue consists primarily of the following revenue streams: wheeling, transmission, supplying steam and water, and leasing. Wheeling revenue is received when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice was issued). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Steam and water revenue is derived from supplying steam and water to a paper manufacturer located adjacent to the Escalante Station (payments from the customer are received in accordance with the contract terms which is less than 15 days from the invoice date). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. The lease revenue is primarily from a certain power sales arrangement that is required to be accounted for as an operating lease since the arrangement is in substance a lease because it conveys the right to use power generating equipment for a stated period of time.

NOTE 14 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, the income tax expense (benefit) on our consolidated statements of operations includes only the current provision. Our consolidated statements of operations included an income tax benefit of $0.2 million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. These income tax benefits are due to an alternative minimum tax credit refund.

NOTE 15 – FAIR VALUE

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

Marketable Securities

We hold marketable securities in connection with the directors’ and executives’ elective deferred compensation plans which consist of investments in stock funds, bond funds and money market funds. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on our consolidated statements of financial position. The cost and fair values of our marketable securities are as follows (dollars in thousands):

	As of March 31, 2018		As of December 31, 2017
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$806	$923	$1,007	$1,166

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $80.2 million as of March 31, 2018 and $109.4 million as of December 31, 2017, respectively.

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

	As of March 31, 2018		As of December 31, 2017
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,193,682	$3,464,617	$3,211,421	$3,600,650

Interest Rate Swaps

We entered into two forward starting interest rate swaps in 2016 to hedge a portion of our future long-term debt interest rate expense. See Note 8 – Long-Term Debt. These interest rate swaps are derivative instruments in accordance with ASC 815, Derivatives and Hedging, and are recorded at fair value on a recurring basis. The estimated fair value of these interest rate swaps utilizes observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and are included in other deferred charges on our consolidated statements of financial position. On October 12, 2017, we settled one of the interest rate swaps, which resulted in a realized gain of $4.6 million. In accordance with regulatory accounting, the settled interest rate swap gain was deferred and is being amortized to interest expense over the 12‑year term of the First Mortgage Obligations, Series 2017A. See Note 2 – Accounting for Rate Regulation.  At March 31, 2018, the fair value of our remaining interest rate swap was an unrealized gain of $8.4 million, which was deferred in accordance with our regulatory accounting.

NOTE 16 – VARIABLE INTEREST ENTITIES

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

Our consolidated statements of financial position include the Springerville Partnership’s net electric plant of $808.1 million and $812.7 million at March 31, 2018 and December 31, 2017, respectively, the long-term debt of $417.2 million (including debt premiums) and $431.3 million (including debt premiums) at March 31, 2018 and December 31, 2017, respectively, accrued interest associated with the long-term debt of $4.8 million and $12.4 million at March 31, 2018 and December 31, 2017, respectively, and the 49 percent noncontrolling equity interest in the Springerville Partnership of $109.2 million and $111.3 million at March 31, 2018 and December 31, 2017, respectively.

Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $4.5 million for the three months ended March 31, 2018 and $5.3 million for the comparable period in 2017. Our consolidated statements of operations also include interest expense of $7.3 million for the three months ended March 31, 2018 and $7.2 million for the comparable period in 2017. The net income or loss attributable to the 49 percent noncontrolling equity interest in the Springerville Partnership is reflected on our consolidated statements of operations. The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages.

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.3 million at March 31, 2018 and December 31, 2017 and is included in investments in other associations.

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

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $15.1 million at March 31, 2018 and $15.0 million at December 31, 2017.

NOTE 17 – LEGAL

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We are organized for the purpose of providing electricity to our 43 member distribution systems, or Members, that serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long‑term contracts and short‑term sale arrangements. Our Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and suburban communities, as well as large and small businesses and industries. As of March 31, 2018, our Members served approximately 615,000 retail electric meters over a 200,000 square-mile area. We sold 4.3 million megawatt hours, or MWhs, for the three months ended March 31, 2018, of which 91.7 percent was to Members. Total revenue from electric sales was $306.2 million for the three months ended March 31, 2018, of which 94.5 percent was from Member sales.

We have entered into substantially similar wholesale electric service contracts with each Member extending through 2050 for 42 Members (which constitute approximately 96.3 percent of our revenue from Member sales for the three months ended March 31, 2018) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association). These contracts are subject to automatic extension thereafter until either party provides at least a two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of March 31, 2018, 22 Members have enrolled in this program with capacity totaling approximately 143 megawatts of which 105 megawatts are in operation.

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

Recent Developments

We, along with nine other participants, formed an informal group known as the Mountain West Transmission Group, or the MWTG, to develop strategies to adapt to the changing electric industry in the Rocky Mountain region of the Western Interconnection. In January 2017, the MWTG began discussions with the Southwest Power Pool, or SPP, to explore potential membership. In September 2017, the MWTG announced plans to commence negotiations with SPP regarding membership. This announcement initiated a formal SPP public stakeholder process. In March 2018, the SPP board of directors approved a set of policies defining the terms and conditions of MWTG’s potential membership in SPP. In April 2018, Public Service Company of Colorado announced it was ending its participation in the MWTG.  We are evaluating the impact of this announcement on our membership in a regional transmission organization in the Western Interconnection.

Critical Accounting Policies

As of March 31, 2018, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

Our Board Policy for Financial Goals and Capital Credits, approved and subject to change by our Board of Directors, or Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. Pursuant to the policy, we target rates payable by our Members to produce financial results in excess of the requirements under our indenture, dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of March 31, 2018, patronage capital equity was $1.011 billion. To date, we have retired approximately $355.5 million of patronage capital to our Members.

Rates and Regulation

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers.  Revenues from electric power sales to our Members are primarily from our Class A wholesale rate schedule. In 2017 and 2018, our Class A rate schedule (A‑40) for electric power sales to our Members consist of two billing components: an energy rate and demand rates. Member rates for energy and demand are set by our Board, consistent with adequate electrical reliability and sound fiscal policy. The energy rate is billed based upon a price per kilowatt hour of physical electricity delivered to our Members without incorporating an on‑peak and off‑peak period. The two demand rates (a generation demand and a transmission/delivery demand) are billed on the Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.

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

No New Mexico Member filed a protest with the NMPRC for the A‑40 rate schedule and thus this rate schedule was effective without NMPRC review or approval.

Master Indenture

As of March 31, 2018, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Operating Revenues

Member electric sales increased 132,134 MWhs to 3,913,034 MWhs for the three months ended March 31, 2018 compared to 3,780,900 MWhs for the same period in 2017. Member electric sales revenue increased $6.9 million to $289.3 million for the three months ended March 31, 2018 compared to $282.4 million for the same period in 2017. The increase in Member electric sales revenue was due to the increase in MWhs sold.

Non-member electric sales decreased 257,018 MWhs, or 42.1 percent, to 353,179 MWhs for the three months ended March 31, 2018 compared to 610,197 MWhs for the same period in 2017. Non-member electric sales revenue decreased $18.3 million, or 52.0 percent, to $16.9 million for the three months ended March 31, 2018 compared to $35.2 million for the same period in 2017. The decrease in MWhs sold and non-member electric sales revenue was primarily due to the expiration of long-term power sales arrangements in March and December 2017 and a decrease in short‑term sales. The decrease in non-member electric sales revenue was also due to the income recognition of $7.5 million of previously deferred non-member electric sales revenue for the three months ended March 31, 2017. This recognition in 2017 was approved by our Board in accordance with its budgetary and rate-setting authority.

Other operating revenue consists primarily of wheeling, transmission and lease revenues, coal sales and revenue from supplying steam and water to a paper manufacturer located adjacent to the Escalante Station.  Wheeling revenue is received when we charge other energy companies for transmitting electricity over our transmission lines.  Transmission revenue is from our membership in the Southwest Power Pool, a regional transmission organization.  The lease revenue is primarily from a certain power sales arrangement that is required to be accounted for as an operating lease since the arrangement is in substance a lease because it conveys the right to use power generating equipment for a stated period of time.  Coal sales revenue results from the sale of a portion of the coal from the Colowyo Mine to the other joint owners in the Yampa Project.  Other operating revenue decreased $8.6 million, or 41.0 percent, to $12.3 million for the three months ended March 31, 2018 compared to $20.9 million for the same period in 2017.  The decrease in other operating revenue was primarily due to a contract that ended in December 2017 to sell coal from the Colowyo Mine to the other joint owners in the Yampa Project.

Operating Expenses

Purchased power increased 419,809 MWhs, or 25.8 percent, to 2,044,777 MWhs for the three months ended March 31, 2018 compared to 1,624,968 MWhs for the same period in 2017. Purchased power expense increased $7.1 million to $83.5 million for the three months ended March 31, 2018 compared to $76.4 million for the same period in 2017. The increase in MWhs and purchased power expense was primarily due to higher short-term market purchases due to the unplanned outage of Craig Generating Station Unit 3 in December 2017 and higher renewable energy purchases. Craig Generating Station Unit 3 is expected to be returned to service in May 2018.

Transmission expense increased $6.3 million, or 18.5 percent, to $40.1 million for the three months ended March 31, 2018 compared to $33.8 million for the same period in 2017. The increase was primarily due to the recognition of a $7.75 million reduction in transmission expense during the first quarter of 2017 related to the Tucson Electric Power Company transmission services agreement settlement.

Depreciation, amortization and depletion decreased $6.6 million, or 14.1 percent, to $40.1 million for the three months ended March 31, 2018 compared to $46.7 million for the same period in 2017. The decrease was primarily due to accelerated depreciation at the New Horizon Mine. New Horizon Mine began final reclamation in June 2017 at which time the mine development and asset retirement costs were fully depreciated.

Coal mining expense includes the Colowyo Mine operating expenses related to the portion of the coal from the Colowyo Mine that was being sold to other joint owners in the Yampa Project. Coal mining expense decreased $8.2 million, or 100 percent, to $0 for the three months ended March 31, 2018 compared to $8.2 million for the same period in 2017. The decrease was due to a contract that ended in December 2017 to sell coal from the Colowyo Mine to the other joint owners in the Yampa Project.

Financial condition as of March 31, 2018 compared to December 31, 2017

Assets

Other plant consists of mine assets and non-utility assets (which consist of piping and equipment specifically related to providing steam and water from the Escalante Generating Station to a third party for the use in the production of paper). Other plant increased $11.5 million to $295.0 million as of March 31, 2018 compared to $283.5 million as of December 31, 2017. The increase was primarily due to capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

Deposits and advances increased $8.7 million, or 31.2 percent, to $36.6 million as of March 31, 2018 compared to $27.9 million as of December 31, 2017. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

Coal inventory increased $16.0 million, or 34.1 percent, to $62.8 million as of March 31, 2018 compared to $46.8 million as of December 31, 2017. The increase was primarily due to higher inventory at the Craig Generating Station as a result of an unplanned outage.

Equity and Liabilities

Patronage capital equity increased $8.0 million to $1.011 billion as of March 31, 2018 compared to $1.003 billion as of December 31, 2017. The increase was due to a margin attributable to us of $8.0 million for the three months ended March 31, 2018.

Long-term debt decreased $37.5 million to $3.083 billion as of March 31, 2018 compared to $3.120 billion as of December 31, 2017, and current maturities of long-term debt increased $19.9 million, or 25.5 percent, to $97.9 million as of March 31, 2018 compared to $78.0 million as of December 31, 2017. The total decrease of $17.6 million was primarily due to debt payments of $17.7 million (primarily $13.7 million for the Springerville certificates and $4.0 million for various CoBank, ACB and National Rural Utilities Cooperative Finance Corporation debt).

Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. Short-term borrowings increased $44.6 million, or 30.9 percent, to $189.3 million as of March 31, 2018 compared to $144.7 million as of December 31, 2017. The increase was due to additional commercial paper issued between January 1, 2018 and March 31, 2018 to fund capital expenditures and working capital requirements.

Liquidity

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of debt. As of March 31, 2018, we had $116.6 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2018 is as follows (dollars in thousands):

			Available
	Authorized		March 31,
	Amount		2018
2011 Revolving Credit Agreement	$750,000	(1)	$560,000	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)	The portion of this facility that was unavailable at March 31, 2018 was $190 million which was dedicated to support outstanding commercial paper.

As of March 31, 2018, the 2011 Revolving Credit Agreement had aggregate commitments of $750 million which included a swingline sublimit of $100 million, a letter of credit sublimit of $200 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $200 million of the letter of credit sublimit, and $310 million of the commercial paper back-up sublimit remained available as of March 31, 2018. As of March 31, 2018, we have $560.0 million of availability under the 2011 Revolving Credit Agreement.

As of March 31, 2018, the 2011 Revolving Credit Agreement was secured under the Master Indenture and had a term extending through July 26, 2019. Funds advanced under the 2011 Revolving Credit Agreement bore interest either at a Eurodollar rate or a base rate, at our option.  The Eurodollar rate was the LIBOR rate for the term of the advance plus a margin (1.00%) based on our credit ratings. The base rate was the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the Bank of America prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (0%) based on our credit ratings. We had no outstanding borrowings at March 31, 2018 and no outstanding borrowings at December 31, 2017.

The 2011 Revolving Credit Agreement contained financial covenants, including DSR and ECR requirements, in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

On April 25, 2018, the 2011 Revolving Credit Agreement was terminated and replaced by a new secured revolving credit facility, or the 2018 Revolving Credit Agreement, with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million.  The 2018 Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. The 2018 Revolving Credit Agreement has a maturity date of April 25, 2023, unless extended as provided therein. The 2018 Revolving Credit Agreement contains interest rates and financial covenants, including DSR and ECR requirements, similar to the 2011 Revolving Credit Agreement. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our revolving credit facility, which was $500 million at March 31, 2018, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $190 million of commercial paper outstanding (prior to netting discounts) at March 31, 2018.

We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the revolving credit facility.

Cash Flow

Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Operating activities.  Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2018 compared to $48.8 million for the same period in 2017, a decrease of $37.7 million. The decrease in cash provided by operating activities was primarily due to an increase in interest payments of $14.9 million (due to the timing of interest payments), an increase in coal inventory of $16.0 million (due to higher inventory at the Craig Generating Station resulting from an unplanned outage), and an increase in purchased power expense (due to higher short-term market purchases resulting from the Craig Generating Station Unit 3 outage and higher renewable energy purchases).

Investing activities.  Net cash used in investing activities was $55.9 million for the three months ended March 31, 2018 compared to $30.9 million for the same period in 2017, an increase of $25.0 million. The increase was primarily due to higher capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

Financing activities.  Net cash provided in financing activities was $17.8 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $51.3 million for the same period in 2017, an increase in cash provided in financing activities of $69.1 million. The increase was primarily due to higher commercial paper issuances to fund our short-term liquidity needs and lower principal payments of long-term debt for the three months ended March 31, 2018 compared to the same period in 2017.

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

Contractual Commitments

Indebtedness.  As of March 31, 2018, we had approximately $2.7 billion of debt outstanding secured on a parity basis under our Master Indenture. As of March 31, 2018, our debt secured by the lien of the Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of one unsecured note), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, Series 2016A Bonds, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the 2011 Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture. As of March 31, 2018, we have two unsecured notes totaling $39.7 million and the Springerville certificates totaling

$405.0 million. The Springerville certificates are secured only by a mortgage and lien on Springerville Generating Station Unit 3 and the Springerville lease.

On November 16, 2017, we entered into a Note Purchase Agreement with a group of institutional investors to sell our First Mortgage Obligations, Series 2017A in an aggregate principal amount of $120 million, consisting of $60 million of our 3.34% First Mortgage Obligations, Series 2017A Notes, Tranche 1, due December 12, 2029 and $60 million of our 3.39% First Mortgage Obligations, Series 2017A Notes, Tranche 2, due December 12, 2029  in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The closing of the sale of the Series 2017A Notes, Tranche 1 occurred on December 12, 2017 and the closing of the sale of the Series 2017A Notes, Tranche 2 occurred on April 12, 2018.

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

Coal Purchase Obligations.  We have commitments to purchase coal for our generating stations under long-term contracts that expire between 2019 and 2034. These contracts require us to purchase a minimum quantity of coal at prices that are subject to escalation clauses that reflect cost increases incurred by the suppliers and market conditions.

Environmental Regulations

We are subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality, and other environmental matters. These environmental laws, rules and regulations are complex and change frequently. The following is a recent development relating to environmental regulations and litigation that may impact us.

Waters of the United States.  In April 2014, the Environmental Protection Agency, or EPA, and the U.S. Army Corps of Engineers, or Corps, proposed an expansion of regulatory authority under the Clean Water Act through broadening the definition of a Water of the United States, or WOTUS. We submitted comments on the proposed rule in November 2014, identifying clarifications needed on the applicability of the ditch and waste treatment system exclusions. A final redefinition of WOTUS was published in the Federal Register on June 29, 2015. On March 6, 2017, the EPA published in the Federal Register a notice that it intends to review and rescind or revise the rule. The EPA and Corps have identified a two-step process regarding the definition of WOTUS. The first was a proposal to withdraw the 2015 definition of WOTUS, which was published on July 27, 2017. We commented on September 27, 2017 in support of the proposal. The second step was a solicitation of public input to inform a yet-to-be proposed rule to redefine WOTUS. We submitted ideas on November 28, 2017. Additionally, EPA on November 22, 2017 published in the Federal Register a proposed rule to establish 2020 as the applicability date of the 2015 WOTUS definition. We commented on December 13, 2017 in support of the proposal. On January 22, 2018, the United States Supreme Court issued a unanimous decision that challenges to rules such as the 2015 WOTUS definition should initially be filed in federal district court, instead of appellate court. With the jurisdictional question resolved by the United State Supreme Court, previous stays of the 2015 WOTUS definition have been lifted while both litigation and regulatory processes proceed.

For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1A — RISK FACTORS” in our annual report on Form 10-K for the year ended December 31, 2017.

Rating Triggers

Our current senior secured ratings are “A3 (stable outlook)” by Moody’s Investors Services, or Moody’s, “A (stable outlook)” by Standard & Poor’s Global Ratings, or S&P, and “A (stable outlook)” by Fitch Rating Inc., or Fitch. Our current short-term ratings are “P‑2” by Moody’s, “A‑1” by S&P, and “F1” by Fitch.

Our revolving credit facility includes a pricing grid related to the LIBOR spread, commitment fee and letter of credit fees due under the facility. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would be significant or have a material adverse effect on our financial condition or our future results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2017.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal proceedings disclosed in “Item 3 – LEGAL PROCEEDINGS” in our annual report on Form 10-K for the year ended December 31, 2017.

Item 4.  Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.  Other Information

On May 1, 2018, we received from our Member, Socorro Electric Cooperative Inc., as required by our bylaws, certification that such Member has elected Leroy Anaya to replace Donald Wolberg as the director representing such member on our Board. Mr. Anaya will serve on the External Affairs‑Member Relations Committee.

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

Tri-State Generation and Transmission Association, Inc.

Date: May 4, 2018	By:	/s/ Micheal S. McInnes
Micheal S. McInnes
Chief Executive Officer

Date: May 4, 2018		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)