Form 10-Q
period 2018-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2018-08-10
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10‑Q contains “forward‑looking statements.”  All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, business strategy and development, construction or operation of facilities (often, but not always, identified through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “projection,” “target” and “outlook”) are forward‑looking statements.

Although we believe that in making these forward‑looking statements our expectations are based on reasonable assumptions, any forward‑looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward‑looking statements.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,852,544	$5,802,844
Construction work in progress	179,955	175,567
Total electric plant	6,032,499	5,978,411
Less allowances for depreciation and amortization	(2,456,070)	(2,409,020)
Net electric plant	3,576,429	3,569,391
Other plant	316,855	283,546
Less allowances for depreciation, amortization and depletion	(108,089)	(105,660)
Net other plant	208,766	177,886
Total property, plant and equipment	3,785,195	3,747,277
Other assets and investments
Investments in other associations	144,631	143,608
Investments in and advances to coal mines	18,339	18,274
Restricted cash and investments	6,005	5,979
Intangible assets, net of accumulated amortization	7,324	10,986
Other noncurrent assets	9,720	9,604
Total other assets and investments	186,019	188,451
Current assets
Cash and cash equivalents	112,034	143,694
Restricted cash and investments	3,480	1,292
Deposits and advances	40,034	27,881
Accounts receivable—Members	117,131	102,035
Other accounts receivable	40,952	16,034
Coal inventory	78,314	46,849
Materials and supplies	91,486	89,459
Total current assets	483,431	427,244
Deferred charges
Regulatory assets	443,886	454,523
Prepayment—NRECA Retirement Security Plan	34,722	37,607
Other	43,527	38,492
Total deferred charges	522,135	530,622
Total assets	$4,976,780	$4,893,594
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,015,492	$1,003,020
Accumulated other comprehensive income (loss)	(408)	(210)
Noncontrolling interest	110,061	111,295
Total equity	1,125,145	1,114,105
Long-term debt	3,089,940	3,120,286
Total capitalization	4,215,085	4,234,391
Current liabilities
Member advances	9,505	8,447
Accounts payable	132,080	117,510
Short-term borrowings	221,300	144,667
Accrued expenses	26,477	32,484
Current asset retirement obligations	2,999	3,087
Accrued interest	31,769	32,852
Accrued property taxes	18,685	27,137
Current maturities of long-term debt	98,245	78,004
Total current liabilities	541,060	444,188
Deferred credits and other liabilities
Regulatory liabilities	87,237	81,824
Deferred income tax liability	17,205	17,205
Asset retirement obligations	54,829	53,768
Other	52,303	53,396
Total deferred credits and other liabilities	211,574	206,193
Accumulated postretirement benefit and postemployment obligations	9,061	8,822
Total equity and liabilities	$4,976,780	$4,893,594

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
Member electric sales	$300,083	$292,259	$589,429	$574,674
Non-member electric sales	15,059	25,313	31,921	60,471
Other	12,371	21,329	24,671	42,185
	327,513	338,901	646,021	677,330

Operating expenses
Purchased power	81,563	82,356	165,021	158,775
Fuel	48,301	58,508	100,241	119,321
Production	62,397	61,088	113,192	110,649
Transmission	41,900	40,486	81,964	74,286
General and administrative	8,797	4,841	16,525	12,021
Depreciation, amortization and depletion	39,555	41,090	79,643	87,762
Coal mining	—	9,584	—	17,760
Other	3,284	3,978	7,420	8,768
	285,797	301,931	564,006	589,342

Operating margins	41,716	36,970	82,015	87,988

Other income (expense)
Interest	1,236	1,135	2,439	2,220
Capital credits from cooperatives	145	151	4,200	4,397
Membership withdrawal	—	2,500	—	5,000
Other, net	939	409	2,143	1,429
	2,320	4,195	8,782	13,046

Interest expense, net of amounts capitalized	38,982	36,299	77,003	72,648

Income tax benefit	(151)	(302)	(302)	(604)

Net margins including noncontrolling interest	5,205	5,168	14,096	28,990
Net income attributable to noncontrolling interest	(827)	(377)	(1,624)	(673)
Net margins attributable to the Association	$4,378	$4,791	$12,472	$28,317

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net margins including noncontrolling interest	$5,205	$5,168	$14,096	$28,990
Other comprehensive income (loss):
Unrealized gain on securities available for sale	—	22	—	46
Reclassification of unrealized gain on securities available for sale included in net income	—	—	(159)	—
Amortization of actuarial gain on postretirement benefit obligation included in net income	(20)	(19)	(39)	(39)
Income tax expense related to components of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(20)	3	(198)	7

Comprehensive income including noncontrolling interest	5,185	5,171	13,898	28,997
Net comprehensive income attributable to noncontrolling interest	(827)	(377)	(1,624)	(673)

Comprehensive income attributable to the Association	$4,358	$4,794	$12,274	$28,324

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Patronage capital equity at beginning of period	$1,003,020	$961,364

Net margins attributable to the Association	12,472	28,317
Patronage capital equity at end of period	1,015,492	989,681

Accumulated other comprehensive income (loss) at beginning of period	(210)	(286)

Unrealized gain on securities available for sale	—	46
Reclassification adjustment for unrealized gain on securities available for sale included in net income	(159)	—
Reclassification adjustment for actuarial gain on postretirement benefit obligation included in net income	(39)	(39)
Accumulated other comprehensive income (loss) at end of period	(408)	(279)

Noncontrolling interest at beginning of period	111,295	109,147

Net comprehensive income attributable to noncontrolling interest	1,624	673
Equity distribution to noncontrolling interest	(2,858)	—
Noncontrolling interest at end of period	110,061	109,820
Total equity at end of period	$1,125,145	$1,099,222

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net margins including noncontrolling interest	$14,096	$28,990
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	79,643	87,762
Amortization of intangible asset	3,662	3,662
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,777	1,003
Impairment loss - Holcomb expansion	—	93,494
Deferred Holcomb expansion impairment loss	—	(93,494)
Recognition of deferred membership withdrawal income	—	(5,000)
Recognition of deferred revenue	—	(15,000)
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,152)	(1,233)
Changes in operating assets and liabilities:
Accounts receivable	(39,567)	(13,382)
Coal inventory	(31,466)	8,049
Materials and supplies	(2,028)	1,376
Accounts payable and accrued expenses	22,481	6,703
Accrued interest	(1,083)	(1,729)
Accrued property taxes	(8,452)	(10,597)
Other deferred credits - TEP transmission settlement	—	(15,521)
Other	(14,834)	(17,557)
Net cash provided by operating activities	25,763	60,212

Investing activities
Purchases of plant	(110,711)	(98,150)
Changes in deferred charges	(531)	321
Proceeds from other investments	64	61
Net cash used in investing activities	(111,178)	(97,768)

Financing activities
Changes in Member advances	(1,528)	(5,799)
Payments of long-term debt	(69,881)	(100,393)
Proceeds from issuance of debt	60,000	—
Increase in short-term borrowings, net	76,633	120,305
Retirement of patronage capital	(4,852)	(3,023)
Equity distribution to noncontrolling interest	(2,858)	—
Other	(1,545)	82
Net cash provided by financing activities	55,969	11,172

Net decrease in cash, cash equivalents and restricted cash and investments	(29,446)	(26,384)
Cash, cash equivalents and restricted cash and investments – beginning	150,965	167,890
Cash, cash equivalents and restricted cash and investments – ending	$121,519	$141,506

Supplemental cash flow information:
Cash paid for interest	$81,075	$80,729
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(795)	$(2,776)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Our share in each jointly owned facility is as follows as of June 30, 2018 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$397,697	$242,036	$4,134
MBPP - Laramie River Station	24.13%	413,318	295,459	36,877
Total		$811,015	$537,495	$41,011

Reclassifications

Certain reclassifications have been made to our prior year financial statements to conform to the 2018 presentation.

Accounting Pronouncements-Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) 840, Leases. Under Topic 842, a lessee is required to recognize lease assets (right-of-use assets) and lease liabilities on the balance sheet for most leases and provide enhanced qualitative and quantitative disclosures. The right-of-use asset represents a lessee’s right to use (control the use of) the underlying asset for the lease term. The lease liability represents a lessee’s obligation to make lease payments. The right-of-use asset and the lease liability are initially measured at the present value of the lease payments over the lease term. For finance leases, the lessee subsequently recognizes interest expense and amortization of the right-of-use asset, similar to accounting for capital leases under Topic 840. For operating leases, the lessee subsequently recognizes straight-line lease expense over the life of the lease, similar to accounting for operating leases under Topic 840. Lessor accounting remains substantially the same as that applied under Topic 840. Topic 842 includes an accounting policy election by class of underlying asset to exclude short-term leases. A short-term lease is defined as a lease that, at commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This amendment is required to be applied using a modified retrospective transition method with the option to elect a package of practical expedients which includes not being required to reassess expired or existing contracts that were assessed under Topic 840, the lease classification for any expired or existing leases that were assessed under Topic 840, and accounting for the initial direct costs for any existing leases. We are currently evaluating the impact of Topic 842 on our consolidated financial statements. We have established a lease project working group and have selected a lease software solution. We are identifying and reviewing our leases, performing a completeness assessment of the lease population, and analyzing the Topic 842 practical expedients. We plan to adopt ASU 2016-02 beginning in the first quarter of 2019 and anticipate that the adoption of the amendment may have a significant impact on our consolidated statements of financial position as applicable leases will be recognized as right-of-use assets and lease obligations.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  This amendment provides entities with an additional (and optional) transition method to adopt Topic 842. Under this new transition method, an entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts Topic 842 will continue to be in accordance with current GAAP (Topic 840, Leases). This amendment also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if certain conditions are met. Both the optional transition method and lessor practical expedient are effective upon the same adoption date of Topic 842. We are currently evaluating the impact of ASU 2018-11 on our consolidated financial statements.

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

Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Regulatory assets
Deferred income tax expense (1)	$17,205	$17,205
Deferred prepaid lease expense – Craig Unit 3 Lease (2)	—	3,237
Deferred prepaid lease expense – Springerville Unit 3 Lease (3)	87,151	88,296
Goodwill – J.M. Shafer (4)	53,419	54,843
Goodwill – Colowyo Coal (5)	38,744	39,261
Deferred debt prepayment transaction costs (6)	153,873	158,187
Deferred Holcomb expansion impairment loss (7)	93,494	93,494
Total regulatory assets	443,886	454,523

Regulatory liabilities
Interest rate swap - unrealized gain (8)	9,888	4,311
Interest rate swap - realized gain (9)	4,450	4,614
Deferred revenues (10)	30,327	30,327
Membership withdrawal (11)	42,572	42,572
Total regulatory liabilities	87,237	81,824
Net regulatory asset	$356,649	$372,699

(1)

A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues.

(2)

Represents deferral of the loss on acquisition related to the Craig Generating Station Unit 3 prepaid lease expense upon acquisitions of equity interests in 2002 and 2006. The regulatory asset for the deferred prepaid lease expense was amortized to depreciation, amortization and depletion expense in the amount of $6.5 million annually through December 31, 2017, and $3.2 million for the six month period ending June 30, 2018, and recovered from our Members in rates.

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

(6)

Represents transaction costs that we incurred related to the prepayment of our long-term debt in 2014. These costs are being amortized to depreciation, amortization and depletion expense in the amount of $8.6 million annually over the 21-year period ending in 2035 and recovered from our Members in rates.

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

Investments in other associations are as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Basin Electric Power Cooperative	$101,820	$101,820
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,232	11,232
National Rural Utilities Cooperative Finance Corporation - capital term certificates	16,021	16,085
CoBank, ACB	9,062	8,174
Western Fuels Association, Inc.	2,326	2,346
Other	4,170	3,951
Investments in other associations	$144,631	$143,608

Patronage capital represents retained margins in a cooperative which is the equity in that cooperative. Therefore, the investments in the patronage capital of other cooperatives and other required investments in the organizations meet the definition of an equity security, as defined by the accounting requirements related to investments in equity securities. However, these investments don’t have readily determinable fair values (defined as observable price changes of identical or similar investments, such as in an organized market). Therefore, we measure these investments at cost less impairment. We have evaluated our investments in the patronage capital of other cooperatives and other required investments in the organizations for indicators of impairment. There were no impairments of these investments recognized as of June 30, 2018 and December 31, 2017.

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

Investments in and advances to coal mines are as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Investment in Trapper Mine	$15,264	$14,998
Advances to Dry Fork Mine	3,075	3,276
Investments in and advances to coal mines	$18,339	$18,274

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$112,034	$143,694
Restricted cash and investments - current	3,480	1,292
Restricted cash and investments - noncurrent	6,005	5,979
Cash, cash equivalents and restricted cash and investments	$121,519	$150,965

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract Assets

A contract asset represents an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). We have no contract assets as of June 30, 2018.

Accounts Receivable

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.

Contract liabilities (unearned revenue)

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2018, we recognized $0.4 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable - Members	$117,131	$102,035

Other accounts receivable - trade:
Non-member electric sales	6,509	5,493
Coal sales	—	1,446
Other	13,893	6,634
Total other accounts receivable - trade	20,402	13,573
Other accounts receivable - nontrade	20,550	2,461
Total other accounts receivable	$40,952	$16,034

Contract liabilities (unearned revenue)	$8,338	$7,567

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

During 2016, we entered into two forward starting interest rate swaps to hedge a portion of our future long-term debt interest rate exposure. One of these interest rate swaps was settled in October 2017. The realized gain of $4.6 million related to the settlement of this interest rate swap was deferred as a regulatory liability in accordance with the accounting requirements related to regulated operations. This realized gain is being amortized to interest expense over the 12-year term of the associated private placement debt issuance. The unrealized gain of $9.9 and $4.3 million as of June 30, 2018 and December 31, 2017, respectively, on the remaining interest rate swap was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation.

Other deferred charges are as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Preliminary surveys and investigations	$19,887	$19,737
Advances to operating agents of jointly owned facilities	11,440	10,740
Interest rate swap	9,888	4,311
Other	2,312	3,704
Total other deferred charges	$43,527	$38,492

NOTE 8 – LONG-TERM DEBT

The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the aggregate amount of $37.9 million as of June 30, 2018. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million (“2018 Revolving Credit Agreement”) that expires on April 25, 2023. We had no outstanding borrowings as of June 30, 2018. As of June 30, 2018, we had $428.0 million in availability (including $278.0 million under the commercial paper back-up sublimit) under the 2018 Revolving Credit Agreement.

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

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Total debt	$3,201,538	$3,211,421
Less debt issuance costs	(21,238)	(21,720)
Less debt discounts	(10,251)	(10,360)
Plus debt premiums	18,136	18,949
Total debt adjusted for debt issuance costs, discounts and premiums	3,188,185	3,198,290
Less current maturities	(98,245)	(78,004)
Long-term debt	$3,089,940	$3,120,286

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

Commercial paper consisted of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Commercial paper outstanding, net of discounts	$221,300	$144,667
Weighted average interest rate	2.26%	1.52%

At June 30, 2018, $278 million of the commercial paper back-up sublimit remained available under the 2018 Revolving Credit Agreement. See Note 8 – Long-Term Debt.

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

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

June 30,
2018
Asset retirement obligations at beginning of period	$56,855
Liabilities incurred	1,181
Liabilities settled	(1,975)
Accretion expense	2,223
Change in cash flow estimate	(456)
Total asset retirement obligations at end of period	$57,828
Less current asset retirement obligations at end of period	(2,999)
Long-term asset retirement obligations at end of period	$54,829

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

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $32.9 million will be paid by us for these easements from 2018 through the individual easement terms ending between 2036 and 2040. The present values for the easement payments were $21.1 and $21.3 million as of June 30, 2018 and December 31, 2017, respectively, which are recorded as other deferred credits and other liabilities.

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

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30,	December 31,
	2018	2017
Transmission easements	$21,067	$21,337
Contract liabilities (unearned revenue) - noncurrent	7,258	6,673
Customer deposits	2,605	2,898
Other	21,373	22,488
Total other deferred credits and other liabilities	$52,303	$53,396

NOTE 12 – EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at June 30, 2018, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles.

The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

June 30,
2018
Postretirement medical benefit obligation at beginning of period	$8,455
Service cost	304
Interest cost	141
Benefit payments (net of contributions by participants)	(206)
Postretirement medical benefit obligation at end of period	$8,694
Postemployment medical benefit obligation at end of period	367
Total postretirement and postemployment medical obligations at end of period	$9,061

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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

June 30,
2018
Amounts included in accumulated other comprehensive income at beginning of period	$(369)
Amortization of prior service credit into other income (expense)	(39)
Amounts included in accumulated other comprehensive income at end of period	$(408)

NOTE 13 – REVENUE

Revenue from Contracts with Customers

Our revenues are derived primarily from the sale of electric power to our Members pursuant to long-term wholesale electric service contracts. Our contracts with our Members extend through 2050 for 42 Members and 2040 for the remaining Member.

Member electric sales

Revenues from electric power sales to our Members are primarily from our Class A rate schedule. Our Class A rate schedule for electric power sales to our Members consists of two billing components: an energy rate and demand rates. Our Class A rate schedule is variable and is approved by our Board. Energy and demand have the same pattern of transfer to our Members and are both measurements of the electric power provided to our Members. Therefore, the provision of electric power to our Members is one performance obligation. Prior to our Members’ requirement for electric power, we do not have a contractual right to consideration as we are not obligated to provide electric power until the Member requires each incremental unit of electric power. We transfer control of the electric power to our Members over time and our Members simultaneously receive and consume the benefits of the electric power. Progress toward completion of our performance obligation is measured using the output method, meter readings are taken at the end of each month for billing purposes, energy and demand are determined after the meter readings and Members are invoiced based on the meter reading. Payments from our Members are received in accordance with the wholesale electric service contracts terms, which is less than 30 days from the invoice date. Member electric sales revenue is recorded as Member electric sales on our consolidated statements of operations and Accounts receivable – Members on our consolidated statements of financial position.

In addition to our Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-member electric sales:	2018	2017	2018	2017
Long-term contracts	$10,530	$14,071	$22,473	$35,191
Short-term contracts	4,529	3,742	9,448	10,280
Recognition of deferred revenue	—	7,500	—	15,000
Coal sales	—	8,847	—	17,530
Other	12,371	12,482	24,671	24,655
Total non-member electric sales and other operating revenue	$27,430	$46,642	$56,592	$102,656

Non-member electric sales

Revenues from electric power sales to non-members are primarily from two long-term contracts and short-term market sales. We recognized $7.5 million and $15 million for the three months ended June 30.2017 and six months ended June 30, 2017, respectively, of deferred revenue as directed by our Board, which has budgetary and rate-setting authority. See Note 2 – Accounting for Rate Regulation.

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

Coal Sales

Coal sales revenue resulted from the sale of a portion of the coal from the Colowyo Mine pursuant to a contract that expired in December 2017. We had an obligation to deliver coal and our progress of our completion toward our performance obligation was measured using the output method. Our performance obligation was completed as coal was loaded. Coal sales revenue of $8.8 million and $17.5 million for the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively, was included in other operating revenue on our consolidated statements of operations.

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

NOTE 14 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, the income tax expense (benefit) on our consolidated statements of operations includes only the current provision. Our consolidated statements of operations included an income tax benefit of $0.3 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively. These income tax benefits are due to an alternative minimum tax credit refund.

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

	As of June 30, 2018		As of December 31, 2017
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$837	$967	$1,007	$1,166

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $83.1 million as of June 30, 2018 and $109.4 million as of December 31, 2017.

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

	As of June 30, 2018		As of December 31, 2017
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,201,538	$3,405,182	$3,211,421	$3,600,650

Interest Rate Swaps

We entered into two forward starting interest rate swaps in 2016 to hedge a portion of our future long-term debt interest rate expense. See Note 8 – Long-Term Debt. These interest rate swaps are derivative instruments in accordance with ASC 815, Derivatives and Hedging, and are recorded at fair value on a recurring basis. The estimated fair value of these interest rate swaps utilizes observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and are included in other deferred charges on our consolidated statements of financial position. On October 12, 2017, we settled one of the interest rate swaps, which resulted in a realized gain of $4.6 million. In accordance with regulatory accounting, the settled interest rate swap gain was deferred and is being amortized to interest expense over the 12‑year term of the First Mortgage Obligations, Series 2017A. See Note 2 – Accounting for Rate Regulation.  At June 30, 2018, the fair value of our remaining interest rate swap was an unrealized gain of $9.9 million, which was deferred in accordance with our regulatory accounting.

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

Our consolidated statements of financial position include the Springerville Partnership’s net electric plant of $803.6 million and $812.7 million at June 30, 2018 and December 31, 2017, respectively, the long-term debt of $416.8 million (including debt premiums) and $431.3 million (including debt premiums) at June 30, 2018 and December 31, 2017, respectively, accrued interest associated with the long-term debt of $12.1 million and $12.4 million at June 30, 2018 and December 31, 2017, respectively, and the 49 percent noncontrolling equity interest in the Springerville Partnership of $110.1 million and $111.3 million at June 30, 2018 and December 31, 2017, respectively.

Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $4.5 million for the three months ended June 30, 2018 and $5.2 million for the comparable period in 2017. Our consolidated statements of operations also include interest expense of $7.2 million for the three months ended June 30, 2018 and $7.1 million for the comparable period in 2017. Our consolidated statements of operations include the Springerville Partnership’s depreciation and amortization expense of $9.1 million for the six months ended June 30, 2018 and $10.5 million for the comparable period in 2017.  Our consolidated statements of operations also include interest expense of $14.5 million for the six months ended June 30, 2018 and $14.3 million for the comparable period in 2017.  The net income or loss attributable to the 49 percent noncontrolling equity interest in the Springerville Partnership is reflected on our consolidated statements of operations. The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages.

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.3 million at June 30, 2018 and December 31, 2017 and is included in investments in other associations.

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

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $15.3 million at June 30, 2018 and $15.0 million at December 31, 2017.

NOTE 17 – LEGAL

Other than as disclosed below, there are no new material litigation or proceedings pending or threatened against us or any material developments in any material existing pending litigation or proceedings.

In June 2011, a wildfire in New Mexico, known as the Las Conchas Fire, burned for five weeks in northern New Mexico. Six plaintiff groups, composed of property owners in the area of the Las Conchas Fire, filed separate lawsuits against our Member, Jemez Mountains Electric Cooperative, Inc. (“JMEC”) in the Thirteenth District Court, Sandoval County in the State of New Mexico. Plaintiffs alleged that the fire ignited when a tree growing outside JMEC’s right-of-way fell onto a distribution line owned by JMEC as a result of high winds. On January 7, 2014, the district court allowed all parties and related parties to amend their complaints to include the addition of us as a party defendant. After JMEC settled with one plaintiff group, the remaining cases were Elizabeth Ora Cox, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Norman Armijo, et al., v. Jemez Mountains Electric Cooperative, Inc., et al.; Esequiel Espinoza, et al. v. Allstate Property & Casualty, et al.; Jemez Pueblo v. Jemez Mountains Electric Cooperative, Inc., et al.; and Pueblo de Cochiti., et al. v. Jemez Mountains Electric Cooperative, Inc., et al. The allegations in each case were similar.  Plaintiffs alleged that we owed them independent duties to inspect and maintain the right‑of‑way for JMEC’s distribution line and that we were also jointly liable for any negligence by JMEC under joint venture and joint enterprise theories. A jury trial commenced on September 28, 2015 on the liability aspect of this matter. On October 28, 2015, the jury affirmed our position that we and JMEC did not operate as a joint venture or joint enterprise. The jury did find we owed the plaintiffs an independent duty and allocated comparative negligence with JMEC 75 percent negligent, us 20 percent negligent, and the United States Forest Service 5 percent negligent. On September 12 and 25, 2017, we filed notices to appeal to the New Mexico Court of Appeals the determination of our liability for this matter. The plaintiffs have filed cross-appeals on their joint venture and joint enterprise claims. In June and July 2018, we reached separate confidential settlements with all plaintiff groups, which amounts were covered by our liability insurance.  We have filed with the district court stipulated papers to dismiss this matter.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We are organized for the purpose of providing electricity to our 43 member distribution systems, or Members, that serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long‑term contracts and short‑term sale arrangements. Our Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and suburban communities, as well as large and small businesses and industries. As of June 30, 2018, our Members served approximately 615,000 retail electric meters over a 200,000 square-mile area. We sold 8.4 million megawatt hours, or MWhs, for the six months ended June 30, 2018, of which 92.6 percent was to Members. Total revenue from electric sales was $621.4 million for the six months ended June 30, 2018, of which 94.9 percent was from Member sales.

We have entered into substantially similar wholesale electric service contracts with each Member extending through 2050 for 42 Members (which constitute approximately 96.8 percent of our revenue from Member sales for the six months ended June 30, 2018) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association). These contracts are subject to automatic extension thereafter until either party provides at least a two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of June 30, 2018, 21 Members have enrolled in this program with capacity totaling approximately 126 megawatts of which 105 megawatts are in operation.

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

Critical Accounting Policies

As of June 30, 2018, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

Our Board Policy for Financial Goals and Capital Credits, approved and subject to change by our Board of Directors, or Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. Pursuant to the policy, we target rates payable by our Members to produce financial results in excess of the requirements under our indenture, dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of June 30, 2018, patronage capital equity was $1.021 billion. To date, we have retired approximately $355.5 million of patronage capital to our Members.

Rates and Regulation

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers.  Revenues from electric power sales to our Members are primarily from our Class A wholesale rate schedule. In 2017 and 2018, our Class A rate schedule (A‑40) for electric power sales to our Members consists of two billing components: an energy rate and demand rates. Member rates for energy and demand are set by our Board, consistent with adequate electrical reliability and sound fiscal policy. The energy rate is billed based upon a price per kilowatt hour of physical electricity delivered to our Members without incorporating an on‑peak and off‑peak period. The two demand rates (a generation demand and a transmission/delivery demand) are billed on the Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.

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

Master Indenture

As of June 30, 2018, we had approximately $2.8 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Operating Revenues

Member electric sales increased 70,611 MWhs, or 1.8 percent, to 3,905,100 MWhs for the three months ended June 30, 2018 compared to 3,834,489 MWhs for the same period in 2017. Member electric sales revenue increased $7.8 million, or 2.7 percent, to $300.1 million for the three months ended June 30, 2018 compared to $292.3 million for the same period in 2017. The increase in Member electric sales revenue was principally due to the increase in MWhs sold, in part due to relatively higher summer temperatures resulting in increased electricity usage by our Members’ customers.

Non-member electric sales decreased 84,226 MWhs, or 23.5 percent, to 273,635 MWhs for the three months ended June 30, 2018 compared to 357,861 MWhs for the same period in 2017. Non-member electric sales revenue decreased $10.2 million, or 40.5 percent, to $15.1 million for the three months ended June 30, 2018 compared to $25.3 million for the same period in 2017. The decrease in MWhs sold and non-member electric sales revenue was primarily due to the expiration of a long-term power sales arrangement in December 2017. The decrease in non-member electric sales revenue was also due to the income recognition of $7.5 million of previously deferred non-member electric sales revenue for the three months ended June 30, 2017. This recognition in 2017 was approved by our Board in accordance with its budgetary and rate-setting authority.

Other operating revenue consists primarily of wheeling, transmission and lease revenues, coal sales and revenue from supplying steam and water to a paper manufacturer located adjacent to the Escalante Station. Wheeling revenue is received when we charge other energy companies for transmitting electricity over our transmission lines. Transmission revenue is from our membership in the Southwest Power Pool, a regional transmission organization. The lease revenue is primarily from a certain power sales arrangement that is required to be accounted for as an operating lease since the arrangement is in substance a lease because it conveys the right to use power generating equipment for a stated period of time. Coal sales revenue results from the sale of a portion of the coal from the Colowyo Mine to the other joint owners in the Yampa Project. Other operating revenue decreased $8.9 million, or 42.0 percent, to $12.4 million for the three months ended June 30, 2018 compared to $21.3 million for the same period in 2017. The decrease in other operating revenue was primarily due to a contract that ended in December 2017 to sell coal from the Colowyo Mine to the other joint owners in the Yampa Project.

Operating Expenses

Fuel expense includes coal, natural gas, and other fuel consumed at the generating stations. Fuel expense decreased $10.2 million, or 17.4 percent, to $48.3 million for the three months ended June 30, 2018 compared to $58.5 million for the same period in 2017. The decrease in fuel expense was primarily due to lower coal costs and decreased generation at the Craig Generating Station Unit 3 and Springerville Generating Station Unit 3 as a result of unplanned outages. Craig Generating Station Unit 3 returned to service in June 2018 after an unplanned outage in December 2017. In addition, Nucla Generating Station has had limited generation due to planned outages during 2018 resulting in lower coal costs.

Coal mining expense includes the Colowyo Mine operating expenses related to the portion of the coal from the Colowyo Mine that was being sold to other joint owners in the Yampa Project. Coal mining expense decreased $9.6 million, or 100 percent, to $0 for the three months ended June 30, 2018 compared to $9.6 million for the same period in 2017. The decrease was due to a contract that ended in December 2017 to sell coal from the Colowyo Mine to the other joint owners in the Yampa Project.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Operating Revenues

Member electric sales increased 202,745 MWhs, or 2.7 percent, to 7,818,134 MWhs for the six months ended June 30, 2018 compared to 7,615,389 MWhs for the same period in 2017. Member electric sales revenue increased $14.7 million, or 2.6 percent, to $589.4 million for the six months ended June 30, 2018 compared to $574.7 million for the same period in 2017. The increase in Member electric sales revenue was due to the increase in MWhs sold.

Non-member electric sales decreased 341,244 MWhs, or 35.3 percent, to 626,814 MWhs for the six months ended June 30, 2018 compared to 968,058 MWhs for the same period in 2017. Non-member electric sales revenue decreased $28.6 million, or 47.2 percent, to $31.9 million for the six months ended June 30, 2018 compared to $60.5 million for the same period in 2017. The decrease in MWhs sold and non-member electric sales revenue was primarily due to the expiration of long-term power sales arrangements in March and December 2017 and a decrease in short‑term sales. The decrease in non-member electric sales revenue was also due to the income recognition of $15.0 million of previously deferred non-member electric sales revenue for the six months ended June 30, 2017. This recognition in 2017 was approved by our Board in accordance with its budgetary and rate-setting authority.

Other operating revenue decreased $17.5 million, or 41.5 percent, to $24.7 million for the six months ended June 30, 2018 compared to $42.2 million for the same period in 2017. The decrease in other operating revenue was primarily due to a contract that ended in December 2017 to sell coal from the Colowyo Mine to the other joint owners in the Yampa Project.

Operating Expenses

Purchased power increased 618,643 MWhs, or 17.7 percent, to 4,115,393 MWhs for the six months ended June 30, 2018 compared to 3,496,750 MWhs for the same period in 2017. Purchased power expense increased $6.2 million, or 3.9 percent, to $165.0 million for the six months ended June 30, 2018 compared to $158.8 million for the same period in 2017. The increase in MWhs and purchased power expense was primarily due to higher renewable energy purchases and higher short-term market purchases due to the unplanned outage of Craig Generating Station Unit 3 during the first five months of the period.  In addition, Springerville Generating Station Unit 3 experienced unplanned outages during the second quarter which resulted in higher short-term market purchases.  Additionally, we experienced greater member loads as a result of weather conditions during the period.

Fuel expense decreased $19.1 million, or 16.0 percent, to $100.2 million for the six months ended June 30, 2018 compared to $119.3 million for the same period in 2017. The decrease in fuel expense was primarily due to lower coal costs and decreased generation at the Craig Generating Station Unit 3 and Springerville Generating Station Unit 3 as a result of unplanned outages. In addition, Nucla Generating Station has had limited generation due to planned outages during 2018 resulting in lower coal costs.

Coal mining expense decreased $17.8 million, or 100 percent, to $0 for the six months ended June 30, 2018 compared to $17.8 million for the same period in 2017. The decrease was due to a contract that ended in December 2017 to sell coal from the Colowyo Mine to the other joint owners in the Yampa Project.

Financial condition as of June 30, 2018 compared to December 31, 2017

Assets

Other plant consists of mine assets and non-utility assets (which consist of piping and equipment specifically related to providing steam and water from the Escalante Generating Station to a third party for the use in the production of paper). Other plant increased $33.4 million, or 11.8 percent, to $316.9 million as of June 30, 2018 compared to $283.5 million as of December 31, 2017. The increase was primarily due to capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

Deposits and advances increased $12.1 million, or 43.6 percent, to $40.0 million as of June 30, 2018 compared to $27.9 million as of December 31, 2017. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

Accounts receivable – Members increased $15.1 million, or 14.8 percent, to $117.1 million as of June 30, 2018 compared to $102.0 million as of December 31, 2017. The increase was due to higher Member electric sales revenue in June 2018 compared to December 2017.

Other accounts receivable increased $25.0 million, or 155.4 percent, to $41.0 million as of June 30, 2018 compared to $16.0 million as of December 31, 2017. The increase was primarily due to the recording of probable insurance recoveries related to the settlement of the Las Conchas Fire legal matter and Craig Generating Station unplanned outage expenditures. Subsequent to June 2018, we received a portion of the insurance proceeds in the amount of $16.8 million.

Coal inventory increased $31.5 million, or 67.2 percent, to $78.3 million as of June 30, 2018 compared to $46.8 million as of December 31, 2017. The increase was primarily due to higher inventory at the Craig Generating Station as a result of an unplanned outage.

Equity and Liabilities

Patronage capital equity increased $12.5 million to $1.015 billion as of June 30, 2018 compared to $1.003 billion as of December 31, 2017. The increase was due to a margin attributable to us of $12.5 million for the six months ended June 30, 2018.

Long-term debt decreased $30.3 million to $3.090 billion as of June 30, 2018 compared to $3.120 billion as of December 31, 2017, and current maturities of long-term debt increased $20.2 million, or 25.9 percent, to $98.2 million as of June 30, 2018 compared to $78.0 million as of December 31, 2017. The net decrease of $10.1 million was primarily due to debt payments of $69.9 million (primarily $49.1 million for the First Mortgage Obligations, Series 2009, and $13.7 million for the Springerville certificates) partially offset by debt proceeds of $60.0 million from the First Mortgage Obligations, Series 2017A, Tranche 2 which were issued in April 2018.

Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. Short-term borrowings increased $76.6 million, or 53.0 percent, to $221.3 million as of June 30, 2018 compared to $144.7 million as of December 31, 2017. The increase was due to additional commercial paper issued between January 1, 2018 and June 30, 2018 to fund capital expenditures and working capital requirements.

Liquidity

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of debt. As of June 30, 2018, we had $112.0 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2018 is as follows (dollars in thousands):

			Available
	Authorized		June 30,
	Amount		2018
2018 Revolving Credit Agreement	$650,000	(1)	$428,000	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)	The portion of this facility that was unavailable at June 30, 2018 was $222 million which was dedicated to support outstanding commercial paper.

On April 25, 2018, our prior revolving credit facility, known as the 2011 Revolving Credit Agreement, was terminated and replaced by a new secured revolving credit facility, or the 2018 Revolving Credit Agreement, with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million. The 2018 Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $278 million of the commercial paper back-up sublimit remained available as of June 30, 2018. As of June 30, 2018, we had $428.0 million of availability under the 2018 Revolving Credit Agreement.

The 2018 Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the 2018 Revolving Credit Agreement bear interest either at an adjusted LIBOR rate or an alternate base rate, at our option.  The adjusted LIBOR rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. We had no outstanding borrowings at June 30, 2018.

The 2018 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our revolving credit facility, which was $500 million at June 30, 2018, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $222 million of commercial paper outstanding (prior to netting discounts) at June 30, 2018.

We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the 2018 Revolving Credit Agreement.

Cash Flow

Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.

Six months ended June 30, 2018 compared to Six months ended June 30, 2017

Operating activities.  Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2018 compared to $60.2 million for the same period in 2017, a decrease of $34.4 million. The decrease in cash provided by operating activities was primarily due to an increase in coal inventory of $31.5 million (due to higher inventory at the Craig Generating Station resulting from an unplanned outage).

Investing activities.  Net cash used in investing activities was $111.2 million for the six months ended June 30, 2018 compared to $97.8 million for the same period in 2017, an increase of $13.4 million. The increase was primarily due to higher capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

Financing activities.  Net cash provided in financing activities was $56.0 million for the six months ended June 30, 2018 compared to $11.2 million for the same period in 2017, an increase in cash provided in financing activities of $44.8 million. The increase was primarily due to debt proceeds of $60.0 million from the First Mortgage Obligations, Series 2017A, Tranche 2 which were issued in April 2018 and lower principal payments of long-term debt for the six months ended June 30, 2018 compared to the same period in 2017. These increases were partially offset by lower commercial paper issuances for the six months ended June 30, 2018 compared to the same period in 2017.

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

Capital projects include several transmission projects to improve reliability and load-serving capability throughout our service area and development of the Collom mining pit at the Colowyo Mine. On June 22, 2018, we received the construction air permit for the Collom mining pit at the Colowyo Mine from the Colorado Department of Public Health and Environment. We forecast the first coal production from the Collom mining pit to occur in 2019.

Contractual Commitments

Indebtedness.  As of June 30, 2018, we had approximately $2.8 billion of debt outstanding secured on a parity basis under our Master Indenture. As of June 30, 2018, our debt secured by the lien of the Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of one unsecured note), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, Series 2016A Bonds, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the 2018 Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture. As of June 30, 2018, we have one unsecured note totaling $37.9 million and the Springerville certificates totaling $405.0 million. The Springerville certificates are secured only by a mortgage and lien on Springerville Generating Station Unit 3 and the Springerville lease.

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

Regional Haze.  On September 1, 2016, we announced that the owners of Craig Generating Station Unit 1 reached an agreement with the Colorado Department of Public Health and Environment, the Environmental Protection Agency, or the EPA, WildEarth Guardians and the National Parks Conservation Association to revise Colorado’s state implementation plan, or SIP. Under the revision to the SIP, the owners of Craig Generating Station Unit 1 intend to retire Craig Generating Station Unit 1 by December 31, 2025. No installation of selective catalytic reduction will be required prior to its retirement in order to meet a nitrogen oxide emission rate limit for Craig Generating Station Unit 1. As part of the above mentioned agreement on revisions to the SIP, we intend to retire the Nucla Generating Station by December 31, 2022. Several procedural steps were required to implement the terms of the agreement, including approval by the Colorado Air Quality Control Commission, the state legislature and the EPA. A rulemaking hearing regarding the SIP and the agreement occurred with the Colorado Air Quality Control Commission in December 2016. The Colorado Air Quality Control Commission approved the SIP and submitted it to the state legislature for approval. The state legislature approved the SIP and it was submitted to the EPA for approval. The EPA’s final rule approving the SIP was published on July 5, 2018, making it effective August 6, 2018.

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

Our 2018 Revolving Credit Agreement includes a pricing grid related to the LIBOR spread, commitment fee and letter of credit fees due under the facility. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would be significant or have a material adverse effect on our financial condition or our future results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as disclosed below, there have been no material changes from the legal proceedings disclosed in “Item 3 – LEGAL PROCEEDINGS” in our annual report on Form 10-K for the year ended December 31, 2017.

Las Conchas Fire.  In June 2011, a wildfire in New Mexico, known as the Las Conchas Fire, burned for five weeks in northern New Mexico. Six plaintiff groups, composed of property owners in the area of the Las Conchas Fire, filed separate lawsuits against our Member, Jemez Mountains Electric Cooperative, Inc., or JMEC, in the Thirteenth District Court, Sandoval County in the State of New Mexico. Plaintiffs alleged that the fire ignited when a tree growing outside JMEC’s right of way fell onto a distribution line owned by JMEC as a result of high winds. On January 7, 2014, the district court allowed all parties and related parties to amend their complaints to include the addition of us as a party defendant. After JMEC settled with one plaintiff group, the remaining cases were Elizabeth Ora Cox, et al., v. Jemez Mountains Electric Cooperative, Inc., et al. (second amended complaint filed January 31, 2014); Norman Armijo, et al., v. Jemez Mountains Electric Cooperative, Inc., et al. (amended complaint filed January 16, 2014); Esequiel Espinoza, et al. v. Allstate Property & Casualty, et al. (amended complaint filed April 30, 2014); Jemez Pueblo v. Jemez Mountains Electric Cooperative, Inc., et al. (filed June 10, 2013); and Pueblo de Cochiti., et al. v. Jemez Mountains Electric Cooperative, Inc., et al. (filed June 10, 2013). The allegations in each case were similar. Plaintiffs alleged that we owed them independent duties to inspect and maintain the right of way for JMEC’s distribution line and that we were also jointly liable for any negligence by JMEC under joint venture and joint enterprise theories. A jury trial commenced on September 28, 2015 on the liability aspect of this matter. On October 28, 2015, the jury affirmed our position that we and JMEC did not operate as a joint venture or joint enterprise. The jury did find we owed the plaintiffs an independent duty and allocated comparative negligence with JMEC 75 percent negligent, us 20 percent negligent, and the United States Forest Service 5 percent negligent. On September 12 and 25, 2017, we filed notices to appeal to the New Mexico Court of Appeals the determination of our liability for this matter. The plaintiffs filed cross-appeals on their joint venture and joint enterprise claims. In June and July 2018, we reached separate confidential settlements with all plaintiff groups, which amounts were covered by our liability insurance.  We have filed with the district court stipulated papers to dismiss this matter.

Item 4.  Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1**	Retention Agreement for Patrick L. Bridges, effective as of June 27, 2018, between Tri State and Patrick L. Bridges
10.2**	Retention Agreement for Bradford C. Nebergall, effective as of June 27, 2018, between Tri‑State and Bradford C. Nebergall
10.3**	Retention Agreement for Barry W. Ingold, effective as of June 27, 2018, between Tri‑State and Barry W. Ingold
10.4**	Retention Agreement for Ellen Connor, effective as of June 27, 2018, between Tri‑State and Ellen Connor
10.5**	Form of Retention Agreement, effective as of June 27, 2018, between Tri‑State and its other executive officers (other than Chief Executive Officer)
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Micheal S. McInnes (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Patrick L. Bridges (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Micheal S. McInnes (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patrick L. Bridges (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

**Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: August 10, 2018	By:	/s/ Micheal S. McInnes
Micheal S. McInnes
Chief Executive Officer

Date: August 10, 2018		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)