Form 10-Q
period 2019-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2019-05-10
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The registrant is a membership corporation and has no authorized or outstanding equity securities.

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,933,535	$5,899,128
Construction work in progress	195,435	207,732
Total electric plant	6,128,970	6,106,860
Less allowances for depreciation and amortization	(2,526,125)	(2,499,376)
Net electric plant	3,602,845	3,607,484
Other plant	395,124	384,650
Less allowances for depreciation, amortization and depletion	(112,866)	(110,939)
Net other plant	282,258	273,711
Total property, plant and equipment	3,885,103	3,881,195
Other assets and investments
Investments in other associations	162,410	161,487
Investments in and advances to coal mines	18,205	18,928
Restricted cash and investments	13,612	10,606
Intangible assets, net of accumulated amortization	1,831	3,662
Other noncurrent assets	8,988	9,022
Total other assets and investments	205,046	203,705
Current assets
Cash and cash equivalents	111,377	116,858
Restricted cash and investments	140	126
Deposits and advances	35,500	29,641
Accounts receivable—Members	99,303	107,572
Other accounts receivable	26,356	22,434
Coal inventory	42,441	55,883
Materials and supplies	97,147	93,786
Total current assets	412,264	426,300
Deferred charges
Regulatory assets	433,677	437,377
Prepayment—NRECA Retirement Security Plan	30,891	31,837
Other	55,158	46,453
Total deferred charges	519,726	515,667
Total assets	$5,022,139	$5,026,867
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,022,743	$1,015,754
Accumulated other comprehensive income (loss)	194	375
Noncontrolling interest	109,732	110,169
Total equity	1,132,669	1,126,298
Long-term debt	3,069,090	3,109,301
Total capitalization	4,201,759	4,235,599
Current liabilities
Member advances	13,322	13,988
Accounts payable	94,439	105,009
Short-term borrowings	224,208	204,145
Accrued expenses	34,592	40,285
Current asset retirement obligations	2,156	2,183
Accrued interest	48,857	32,070
Accrued property taxes	26,890	28,582
Current maturities of long-term debt	99,932	95,757
Total current liabilities	544,396	522,019
Deferred credits and other liabilities
Regulatory liabilities	133,310	137,369
Deferred income tax liability	18,098	18,098
Asset retirement obligations	65,008	54,589
Other	49,920	50,266
Total deferred credits and other liabilities	266,336	260,322
Accumulated postretirement benefit and postemployment obligations	9,648	8,927
Total equity and liabilities	$5,022,139	$5,026,867

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating revenues
Member electric sales	$298,931	$289,346
Non-member electric sales	26,730	16,862
Other	14,256	12,300
	339,917	318,508

Operating expenses
Purchased power	70,956	83,458
Fuel	85,149	51,940
Production	47,761	50,795
Transmission	39,142	40,064
General and administrative	10,813	7,728
Depreciation, amortization and depletion	38,145	40,088
Coal mining	3,596	—
Other	3,838	4,136
	299,400	278,209

Operating margins	40,517	40,299

Other income
Interest	1,415	1,203
Capital credits from cooperatives	2,997	4,055
Other, net	1,281	1,204
	5,693	6,462

Interest expense, net of amounts capitalized	38,281	38,021

Income tax benefit	(77)	(151)

Net margins including noncontrolling interest	8,006	8,891
Net income attributable to noncontrolling interest	(1,017)	(797)
Net margins attributable to the Association	$6,989	$8,094

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net margins including noncontrolling interest	$8,006	$8,891
Other comprehensive income (loss):
Reclassification of unrealized gain on securities available for sale included in net margin	—	(159)
Amortization of prior service cost (credit)	33	(20)
Unrecognized prior service cost	(214)	—
Other comprehensive income (loss)	(181)	(179)

Comprehensive income including noncontrolling interest	7,825	8,712
Net comprehensive income attributable to noncontrolling interest	(1,017)	(797)

Comprehensive income attributable to the Association	$6,808	$7,915

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Patronage capital equity at beginning of period	$1,015,754	$1,003,020

Net margins attributable to the Association	6,989	8,094
Patronage capital equity at end of period	1,022,743	1,011,114

Accumulated other comprehensive income (loss) at beginning of period	375	(210)

Reclassification adjustment for unrealized gain on securities available for sale included in net margin	—	(159)
Amortization of prior service cost (credit)	33	(20)
Unrecognized prior service cost	(214)	—
Accumulated other comprehensive income (loss) at end of period	194	(389)

Noncontrolling interest at beginning of period	110,169	111,295

Net comprehensive income attributable to noncontrolling interest	1,017	797
Equity distribution to noncontrolling interest	(1,454)	(2,858)
Noncontrolling interest at end of period	109,732	109,234
Total equity at end of period	$1,132,669	$1,119,959

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net margins including noncontrolling interest	$8,006	$8,891
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	38,145	40,088
Amortization of intangible asset	1,831	1,831
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	577	514
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(265)	(1,105)
Changes in operating assets and liabilities:
Accounts receivable	3,510	677
Coal inventory	13,442	(15,954)
Materials and supplies	(3,360)	(826)
Accounts payable and accrued expenses	1,876	(14,708)
Accrued interest	16,787	1,902
Accrued property taxes	(1,692)	(891)
Other	(26)	(7,782)
Net cash provided by operating activities	80,174	13,980

Investing activities
Purchases of plant	(45,128)	(56,999)
Changes in deferred charges	(4,220)	1,003
Proceeds from other investments	65	64
Net cash used in investing activities	(49,283)	(55,932)

Financing activities
Changes in Member advances	(4,407)	(4,230)
Payments of long-term debt	(36,264)	(17,738)
Debt issuance costs	(13)	—
Increase in short-term borrowings, net	20,063	44,668
Retirement of patronage capital	(11,101)	(4,852)
Equity distribution to noncontrolling interest	(1,454)	(2,858)
Other	(176)	(12)
Net cash provided by (used in) financing activities	(33,352)	14,978

Net decrease in cash, cash equivalents and restricted cash and investments	(2,461)	(26,974)
Cash, cash equivalents and restricted cash and investments – beginning	127,590	150,965
Cash, cash equivalents and restricted cash and investments – ending	$125,129	$123,991

Supplemental cash flow information:
Cash paid for interest	$23,604	$37,963
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(629)	$(739)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for an entire year or any other period.

Basis of Consolidation

Our consolidated financial statements include the accounts of Tri-State Generation and Transmission Association, Inc. (“Tri-State”, “we”, “our”, “us” or “the Association”), our wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 17 – Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Our share in each jointly owned facility is as follows as of March 31, 2019 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$396,432	$241,590	$590
MBPP - Laramie River Station	27.13%	427,398	297,710	56,916
Total		$823,830	$539,300	$57,506

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Under the new lease standard, enhanced qualitative and quantitative disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows from leases.

We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which permits us not to reassess under the new lease standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under the new lease standard. We also elected to adopt the optional transition method which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be presented in accordance with GAAP related to leases prior to transitioning to the new lease standard. While the new lease standard had an impact on our consolidated statements of financial position, it did not have a material impact on our consolidated statements of operations. See Note 15 – Leases.

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

Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Regulatory assets
Deferred income tax expense (1)	$18,098	$18,098
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	85,432	86,005
Goodwill – J.M. Shafer (3)	51,282	51,994
Goodwill – Colowyo Coal (4)	37,969	38,227
Deferred debt prepayment transaction costs (5)	147,402	149,559
Deferred Holcomb expansion impairment loss (6)	93,494	93,494
Total regulatory assets	433,677	437,377

Regulatory liabilities
Interest rate swap - unrealized gain (7)	4,636	8,576
Interest rate swap - realized gain (8)	4,096	4,215
Deferred revenues (9)	82,006	82,006
Membership withdrawal (10)	42,572	42,572
Total regulatory liabilities	133,310	137,369
Net regulatory asset	$300,367	$300,008

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

(3)

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

(5)

Represents transaction costs that we incurred related to the prepayment of our long-term debt in 2014. These costs are being amortized to depreciation, amortization and depletion expense in the amount of $8.6 million annually over the 21-year period ending in 2035 and recovered from our Members in rates.

(6)

Represents deferral of the impairment loss related to development costs, including costs for the option to purchase development rights for the expansion of the Holcomb Generating Station. The plan for the recovery from our Members in rates has not been determined by our Board. Once the plan for recovery is determined, the deferred impairment loss will be recognized in other operating expenses.

(7)

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

(8)

Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to Members through reduced rates when recognized in future periods.

(9)

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

Investments in other associations are as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Basin Electric Power Cooperative	$118,115	$118,115
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,704	11,704
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,953	16,018
CoBank, ACB	10,201	9,062
Western Fuels Association, Inc.	2,385	2,392
Other	4,052	4,196
Investments in other associations	$162,410	$161,487

Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the three months ended March 31, 2019 or during 2018.

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

Investments in and advances to coal mines are as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Investment in Trapper Mine	$15,482	$15,350
Advances to Dry Fork Mine	2,723	3,578
Investments in and advances to coal mines	$18,205	$18,928

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$111,377	$116,858
Restricted cash and investments - current	140	126
Restricted cash and investments - noncurrent	13,612	10,606
Cash, cash equivalents and restricted cash and investments	$125,129	$127,590

Our Board Policy for Financial Goals and Capital Credits was revised in 2018 to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. In connection with such policy, our Board has internally restricted cash in the amount of $7.6 million and $4.6 million as of March 31, 2019 and December 31, 2018, respectively, which is included in restricted cash and investments - noncurrent.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract Assets

A contract asset represents an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). We have no contract assets as of March 31, 2019 and December 31, 2018.

Accounts Receivable

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.

Contract liabilities (unearned revenue)

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2019, we recognized $0.2 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Accounts receivable - Members	$99,303	$107,572

Other accounts receivable - trade:
Non-member electric sales	6,669	6,998
Other	9,564	6,006
Total other accounts receivable - trade	16,233	13,004
Other accounts receivable - nontrade	10,123	9,430
Total other accounts receivable	$26,356	$22,434

Contract liabilities (unearned revenue)	$7,690	$7,906

On April 11, 2019, we received $6.3 million of proceeds related to the final insurance settlement of the Craig Generating Station Unit 3 unplanned outage during 2018 (this amount was included in other accounts receivable – nontrade as of March 31, 2019 and December 31, 2018).

NOTE 7 – OTHER DEFERRED CHARGES

The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31,	December 31,
	2019	2018
Preliminary surveys and investigations	$21,213	$20,660
Advances to operating agents of jointly owned facilities	17,628	13,161
Interest rate swap	4,636	8,576
Operating lease right-of-use assets	6,244	—
Other	5,437	4,056
Total other deferred charges	$55,158	$46,453

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

In 2016, we entered into a forward starting interest rate swap to hedge a portion of our future long-term debt interest rate exposure. The unrealized gain on this interest rate swap of $4.6 and $8.6 million as of March 31, 2019 and December 31, 2018, respectively, was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation.

A right-of-use asset represents a lessee’s right to use (control the use of) the underlying asset for the lease term. Right-of-use assets are included in other deferred charges and presented net of accumulated amortization. See Note 15 – Leases.

NOTE 8 – LONG-TERM DEBT

We have $3.1 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the aggregate amount of $32.6 million as of March 31, 2019. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million (“2018 Revolving Credit Agreement”) that expires on April 25, 2023. We had no outstanding borrowings as of March 31, 2019. As of March 31, 2019, we had $425.0 million in availability (including $275.0 million under the commercial paper back-up sublimit) under the 2018 Revolving Credit Agreement.

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total debt	$3,191,398	$3,227,663
Less debt issuance costs	(29,211)	(29,775)
Less debt discounts	(10,082)	(10,139)
Plus debt premiums	16,917	17,309
Total debt adjusted for debt issuance costs, discounts and premiums	3,169,022	3,205,058
Less current maturities	(99,932)	(95,757)
Long-term debt	$3,069,090	$3,109,301

On December 11, 2018, we entered into a Term Loan Agreement with CoBank, ACB under which we issued our First Mortgage Obligations, Series 2018B which consist of fixed rate borrowings in the amount of $55.2 million and variable rate borrowings in the amount of $69.8 million.  As of March 31, 2019, the full amount of the fixed rate borrowings was funded and $34.9 million of the variable rate borrowings was funded.  On April 4, 2019, we drew the remaining $34.9 million of variable rate funds.  $55.2 million of the total proceeds were used to refinance an existing term loan with CoBank, ACB and the remaining proceeds were used to delay additional paper borrowings or to repay outstanding commercial paper.

We are exposed to certain risks in the normal course of operations in providing a reliable and affordable source of wholesale electricity to our Members. These risks include interest rate risk, which represents the risk of increased operating expenses and higher rates due to increases in interest rates related to anticipated future long-term borrowings. To manage this exposure, we entered into a forward starting interest rate swap to hedge a portion of our future long‑term debt interest rate exposure. We anticipate settling the interest rate swap in conjunction with the issuance of future long-term debt.

The terms of the remaining interest rate swap contract are as follows (dollars in thousands):

	Notional	Fixed	Benchmark Interest	Effective	Maturity
	Amount	Rate (Pay)	Rate (Receive)	Date	Date
Interest rate swap	$80,000	2.304%	30 year - LIBOR	June 2019	June 2049

NOTE 9 – SHORT-TERM BORROWINGS

We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper back-up sublimit under our 2018 Revolving Credit Agreement, which is the lesser of $500 million or the amount available under our 2018 Revolving Credit Agreement. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary, but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on our consolidated statements of financial position.

Commercial paper consisted of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Commercial paper outstanding, net of discounts	$224,208	$204,145
Weighted average interest rate	2.69%	2.65%

At March 31, 2019, $275.0 million of the commercial paper back-up sublimit remained available under the 2018 Revolving Credit Agreement. See Note 8 – Long-Term Debt.

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

We account for current obligations associated with the future retirement of tangible long‑lived assets in accordance with the accounting guidance relating to asset retirement and environmental obligations. This guidance requires that legal obligations associated with the retirement of long‑lived assets be recognized at fair value at the time the liability is incurred and capitalized as part of the related long‑lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense and the capitalized cost of the long‑lived asset is depreciated over the estimated useful life of that asset. In the absence of quoted market prices, we determine fair value by using present value techniques in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk‑free rate and market risk premium. Upon settlement of an asset retirement obligation, we will apply payment against the estimated liability and incur a gain or loss if the actual retirement costs differ from the estimated recorded liability.

Coal mines: We have asset retirement obligations for the final reclamation costs and post‑reclamation monitoring related to the Colowyo Mine, the New Horizon Mine, and the Fort Union Mine. The New Horizon Mine started final reclamation in June 2017.

Generation: We, including through our undivided interest in jointly owned facilities, have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

Three Months Ended
March 31,
2019
Asset retirement obligations at beginning of period	$56,772
Liabilities incurred	9,900
Liabilities settled	(146)
Accretion expense	638
Change in cash flow estimate	—
Total asset retirement obligations at end of period	$67,164
Less current asset retirement obligations at end of period	(2,156)
Long-term asset retirement obligations at end of period	$65,008

The additional asset retirement obligation liability of $9.9 million was due to anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use, including construction of a pond, as necessary for final mine reclamation.

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

The asset retirement obligations are determined in accordance with the accounting guidance and are different than the amount of any guarantees, or self-bonds for, reclamation obligations that are based upon state requirements.

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31,	December 31,
	2019	2018
Transmission easements	$20,772	$20,966
Operating lease liabilities - noncurrent	1,823	—
Contract liabilities (unearned revenue) - noncurrent	4,498	4,592
Customer deposits	2,597	2,458
Other	20,230	22,250
Total other deferred credits and other liabilities	$49,920	$50,266

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $31.9 million will be paid by us for these easements from 2019 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $20.8 and $21.0 million as of March 31, 2019 and December 31, 2018, respectively, which are recorded as other deferred credits and other liabilities.

A lease liability represents a lessee’s obligation to make lease payments over the lease term. The long-term portion of our lease liabilities are included in other deferred credits and other liabilities and the current portion of our lease liabilities are included in current liabilities. See Note 15 – Leases.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at March 31, 2019, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles.

The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

March 31,
2019
Postretirement medical benefit obligation at beginning of period	$8,556
Service cost	169
Interest cost	72
Benefit payments (net of contributions by participants)	(132)
Postretirement medical benefit obligation at end of period	$8,665
Postemployment medical benefit obligation at end of period	371
Total postretirement and postemployment medical obligations at end of period	$9,036

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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

March 31,
2019
Amounts included in accumulated other comprehensive income at beginning of period	$375
Amortization of prior service credit into other income	(20)
Amounts included in accumulated other comprehensive income at end of period	$355

Defined Benefit Plans

We participate in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees. Eligible employees include the Chief Executive Officer and any other employees that become eligible. All our executive employees currently participate in one of the following pension restoration plans: the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the defined benefit plan. As of March 31, 2019, the executive benefit restoration obligation included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position was $0.6 million.

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

In addition to our Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Non-member electric sales:
Long-term contracts	$11,682	$11,943
Short-term contracts	15,048	4,919
Other	14,256	12,300
Total non-member electric sales and other operating revenue	$40,986	$29,162

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

Other operating revenue

Other operating revenue consists primarily of the following revenue streams: wheeling, transmission, supplying steam and water, leasing, and coal sales. Wheeling revenue is received when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice was issued). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Steam and water revenue is derived from supplying steam and water to a paper manufacturer located adjacent to the Escalante Generating Station (payments from the customer are received in accordance with the contract terms which is less than 15 days from the invoice date). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Lease revenue is primarily from a certain power sales arrangement that is required to be accounted for as an operating lease since the arrangement conveys the right to use power generating equipment for a stated period of time.  Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and our progress of our completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.

NOTE 14 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, any income tax expense or benefit on our consolidated statements of operations includes only the current provision. Our consolidated statements of operations included an income tax benefit of $0.1 million for the three months ended March 31, 2019 and $0.2 million for the comparable period in 2018. These income tax benefits are due to an alternative minimum tax credit refund.

NOTE 15 – LEASES

Leasing Arrangements As Lessee

We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Right-of-use assets are included in other deferred charges, the current portion of lease liabilities are included in current liabilities and the long-term portion of lease liabilities are included in other deferred credits and other liabilities on our consolidated statements of financial position.

We have elected to apply the short-term lease exception for contracts that have a lease term of twelve months or less and do not include an option to purchase the underlying asset. Therefore, we do not recognize a right-of-use asset or lease liability for such contracts. We recognize short-term lease payments as expense on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are recognized as expense.

We have lease agreements as lessee for the right to use power generating equipment at the Brush Generating Station and for the use of various facilities and operational assets. Under the power purchase arrangement at the Brush Generating Station, we are required to account for the arrangement as an operating lease since it conveys to us the right to direct the use of 70 megawatts at the Brush Generating Station for a 10-year term ending December 31, 2019 and whereby we provide our own natural gas for generation of electricity. We do not anticipate renewing this power purchase arrangement.

Rent expense for all short-term and long-term operating leases was $1.8 million for the three months ended March 31, 2019 and $2.0 million for the comparable period in 2018. Rent expense is included in operating expenses on our consolidated statements of operations. As of March 31, 2019, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

March 31,
2019
Operating leases
Operating lease right-of-use assets	$7,564
Less: Accumulated amortization	(1,320)
Net operating lease right-of-use assets	$6,244

Operating lease liabilities - current	$4,970
Operating lease liabilities - noncurrent	1,823
Total operating lease liabilities	$6,793

Operating leases
Weighted average remaining lease term (years)	3.34
Weighted average discount rate	6.91%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

2019	$5,199
2020	459
2021	360
2022	229
2023	172
Thereafter	985
Total lease payments	$7,404
Less imputed interest	(611)
Total	$6,793

Leasing Arrangements As Lessor

We have lease agreements as lessor for power generating equipment at the J.M. Shafer Generating Station and for certain operational assets. Under the power sales arrangement at the J.M. Shafer Generating Station, we are required to account for the arrangement as an operating lease since it conveys to a third party the right to direct the use of 122 megawatts of the 272 megawatt generating capability of the J.M. Shafer Generating Station through June 30, 2019 whereby the third party provides its own natural gas for generation of electricity. The revenue from these lease agreements of $4.3 and $4.6 million for the three months ended March 31, 2019 and 2018, respectively, are included in other operating revenue on our consolidated statements of operations.

NOTE 16 – FAIR VALUE

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

	As of March 31, 2019		As of December 31, 2018
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$571	$537	$818	$712

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $102.3 million as of March 31, 2019 and $107.2 million as of December 31, 2018.

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

	As of March 31, 2019		As of December 31, 2018
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,191,398	$3,480,702	$3,227,663	$3,421,753

Interest Rate Swaps

In 2016, we entered into a forward starting interest rate swap to hedge a portion of our future long-term debt interest rate expense. See Note 8 – Long-Term Debt. This interest rate swap is a derivative instrument in accordance with ASC 815, Derivatives and Hedging, and is recorded at fair value on a recurring basis. The estimated fair value of this interest rate swap utilizes observable inputs based on market data obtained from independent sources and is therefore considered a

Level 2 input (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and is included in other deferred charges on our consolidated statements of financial position. At March 31, 2019, the fair value of the interest rate swap was an unrealized gain of $4.6 million, which was deferred in accordance with our regulatory accounting.

NOTE 17 – VARIABLE INTEREST ENTITIES

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

Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Net electric plant	$790,014	$794,549
Noncontrolling interest	$109,732	$110,169
Long-term debt	$381,914	$416,057
Accrued interest	$4,420	$12,056

Our consolidated statements of operations include the following Springerville Partnership expenses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	March 31,	March 31,
	2019	2018
Depreciation, amortization and depletion	$4,534	$4,534
Interest	$6,831	$7,302

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

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.4 million at March 31, 2019 and December 31, 2018 and is included in investments in other associations.

Western Fuels – Wyoming (“WFW”):  WFW, the owner and operator of the Dry Fork Mine in Gillette, WY, was organized for the purpose of acquiring and supplying coal, through long-term coal supply agreements, to be used in the production of electric energy at the Laramie River Station (owned by the participants of MBPP) and at the Dry Fork Station (owned by Basin). WFA owns 100 percent of the class AA shares and 75 percent of the class BB shares of WFW, while the participants of MBPP (of which we have a 27.13 percent undivided interest) own the remaining 25 percent of class BB shares of WFW. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Dry Fork Mine and therefore the coal supply agreements provide the financial support for the operation of the Dry Fork Mine. There is not sufficient equity at risk at WFW for it to finance its activities without additional financial support. Therefore, WFW is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFW’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the equity interest holders since each member has representation on the WFW board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of WFW and the entity is not consolidated. Our investment in WFW, accounted for using the cost method, was $0.1 million at March 31, 2019 and December 31, 2018 and is included in investments in other associations.

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $15.5 million at March 31, 2019 and $15.4 million at December 31, 2018.

NOTE 18 – LEGAL

Other than as disclosed below, we do not expect any litigation or proceeding pending or threatened against us to have a material effect on our financial condition, results of operations or cash flows.

Pursuant to a long-term transmission agreement with another utility, such utility pays for and has firm rights to transfer power and energy across a transmission path in Colorado. Such right to payment and obligation to provide the transfer is borne equally by us and another entity. Due to the current capacity of the transmission path, such utility’s firm rights have been curtailed. The utility disputes its obligation to pay due to the current capacity of the transmission path. We are in discussions with the utility and no litigation or arbitration has commenced. As of March 31, 2019, the utility disputes payments it has already made to us and the other entity in the aggregate amount of approximately $4 million. It is not possible to predict whether we will incur any liability in connection with this matter.

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

We sold 4.6 million megawatt hours, or MWhs, for the three months ended March 31, 2019, of which 87.8 percent was to Members. Total revenue from electric sales was $325.7 million for the three months ended March 31, 2019, of which 91.8 percent was from Member sales. Our results for the three months ended March 31, 2019 were primarily impacted by increased availability of Craig Generating Station Unit 3. Craig Generating Station Unit 3 was unavailable during the first quarter of 2018 due to an unplanned outage that began in December 2017.

•	Non-member electric sales increased by $9.9 million, or 58.5 percent, primarily due to increased short-term market sales and higher market pricing.
•	Fuel expense increased $33.2 million, or 63.9 percent, primarily due to greater generation from our generating stations during the period.
•	Purchased power expense decreased $12.5 million, or 15.0 percent, primarily due to increased availability of Craig Generating Station Unit 3 and decreased market purchases of power.

Our Bylaws and Wholesale Electric Service Contracts

Currently, we have only one class of membership known as the all-requirements Class A membership and all Members are Class A Members. However, at the 2019 annual meeting of our Members, our Members approved amendments to our Bylaws to allow our Board of Directors, or Board, to establish one or more classes of membership in addition to the existing all-requirements class of membership. Our Board has not established any additional classes of membership. Pursuant to our Bylaws, each Member is required to purchase from us the electric power and energy provided in the wholesale electric service contract with such Member. Our wholesale electric service contracts with our Members extending through 2050 for 42 Members (which constitute approximately 96.2 percent of our revenue from Member sales for the three months ended March 31, 2019) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association, or DMEA) are substantially similar. These contracts are subject to automatic extension thereafter until either party provides at least a two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive, at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of March 31, 2019, 21 Members have enrolled in this program with capacity totaling approximately 139 megawatts of which 113 megawatts are in operation. In 2018, we estimate that nearly a third of the energy delivered by us and our Members to our Members’ customers came from non-carbon emitting resources.

Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe; provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. From time to time, a Member may request equitable terms and conditions as our Board may prescribe for withdrawal or we may provide for informational purposes to all or a portion of our Members equitable terms and conditions for withdrawal. In addition, from time to time, we may be in discussions with a Member regarding the equitable terms and conditions for withdrawal and their request for withdrawal, including granting a Member permission to explore options for potential alternative supplies of power. However, any such permission is not considered authorization to withdraw and does not change the Member’s requirements and obligation to comply with such equitable terms and conditions as our Board may prescribe. DMEA has requested an exit cost calculation from us and we have provided to DMEA a calculation of potential buyout terms.  DMEA disputes the buyout terms provided to DMEA by us and filed a formal complaint with the Colorado Public Utilities Commission, or COPUC, in December 2018 alleging the

COPUC has jurisdiction over the equitable terms and conditions as our Board may prescribe for withdrawal. The COPUC has set a 5-day evidentiary hearing beginning on June 17, 2019. See “LEGAL PROCEEDINGS.”

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. Except for the accounting policies for leases that were updated as a result of adopting the new lease standard on January 1, 2019, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Factors Affecting Results

Master Indenture

As of March 31, 2019, we had approximately $2.8 billion of secured indebtedness outstanding under our indenture dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Pursuant to our Board Policy for Financial Goals and Capital Credits, we set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy was revised in 2018 to establish a goal of our Board, which has budgetary and rate-setting authority, to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and limiting rate increases from year to year. In association with the above change, our Board Policy for Financial Goals and Capital Credits was also revised to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. The amount of cash our Board may internally restrict each year is not based upon the amount of revenue and income deferred. In connection with such policy, our Board has internally restricted cash in the amount of $3.0 million during the three months ended March 31, 2019 for a total of $7.6 million as of March 31, 2019. Our Board may, at any time and for any reason, unrestrict any internally restricted cash.

Rates and Regulation

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers.  Revenues from electric power sales to our Members are primarily from our Class A wholesale rate schedule. In 2018 and 2019, our Class A rate schedule (A-40) for electric power sales to our Members consist of three billing components: an energy rate and two demand rates. Member rates for energy and demand are set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Members. The energy rate is billed based upon a price per kilowatt hour of physical electricity delivered to our Members without incorporating an on-peak and off-peak period. The two demand rates (a generation demand and a transmission/delivery demand) are billed on the Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.

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

Weather has a significant effect on the usage of electricity by impacting both the electricity used per hour and the total peak demand for electricity. Consequently, weather has a significant impact on our revenues and expenses. Relatively higher summer or lower winter temperatures tend to increase the usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces the usage of electricity because heating, air conditioning and irrigation systems are operated less frequently. The amount of precipitation during the growing season (generally May through September) also impacts irrigation use. Other factors affecting our Members’ usage of electricity include:

•	the amount, size and usage of machinery and electronic equipment;
•	the expansion of operations among our Members’ commercial and industrial customers;
•	the general growth or decline in service territory population; and
•	economic conditions.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Operating Revenues

Our operating revenues are primarily derived from electric power sales to our Members and non‑member purchasers. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2019	2018	Amount	Percent
Operating revenues
Member electric sales	$298,931	$289,346	$9,585	3.3%
Non-member electric sales	26,730	16,862	9,868	58.5%
Other	14,256	12,300	1,956	15.9%
Total operating revenues	$339,917	$318,508	$21,409	6.7%

Energy sales to (in MWh):
Member electric sales	4,033,521	3,913,034	120,487	3.1%
Non-member electric sales	559,067	353,179	205,888	58.3%
	4,592,588	4,266,213	326,375	7.7%

•

Non-member electric sales increased primarily due to increased short-term market sales and more favorable pricing. Due to the increased availability of Craig Generating Station Unit 3 and higher market prices short-term market sales increased 192,857 MWhs, or 331.2 percent, to 251,095 MWhs for the three months ended March 31, 2019 compared to 58,238 MWhs for the same period in 2018. The average short-term market rate increased 31.0 percent for the three months ended March 31, 2019 compared to the same period in 2018.

Operating Expenses

Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members. The following is a summary of the components of our operating expenses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2019	2018	Amount	Percent
Operating expenses
Purchased power	$70,956	$83,458	$(12,502)	(15.0)%
Fuel	85,149	51,940	33,209	63.9%
Production	47,761	50,795	(3,034)	(6.0)%
Transmission	39,142	40,064	(922)	(2.3)%
General and administrative	10,813	7,728	3,085	39.9%
Depreciation, amortization and depletion	38,145	40,088	(1,943)	(4.8)%
Coal mining	3,596	—	3,596	100.0%
Other	3,838	4,136	(298)	(7.2)%
Total operating expenses	$299,400	$278,209	$21,191	7.6%

•

Fuel expense increased $33.2 million primarily due to greater generation from our generating stations during the period. Net generation increased (in MWhs) 36.6 percent for the three months ended March 31, 2019 compared to the same period in 2018. The increase in generation is primarily attributable to the availability of Craig Generating Station Unit 3 during the first quarter of 2019. Also included in fuel expense is an additional asset retirement obligation of $9.9 million due to the anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use, including construction of a pond, necessary for final mine reclamation.

•

Coal mining expense increased $3.6 million due to the costs to provide coal from the Colowyo Mine to third parties during the first quarter of 2019. There were no third party sales of coal from the Colowyo Mine during the first quarter of 2018.

•

Purchased power expense decreased $12.5 million primarily due to energy demands being met by increased generation at our generation stations. Purchased power decreased (in MWhs) 24.2 percent for the three months ended March 31, 2019 compared to the same period in 2018.

Financial condition as of March 31, 2019 compared to December 31, 2018

The principal changes in our financial condition from December 31, 2018 to March 31, 2019 were due to increases and decreases in the following:

•

Deposits and advances increased $5.9 million, or 19.8 percent, to $35.5 million as of March 31, 2019 compared to $29.6 million as of December 31, 2018. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

•

Short-term borrowings increased $20.1 million, or 9.8 percent, to $224.2 million as of March 31, 2019 compared to $204.1 million as of December 31, 2018. Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. The increase was due to additional commercial paper issued between January 1, 2019 and March 31, 2019 to fund capital expenditures and working capital requirements.

•

Accrued interest increased $16.8 million, or 52.3 percent, to $48.9 million as of March 31, 2019 compared to $32.1 million as of December 31, 2018. The increase was due to accruals of $59.8 million for interest payments due in future periods partially offset by cash paid for interest of $43.0 million.

•

Asset retirement obligations increased $10.4 million, or 19.1 percent, to $65.0 million as of March 31, 2019 compared to $54.6 million as of December 31, 2018. The increase was primarily due to an increased asset retirement obligation of $9.9 million for the anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use, including construction of a pond, necessary for final mine reclamation.

•

Construction work in progress decreased $12.3 million, or 5.9 percent, to $195.4 million as of March 31, 2019 compared to $207.7 million as of December 31, 2018. The decrease was primarily due to transfers to electric plant in service for completed projects of $37.5 million, partially offset by capital expenditures of $25.2 million. The largest capital expenditures in construction work in progress include a Laramie River Station environmental upgrade project for environmental compliance related to the Regional Haze Rule and various transmission improvements and system upgrades.

•

Coal inventory decreased $13.5 million, or 24.1 percent, to $42.2 million as of March 31, 2019 compared to $55.9 million as of December 31, 2018. The decrease was primarily due to lower coal production tons at the Colowyo Mine with increased third party sales during the first quarter of 2019 (tons of coal inventory decreased 42.7 percent while the average price per ton remained relatively constant).

Liquidity and Capital Resources

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of March 31, 2019, we had $111.4 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2019 is as follows (dollars in thousands):

			Available
	Authorized		March 31,
	Amount		2019
2018 Revolving Credit Agreement	$650,000	(1)	$425,000	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)	The portion of this facility that was unavailable at March 31, 2019 was $225 million which was dedicated to support outstanding commercial paper.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million, or the 2018 Revolving Credit Agreement. The 2018 Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $275 million of the commercial paper back-up sublimit remained available as of March 31, 2019. As of March 31, 2019, we had $425 million of availability under the 2018 Revolving Credit Agreement.

The 2018 Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the 2018 Revolving Credit Agreement bear interest either at an adjusted LIBOR rate or an alternate base rate, at our option.  The adjusted LIBOR rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. We had no outstanding borrowings at March 31, 2019.

The 2018 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2018 Revolving Credit Agreement, which was $500 million at March 31, 2019, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $225 million of commercial paper outstanding (prior to netting discounts) at March 31, 2019.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We are mindful of our debt and its maturities and we continually evaluate options to ensure that our balance sheet and capital structure is aligned with our business and the long-term health of our company.

We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the 2018 Revolving Credit Agreement.

Cash Flow

Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Operating activities.  Net cash provided by operating activities was $80.2 million for the three months ended March 31, 2019 compared to $14.0 million for the same period in 2018, an increase of $66.2 million. The increase in cash provided by operating activities was primarily due to a decrease in coal inventory of $13.4 million (due to lower coal production tons at the Colowyo Mine) and the timing of interest payments due in future periods.

Investing activities.  Net cash used in investing activities was $49.3 million for the three months ended March 31, 2019 compared to $55.9 million for the same period in 2018, a decrease of $6.6 million. The decrease was primarily due to a reduction in generation and transmission improvements and system upgrades for the three months ended March 31, 2019 compared to the same period in 2018.

Financing activities.  Net cash used in financing activities was $33.4 million for the three months ended March 31, 2019 compared to net cash provided by financing activities of $15.0 million for the same period in 2018, a decrease in cash provided by financing activities of $48.4 million. The decrease was primarily due to a decrease of $24.6 million in short-term borrowings, higher principal payments of long-term debt of $18.5 million (primarily for the Springerville certificates) and higher patronage capital retirements to our Members of $6.2 million.

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

Contractual Commitments

Indebtedness.  As of March 31, 2019, we had $3.3 billion in outstanding obligations, including approximately $2.8 billion of debt outstanding secured on a parity basis under our Master Indenture, $224.2 million in short-term borrowings, one unsecured loan agreement totaling $32.6 million and the Springerville certificates totaling $371.2 million (which are secured only by a mortgage and lien on Springerville Unit 3 and the Springerville lease). Our debt secured by the lien of our Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of one unsecured note), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, First Mortgage Bonds, Series 2016A, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the 2018 Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture.

Operating Lease Obligations.  We have a 10-year power purchase agreement with AltaGas Brush Energy, Inc. to toll natural gas at the Brush Generating Station for 70 megawatts, or MWs, which ends on December 31, 2019. We account for this power purchase agreement as an operating lease because it conveys to us the right to use power generating equipment for a stated period of time.

Construction Obligations.  We have commitments to complete certain construction projects associated with improving the reliability of the generating stations and the transmission system and the Collom pit at Colowyo Mine.

Coal Purchase Obligations.  We have commitments to purchase coal for our generating facilities under long-term contracts that expire between 2019 and 2034. These contracts require us to purchase a minimum quantity of coal at prices that are subject to escalation clauses that reflect cost increases incurred by the suppliers and market conditions.

Environmental Regulations and Litigation

We are subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality, and other environmental matters. These environmental laws, rules and regulations are complex and change frequently. The following are recent developments relating to environmental regulations and litigation that may impact us.

New Mexico Renewable Portfolio Standards and Colorado Greenhouse Gas Regulation

As a result of the November 2018 elections, the House of Representatives, Senate, and Governor in both Colorado and New Mexico are controlled by the same political party. The newly elected Governors in Colorado and New Mexico ran on platforms to increase renewable energy in their respective states. The New Mexico Legislature in 2019 passed Senate Bill 489, the Energy Transition Act, which was signed into law by the New Mexico Governor on March 22, 2019. The legislation amends the existing renewable energy standards, or RPS, that requires our New Mexico Members to obtain a percentage of their energy requirements from renewable sources. The legislation adds requirements for our New Mexico Members to obtain 40 percent renewable energy by 2025 and 50 percent renewable energy by 2030, and adds a target of achieving a zero carbon resource standard by 2050, with at least 80 percent renewable energy. The legislation includes regulatory relief for the 2050 target, if implementing the provisions of the bill are not technically feasible, hampers reliability or increases cost of electricity to unaffordable levels.

The Colorado General Assembly has chosen to pursue carbon reductions to meet the Governor’s goal, rather than an increased RPS. The Colorado General Assembly in 2019 passed House Bill 19-1261, Climate Action Plan to Reduce Pollution, which is expected to be signed by the Colorado Governor. The legislation requires that the Air Quality Control Commission develop rules to reduce statewide greenhouse gas emissions 26 percent by 2025, 50 percent by 2030, and 90 percent by 2050, relative to 2005 emissions.

The New Mexico and Colorado legislation is expected to have a material impact on our operations and our future generation portfolio; however until the final rules are enacted that implement the respective legislation, it is not yet possible to estimate the impacts on our operations or future generation portfolio.  The impacts could include modifications to the design or operation of existing facilities, increases in our operating costs, investments in new generation and transmission, and decreases in operations or closure of our fossil fuel generating facilities prior to their current depreciable lives.

Collom Air Permit

On July 25, 2018, the Center for Biological Diversity and Sierra Club filed a complaint against the Colorado Department of Public Health and Environment, or CDPHE, in opposition to CDPHE’s issuance of an air permit for construction and operation of the Collom pit at the Colowyo Mine. We and Colowyo Coal Company LP on August 23, 2018 filed an unopposed motion to intervene and answer to the complaint. The CDPHE on September 4, 2018 filed an answer and defenses to the complaint. On February 14, 2019, the court issued a stay of the case proceedings until May 1, 2019, while CDPHE processes a permit revision. The permit revision is still pending with the CDPHE and therefore, we filed on April 30, 2019 a Motion for Stay Extension.

For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1A — RISK FACTORS” in our annual report on Form 10-K for the year ended December 31, 2018.

Other Legislative Changes Impacting Us

The following is other recent significant legislative changes that impact us.

The Colorado General Assembly in 2019 passed legislation that revises processes undertaken by the COPUC. Senate Bill 19-236, Sunset Public Utilities Commission, which is expected to be signed by the Colorado Governor, continues the COPUC for seven years. Among other provisions, the bill requires us to file and obtain COPUC approval for integrated or electric resource plans and directs the COPUC to require electric public utilities to consider the cost of carbon dioxide emissions in certain proceedings. The bill could have a material impact on our operations and our future generation portfolio; however, until the final rules are enacted that implement the bill, it is not yet possible to estimate the impacts on our operations or future generation portfolio.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2018.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as disclosed below, there have been no material changes from the legal proceedings disclosed in “Item 3 – LEGAL PROCEEDINGS” in our annual report on Form 10-K for the year ended December 31, 2018.

Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. DMEA, which constituted approximately 3.8 percent of our revenue from Member sales for the three months ended March 31, 2019, has requested an exit cost calculation from us and we have provided to DMEA a calculation of potential terms for withdrawal. On December 6, 2018, DMEA filed a formal complaint with the COPUC alleging the COPUC has jurisdiction over the equitable terms and conditions as our Board may prescribe for withdrawal and that the calculation of the potential buyout terms provided to DMEA was unjust, unreasonable, and discriminatory. On January 15, 2019, we filed a motion to dismiss with the COPUC because the COPUC does not have jurisdiction over the complaint. Our motion to dismiss states that even if the COPUC had rate jurisdiction over us (which we are not conceding), it would not have jurisdiction over us for contractual matters related to our Bylaws, which the entire complaint is about. A number of parties have intervened or petitioned to participate as amici, including thirty‑eight of our Members, with two in support of DMEA, one taking no position, and thirty‑five in support of our position, and various environmental groups have petitioned in support of DMEA. On February 1, 2019, the COPUC entered an interim decision denying all motions to intervene and granting the parties amicus curiae status, with the exception of the Colorado Energy Office which was allowed to intervene. At its open meeting on February 14, 2019, the COPUC stated it had jurisdiction over the complaint and denied our motion to dismiss. On February 19, 2019, the COPUC issued a written interim decision setting the matter for a 5-day evidentiary hearing beginning on June 17, 2019. On April 1, 2019, the COPUC issued a written interim decision denying our motion to dismiss. On March 15, 2019, DMEA filed its direct testimony and we filed our answer testimony on April 29, 2019.

On January 15, 2019, we filed a Complaint for Declaratory Judgement in the Adams County District Court where we asked the court to declare that our Board has the discretion to exercise its business judgment in determining whether to set equitable terms and conditions for Member withdrawal and what those terms and conditions will be. On February 22, 2019, the COPUC filed a motion to intervene in the Adams County District Court proceeding and a motion to dismiss the proceeding asserting that the Adams County District Court does not have subject matter jurisdiction. On February 25, 2019, the Adams County District Court granted the COPUC’s motion to intervene. On February 25, 2019, DMEA filed a motion to dismiss the Adams County District Court proceeding asserting that the Adams County District Court does not have subject matter jurisdiction.  On April 16, 2019, the Adams County District Court granted the motions to dismiss because the case was not ripe and dismissed the case without prejudice.

Item 4.  Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Patrick L. Bridges (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patrick L. Bridges (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: May 10, 2019	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: May 10, 2019		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)