Form 10-Q
period 2019-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2019-08-09
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

FOR THE QUARTER ENDED JUNE 30, 2019

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,954,957	$5,899,128
Construction work in progress	205,962	207,732
Total electric plant	6,160,919	6,106,860
Less allowances for depreciation and amortization	(2,555,488)	(2,499,376)
Net electric plant	3,605,431	3,607,484
Other plant	404,861	384,650
Less allowances for depreciation, amortization and depletion	(109,333)	(110,939)
Net other plant	295,528	273,711
Total property, plant and equipment	3,900,959	3,881,195
Other assets and investments
Investments in other associations	162,648	161,487
Investments in and advances to coal mines	18,150	18,928
Restricted cash and investments	16,640	10,606
Intangible assets, net of accumulated amortization	—	3,662
Other noncurrent assets	9,180	9,022
Total other assets and investments	206,618	203,705
Current assets
Cash and cash equivalents	101,641	116,858
Restricted cash and investments	154	126
Deposits and advances	40,106	29,641
Accounts receivable—Members	103,696	107,572
Other accounts receivable	14,677	22,434
Coal inventory	54,479	55,883
Materials and supplies	98,650	93,786
Total current assets	413,403	426,300
Deferred charges
Regulatory assets	430,021	437,377
Prepayment—NRECA Retirement Security Plan	29,548	31,837
Other	42,195	46,453
Total deferred charges	501,764	515,667
Total assets	$5,022,744	$5,026,867
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,021,358	$1,015,754
Accumulated other comprehensive income	184	375
Noncontrolling interest	110,841	110,169
Total equity	1,132,383	1,126,298
Long-term debt	3,077,717	3,109,301
Total capitalization	4,210,100	4,235,599
Current liabilities
Member advances	8,372	13,988
Accounts payable	107,247	105,009
Short-term borrowings	271,303	204,145
Accrued expenses	29,599	40,285
Current asset retirement obligations	2,128	2,183
Accrued interest	29,780	32,070
Accrued property taxes	19,074	28,582
Current maturities of long-term debt	73,829	95,757
Total current liabilities	541,332	522,019
Deferred credits and other liabilities
Regulatory liabilities	128,557	137,369
Deferred income tax liability	18,098	18,098
Asset retirement obligations	65,455	54,589
Other	49,425	50,266
Total deferred credits and other liabilities	261,535	260,322
Accumulated postretirement benefit and postemployment obligations	9,777	8,927
Total equity and liabilities	$5,022,744	$5,026,867

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
Member electric sales	$284,658	$300,083	$583,589	589,429
Non-member electric sales	16,774	15,059	43,504	31,921
Other	13,156	12,371	27,412	24,671
	314,588	327,513	654,505	646,021

Operating expenses
Purchased power	78,467	81,563	149,423	165,021
Fuel	51,747	48,301	136,897	100,241
Production	52,078	62,397	99,838	113,192
Transmission	40,882	41,900	80,024	81,964
General and administrative	12,096	8,797	22,909	16,525
Depreciation, amortization and depletion	38,144	39,555	76,289	79,643
Coal mining	2,553	—	6,149	—
Other	3,676	3,284	7,514	7,420
	279,643	285,797	579,043	564,006

Operating margins	34,945	41,716	75,462	82,015

Other income
Interest	1,377	1,236	2,792	2,439
Capital credits from cooperatives	337	145	3,334	4,200
Other, net	631	939	1,912	2,143
	2,345	2,320	8,038	8,782

Interest expense, net of amounts capitalized	37,643	38,982	75,924	77,003

Income tax benefit	(77)	(151)	(154)	(302)

Net margins including noncontrolling interest	(276)	5,205	7,730	14,096
Net income attributable to noncontrolling interest	(1,109)	(827)	(2,126)	(1,624)
Net margins attributable to the Association	$(1,385)	$4,378	$5,604	$12,472

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net margins including noncontrolling interest	$(276)	$5,205	$7,730	$14,096
Other comprehensive income (loss):
Reclassification of unrealized gain on securities available for sale included in net margin	—	—	—	(159)
Amortization of prior service cost (credit)	(10)	(19)	23	(39)
Unrecognized prior service cost	—	—	(214)	—
Other comprehensive income (loss)	(10)	(19)	(191)	(198)

Comprehensive income (loss) including noncontrolling interest	(286)	5,186	7,539	13,898
Net comprehensive income attributable to noncontrolling interest	(1,109)	(827)	(2,126)	(1,624)

Comprehensive income (loss) attributable to the Association	$(1,395)	$4,359	$5,413	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Patronage capital equity at beginning of period	$1,022,743	$1,011,114	$1,015,754	$1,003,020

Net margins attributable to the Association	(1,385)	4,378	5,604	12,472
Patronage capital equity at end of period	1,021,358	1,015,492	1,021,358	1,015,492

Accumulated other comprehensive income (loss) at beginning of period	194	(389)	375	(210)

Reclassification adjustment for unrealized gain on securities available for sale included in net margin	—	—	—	(159)
Amortization of prior service cost (credit)	(10)	(19)	23	(39)
Unrecognized prior service cost	—	—	(214)	—
Accumulated other comprehensive income (loss) at end of period	184	(408)	184	(408)

Noncontrolling interest at beginning of period	109,732	109,234	110,169	111,295

Net comprehensive income attributable to noncontrolling interest	1,109	827	2,126	1,624
Equity distribution to noncontrolling interest	—	—	(1,454)	(2,858)
Noncontrolling interest at end of period	110,841	110,061	110,841	110,061
Total equity at end of period	$1,132,383	$1,125,145	$1,132,383	$1,125,145

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net margins including noncontrolling interest	$7,730	$14,096
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	76,289	79,643
Amortization of intangible asset	3,662	3,662
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,171	1,777
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(448)	(1,152)
Changes in operating assets and liabilities:
Accounts receivable	11,889	(39,567)
Coal inventory	1,404	(31,466)
Materials and supplies	(4,863)	(2,028)
Accounts payable and accrued expenses	5,155	22,481
Accrued interest	(2,290)	(1,083)
Accrued property taxes	(9,508)	(8,452)
Other	(3,688)	(14,834)
Net cash provided by operating activities	89,189	25,763

Investing activities
Purchases of plant	(90,913)	(110,711)
Changes in deferred charges	1,538	(531)
Proceeds from other investments	65	64
Net cash used in investing activities	(89,310)	(111,178)

Financing activities
Changes in Member advances	(9,357)	(1,528)
Payments of long-term debt	(88,919)	(69,881)
Proceeds from issuance of long-term debt	34,910	60,000
Debt issuance costs	(13)	—
Increase in short-term borrowings, net	67,157	76,633
Retirement of patronage capital	(11,101)	(4,852)
Equity distribution to noncontrolling interest	(1,454)	(2,858)
Other	(257)	(1,545)
Net cash provided by (used in) financing activities	(9,034)	55,969

Net decrease in cash, cash equivalents and restricted cash and investments	(9,155)	(29,446)
Cash, cash equivalents and restricted cash and investments – beginning	127,590	150,965
Cash, cash equivalents and restricted cash and investments – ending	$118,435	$121,519

Supplemental cash flow information:
Cash paid for interest	$82,509	$81,075
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(655)	$(795)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Our share in each jointly owned facility is as follows as of June 30, 2019 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$396,657	$243,439	$559
MBPP - Laramie River Station	27.13%	430,487	297,872	59,061
Total		$827,144	$541,311	$59,620

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

Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Regulatory assets
Deferred income tax expense (1)	$18,098	$18,098
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	84,860	86,005
Goodwill – J.M. Shafer (3)	50,569	51,994
Goodwill – Colowyo Coal (4)	37,711	38,227
Deferred debt prepayment transaction costs (5)	145,245	149,559
Deferred Holcomb expansion impairment loss (6)	93,494	93,494
Other	44	—
Total regulatory assets	430,021	437,377

Regulatory liabilities
Interest rate swap - unrealized gain (7)	—	8,576
Interest rate swap - realized gain (8)	3,979	4,215
Deferred revenues (9)	82,006	82,006
Membership withdrawal (10)	42,572	42,572
Total regulatory liabilities	128,557	137,369
Net regulatory asset	$301,464	$300,008

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

(7)

Represented deferral of an unrealized gain related to the change in fair value of a forward starting interest rate swap that was entered into in 2016 in order to hedge interest rates on anticipated future borrowings. This interest rate swap was terminated in June 2019 with no gain or loss being realized.

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

Investments in other associations are as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Basin Electric Power Cooperative	$118,115	$118,115
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,704	11,704
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,953	16,018
CoBank, ACB	10,201	9,062
Western Fuels Association, Inc.	2,376	2,392
Other	4,299	4,196
Investments in other associations	$162,648	$161,487

Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2019 or during 2018.

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

Investments in and advances to coal mines are as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Investment in Trapper Mine	$15,615	$15,350
Advances to Dry Fork Mine	2,535	3,578
Investments in and advances to coal mines	$18,150	$18,928

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$101,641	$116,858
Restricted cash and investments - current	154	126
Restricted cash and investments - noncurrent	16,640	10,606
Cash, cash equivalents and restricted cash and investments	$118,435	$127,590

Our Board Policy for Financial Goals and Capital Credits was revised in 2018 to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. In connection with such policy, our Board has internally restricted cash in the amount of $10.6 million and $4.6 million as of June 30, 2019 and December 31, 2018, respectively, which is included in restricted cash and investments - noncurrent.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Accounts Receivable

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.

Contract liabilities (unearned revenue)

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2019, we recognized $0.4 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable - Members	$103,696	$107,572

Other accounts receivable - trade:
Non-member electric sales	4,356	6,998
Other	9,575	6,006
Total other accounts receivable - trade	13,931	13,004
Other accounts receivable - nontrade	746	9,430
Total other accounts receivable	$14,677	$22,434

Contract liabilities (unearned revenue)	$7,473	$7,906

NOTE 7 – OTHER DEFERRED CHARGES

The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30,	December 31,
	2019	2018
Preliminary surveys and investigations	$21,647	$20,660
Advances to operating agents of jointly owned facilities	11,846	13,161
Interest rate swap	—	8,576
Operating lease right-of-use assets	5,025	—
Other	3,677	4,056
Total other deferred charges	$42,195	$46,453

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

In 2016, we entered into a forward starting interest rate swap to hedge a portion of our future long-term debt interest rate exposure. The unrealized gain on this interest rate swap of $8.6 million as of December 31, 2018 was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 – Accounting for Rate Regulation. This interest rate swap was terminated in June 2019 with no gain or loss being realized.

A right-of-use asset represents a lessee’s right to use (control the use of) the underlying asset for the lease term. Right-of-use assets are included in other deferred charges and presented net of accumulated amortization. See Note 15 – Leases.

NOTE 8 – LONG-TERM DEBT

We have $3.1 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the aggregate amount of $30.8 million as of June 30, 2019. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million (“2018 Revolving Credit Agreement”) that expires on April 25, 2023. We had no outstanding borrowings as of June 30, 2019. As of June 30, 2019, we had $378.0 million in availability (including $228.0 million under the commercial paper back-up sublimit) under the 2018 Revolving Credit Agreement.

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total debt	$3,173,653	$3,227,663
Less debt issuance costs	(28,617)	(29,775)
Less debt discounts	(10,025)	(10,139)
Plus debt premiums	16,535	17,309
Total debt adjusted for debt issuance costs, discounts and premiums	3,151,546	3,205,058
Less current maturities	(73,829)	(95,757)
Long-term debt	$3,077,717	$3,109,301

On December 11, 2018, we entered into a Term Loan Agreement with CoBank, ACB under which we issued our First Mortgage Obligations, Series 2018B which consist of fixed rate borrowings in the amount of $55.2 million and variable rate borrowings in the amount of $69.8 million. Upon closing, the full amount of the fixed rate borrowing and $34.9 million of the variable rate borrowings were funded. On April 4, 2019 we drew the remaining $34.9 million of funds for a combined variable rate total of $69.8 million, resulting in the Term Loan Agreement being fully funded for $125 million. $55.2 million of the total proceeds were used to refinance an existing term loan with CoBank, ACB and the remaining proceeds were used to delay additional commercial paper borrowings or to repay outstanding commercial paper.

We are exposed to certain risks in the normal course of operations in providing a reliable and affordable source of wholesale electricity to our Members. These risks include interest rate risk, which represents the risk of increased operating expenses and higher rates due to increases in interest rates related to anticipated future long-term borrowings. To manage this exposure, we may enter into an instrument, such as an interest rate swap, to hedge a portion of our future long‑term debt interest rate exposure. In 2016, we entered into a forward starting interest rate swap. The swap was terminated in June 2019 without an associated debt issuance and no gain or loss was realized on our consolidated statements of operations.

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

Commercial paper consisted of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Commercial paper outstanding, net of discounts	$271,303	$204,145
Weighted average interest rate	2.54%	2.65%

At June 30, 2019, $228.0 million of the commercial paper back-up sublimit remained available under the 2018 Revolving Credit Agreement. See Note 8 – Long-Term Debt.

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

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

Six Months Ended
June 30,
2019
Asset retirement obligations at beginning of period	$56,772
Liabilities incurred	9,900
Liabilities settled	(345)
Accretion expense	1,256
Change in cash flow estimate	—
Total asset retirement obligations at end of period	$67,583
Less current asset retirement obligations at end of period	(2,128)
Long-term asset retirement obligations at end of period	$65,455

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

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30,	December 31,
	2019	2018
Transmission easements	$20,687	$20,966
Operating lease liabilities - noncurrent	1,819	—
Contract liabilities (unearned revenue) - noncurrent	4,405	4,592
Customer deposits	2,474	2,458
Other	20,040	22,250
Total other deferred credits and other liabilities	$49,425	$50,266

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $31.8 million will be paid by us for these easements from 2019 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $20.7 and $21.0 million as of June 30, 2019 and December 31, 2018, respectively, which are recorded as other deferred credits and other liabilities.

A lease liability represents a lessee’s obligation to make lease payments over the lease term. The long-term portion of our lease liabilities are included in other deferred credits and other liabilities and the current portion of our lease liabilities are included in current liabilities. See Note 15 – Leases.

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in contract liabilities (unearned revenue) until recognized in other operating revenues over the life of the agreement. We have received deposits from various parties and those that may still be required to be returned are a liability and these are reflected in customer deposits.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at June 30, 2019, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles.

The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

June 30,
2019
Postretirement medical benefit obligation at beginning of period	$8,556
Service cost	339
Interest cost	144
Benefit payments (net of contributions by participants)	(265)
Postretirement medical benefit obligation at end of period	$8,774
Postemployment medical benefit obligation at end of period	371
Total postretirement and postemployment medical obligations at end of period	$9,145

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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

June 30,
2019
Amounts included in accumulated other comprehensive income at beginning of period	$375
Amortization of prior service credit into other income	(39)
Amounts included in accumulated other comprehensive income at end of period	$336

Defined Benefit Plans

We participate in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees. Eligible employees include the Chief Executive Officer and any other employees that become eligible. All our executive employees currently participate in one of the following pension restoration plans: the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the defined benefit plan. As of June 30, 2019, the executive benefit restoration obligation included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position was $0.6 million.

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

In addition to our Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-member electric sales:
Long-term contracts	$10,912	$10,530	$22,594	$22,473
Short-term contracts	5,862	4,529	20,910	9,448
Other	13,156	12,371	27,412	24,671
Total non-member electric sales and other operating revenue	$29,930	$27,430	$70,916	$56,592

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

Other operating revenue

Other operating revenue consists primarily of the following revenue streams: wheeling, transmission, supplying steam and water, leasing, and coal sales. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice was issued). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Steam and water revenue is derived from supplying steam and water to a paper manufacturer located adjacent to the Escalante Generating Station (payments from the customer are received in accordance with the contract terms which is less than 15 days from the invoice date). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Lease revenue is primarily from a certain power sales arrangement that is required to be accounted for as an operating lease since the arrangement conveys the right to use power generating equipment for a stated period of time.

Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and our progress of our completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.

NOTE 14 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, any income tax expense or benefit on our consolidated statements of operations includes only the current provision. Our consolidated statements of operations included an income tax benefit of $0.2 million for the six months ended June 30, 2019 and $0.3 million for the comparable period in 2018. These income tax benefits are due to an alternative minimum tax credit refund.

NOTE 15 – LEASES

Leasing Arrangements As Lessee

We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Right-of-use assets are included in other deferred charges, the current portion of lease liabilities are included in current liabilities and the long-term portion of lease liabilities are included in other deferred credits and other liabilities on our consolidated statements of financial position.

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

Rent expense for all short-term and long-term operating leases was $1.8 million for the three months ended June 30, 2019 and $2.0 million for the comparable period in 2018. Rent expense for all short-term and long-term operating leases was $3.6 million for the six months ended June 30, 2019 and $4.0 million for the comparable period in 2018. Rent expense is included in operating expenses on our consolidated statements of operations. As of June 30, 2019, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

June 30,
2019
Operating leases
Operating lease right-of-use assets	$7,768
Less: Accumulated amortization	(2,743)
Net operating lease right-of-use assets	$5,025

Operating lease liabilities - current	$3,550
Operating lease liabilities - noncurrent	1,819
Total operating lease liabilities	$5,369

Operating leases
Weighted average remaining lease term (years)	3.79
Weighted average discount rate	6.36%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$3,618
Year 2	514
Year 3	383
Year 4	274
Year 5	245
Thereafter	986
Total lease payments	$6,020
Less imputed interest	(651)
Total	$5,369

Leasing Arrangements As Lessor

We have lease agreements as lessor for certain operational assets and had a lease agreement as lessor for power generating equipment at the J.M. Shafer Generating Station. Under the power sales arrangement at the J.M. Shafer Generating Station that expired on June 30, 2019, we are required to account for the arrangement as an operating lease since it conveyed to a third party the right to direct the use of 122 megawatts of the 272 megawatt generating capability of the J.M. Shafer Generating Station whereby the third party provided its own natural gas for generation of electricity. The revenue from these lease agreements of $4.6 and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $8.9 and $8.8 million for the six months ended June 30, 2019 and 2018, respectively, are included in other operating revenue on our consolidated statements of operations.

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

	As of June 30, 2019		As of December 31, 2018
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$594	$582	$818	$712

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $95.8 million as of June 30, 2019 and $107.2 million as of December 31, 2018.

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

	As of June 30, 2019		As of December 31, 2018
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,173,653	$3,563,221	$3,227,663	$3,421,753

Interest Rate Swaps

In 2016, we entered into a forward starting interest rate swap to hedge a portion of our future long-term debt interest rate expense. See Note 8 – Long-Term Debt. This interest rate swap was determined to be a derivative instrument in accordance with ASC 815, Derivatives and Hedging, and was recorded at fair value on a recurring basis. The estimated fair value of this interest rate swap utilizes observable inputs based on market data obtained from independent sources and is therefore considered a Level 2 input (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs) and is included in other deferred charges on our consolidated statements of financial position. At December 31, 2018, the fair value of the interest rate swap was an unrealized gain of $8.6 million, which was deferred in accordance with our regulatory accounting. This interest rate swap was terminated in June 2019 with no gain or loss realized on our consolidated statements of operations.

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

Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Net electric plant	$785,480	$794,549
Noncontrolling interest	$110,841	$110,169
Long-term debt	$381,571	$416,057
Accrued interest	$11,050	$12,056

Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation, amortization and depletion	$4,535	$4,535	$9,069	$9,069
Interest	$5,933	$7,234	$12,764	$14,536

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

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA supplies fuel to MBPP for the use of the Laramie River Station through its ownership in Western Fuels-Wyoming. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.4 million at June 30, 2019 and December 31, 2018 and is included in investments in other associations.

Western Fuels – Wyoming (“WFW”):  WFW, the owner and operator of the Dry Fork Mine in Gillette, WY, was organized for the purpose of acquiring and supplying coal, through long-term coal supply agreements, to be used in the production of electric energy at the Laramie River Station (owned by the participants of MBPP) and at the Dry Fork Station (owned by Basin). WFA owns 100 percent of the class AA shares and 75 percent of the class BB shares of WFW, while the participants of MBPP (of which we have a 27.13 percent undivided interest) own the remaining 25 percent of class BB shares of WFW. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Dry Fork Mine and therefore the coal supply agreements provide the financial support for the operation of the Dry Fork Mine. There is not sufficient equity at risk at WFW for it to finance its activities without additional financial support. Therefore, WFW is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFW’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the equity interest holders since each member has representation on the WFW board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of WFW and the entity is not consolidated. Our investment in WFW, accounted for using the cost method, was $0.1 million at June 30, 2019 and December 31, 2018 and is included in investments in other associations.

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the cooperative members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $15.6 million at June 30, 2019 and $15.4 million at December 31, 2018.

NOTE 18 – LEGAL

Other than as disclosed below, we do not expect any litigation or proceeding pending or threatened against us to have a material effect on our financial condition, results of operations or cash flows.

Pursuant to a long-term transmission agreement with another utility, such utility pays for and has firm rights to transfer power and energy across a transmission path in Colorado. Such right to payment and obligation to provide the transfer is borne equally by us and another entity. Due to the current capacity of the transmission path, such utility’s firm rights have been curtailed. The utility disputes its obligation to pay due to the current capacity of the transmission path and claims we, along with the other entity, are in breach of such transmission agreement. The utility has claimed damages caused by the alleged breach of approximately $7.3 million. The utility is seeking arbitration to resolve the dispute, but no arbitration proceeding has commenced. It is not possible to predict whether we will incur any liability in connection with this matter.

NOTE 19 – SUBSEQUENT EVENTS

In July 2019, we announced that Nucla Generation Station, a 100-MW coal-fired generating facility in Western Colorado, is expected to be retired in early 2020 following the exhaustion of its on-site fuel supply. Nucla Generation Station, which has been in a ready-to-run status, was to be retired by the end of 2022 as required by Colorado’s State Implementation Plan. As a result of the early retirement, we expect to recognize an impairment charge of approximately $34.2 million in the third quarter of 2019. The impairment charge will be immediately deferred as a regulatory asset. This cost will be amortized to other operating expenses through the period ending in 2022 and recovered from our Members in rates. To support the community through the transition, we plan to provide $0.5 million in community support spread across five years.

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

We supply and transmit our Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short term energy purchases. We own, lease, have undivided percentage interests in, have tolling arrangements or long-term purchase contracts with respect to, various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,519 megawatts, or MWs, of which approximately 1,059 MWs comes from renewables. In 2018, we estimate that nearly a third of the energy delivered by us and our Members to our Members’ customers came from non-carbon emitting resources. In December 2018, we executed a 100 MW solar-based power purchase agreement for the Spanish Peaks Solar Project that is expected to achieve commercial operation in 2023. In February 2019, we executed a 104 MW wind-based power purchase agreement for the Crossing Trails Wind Farm that is expected to achieve commercial operation in 2020. Upon commercial operation of these two renewable generating facilities, our renewable generation portfolio is expected to increase to 1,263 MWs.  In June 2019, we issued our sixth request for proposal for renewable energy resources. The 2019 request for proposal seeks projects of 10 MWs to 200 MWs with terms of 10 to 25 years.

We sold 8.7 million megawatt hours, or MWhs, for the six months ended June 30, 2019, of which 89.7 percent was to Members. Total revenue from electric sales was $627.1 million for the six months ended June 30, 2019, of which 93.1 percent was from Member sales. Our results for the six months ended June 30, 2019 were primarily impacted by milder temperatures and a more precipitous than average spring in many of our Members’ service territories.

•	Non-member electric sales increased by $11.6 million, or 36.3 percent, primarily due to increased short-term market sales and higher market pricing.
•	Fuel expense increased $36.6 million, or 36.6 percent, primarily due to greater generation from our generating facilities during the period.
•	Purchased power expense decreased $15.6 million, or 9.4 percent, primarily due to increased availability of Craig Generating Station Unit 3 and decreased demand for market purchases of power.

Our Bylaws and Wholesale Electric Service Contracts

Pursuant to our Bylaws, each Member is required to purchase from us the electric power and energy provided in the wholesale electric service contract with such Member. Our wholesale electric service contracts with our Members extending through 2050 for 42 Members (which constitute approximately 96.6 percent of our revenue from Member sales for the six months ended June 30, 2019) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association, or DMEA) are substantially similar. These contracts are subject to automatic extension thereafter until either party provides at least a two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive, at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of June 30, 2019, 21 Members have enrolled in this program with capacity totaling approximately 135 MWs of which 113 MWs are in operation.

Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board of Directors, or Board, may prescribe; provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. From time to time, a Member may request equitable terms and conditions as our Board may prescribe for withdrawal or we may provide for informational purposes to all or a portion of our Members equitable terms and conditions for withdrawal. In addition, from time to time, we may be in discussions with a Member regarding the equitable terms and conditions for withdrawal and their request for withdrawal, including granting a Member permission to explore options for potential alternative supplies of power. However, any such permission is not considered authorization to withdraw and does not change the Member’s requirements and obligation to comply with such equitable terms and conditions as our Board may prescribe.

DMEA requested an exit cost calculation from us and we provided to DMEA a calculation of potential buyout terms.   DMEA disputed the buyout terms provided to DMEA by us and, in December 2018, DMEA filed a formal complaint with the Colorado Public Utilities Commission, or COPUC, alleging the COPUC has jurisdiction over the equitable terms and conditions as our Board may prescribe for withdrawal. In July 2019, we reached a settlement of all litigation with DMEA that provides for their withdrawal from us as permitted by our Bylaws, the transfer of certain transmission assets to DMEA, and the payment to us of a withdrawal payment. The amount of the withdrawal payment was the product of the negotiated settlement with DMEA and is unique to DMEA because of the amounts associated with the transmission assets being transferred and patronage capital, and the date of withdrawal of DMEA from us. The specific terms of the settlement will be set forth in a withdrawal agreement and the parties are to cooperate to complete DMEA’s withdrawal effective May 1, 2020. The parties also filed a stipulation to dismiss DMEA’s formal complaint with the COPUC. See “LEGAL PROCEEDINGS.”

Responsible Energy Plan

In July 2019, we announced that we are pursuing a Responsible Energy Plan to transition to a cleaner generation portfolio while ensuring reliability, increasing Member flexibility and with a goal to lower wholesale rates to our Members. Our Responsible Energy Plan will set goals and pathways to:

•	comply with aggressive carbon reduction, renewable energy resource planning requirements
•	ensure the reliability and affordability of our wholesale power system, and
•	strive to lower wholesale rates to our Members while maintaining our strong financial position.

A key part of our approach is an engagement with former Colorado Governor Bill Ritter and the Center for the New Energy Economy at the Colorado State University to facilitate a collaborative stakeholder process for us that will contribute to and help define the Responsible Energy Plan. Our Members, through a contract committee, consisting of a representative from each Member, are currently considering greater contract flexibility for Members, including partial requirements contracts that would allow more local renewable energy projects. As part of the Responsible Energy Plan, we plan to address key issues including developing Western regional electricity markets, assisting impacted energy-producing communities, continuing and developing new tax incentives, addressing permitting for transmission line and generating facilities, and reconsidering the value of hydropower to ensure the Responsible Energy Plan’s success. In July, we announced that Nucla Generation Station, a 100-MW coal-fired generating facility in Western Colorado, is expected to be retired in early 2020 following the exhaustion of its on-site fuel supply. Nucla Generation Station, which has been in a ready-to-run status, was to be retired by the end of 2022 as required by Colorado’s State Implementation Plan. To support the community through the transition, we plan to provide $0.5 million in community support spread across five years.

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

Factors Affecting Results

Master Indenture

As of June 30, 2019, we had approximately $2.8 billion of secured indebtedness outstanding under our indenture dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Pursuant to our Board Policy for Financial Goals and Capital Credits, we set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy was revised in 2018 to establish a goal of our Board, which has budgetary and rate-setting authority, to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and limiting rate increases from year to year. In association with the above change, our Board Policy for Financial Goals and Capital Credits was also revised to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. The amount of cash our Board may internally restrict each year is not based upon the amount of revenue and income deferred. In connection with such policy, our Board has internally restricted cash in the amount of $6.0 million during the six months ended June 30, 2019 for a total of $10.6 million as of June 30, 2019. Our Board may, at any time and for any reason, unrestrict any internally restricted cash.

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

Although rates established by our Board are generally not currently subject to regulation by federal, state or other governmental agencies, we are currently required to submit our rate schedules to the New Mexico Public Regulation Commission, or NMPRC. The NMPRC currently only has regulatory authority over rates in New Mexico in the event three or more of our New Mexico Members file a request for such a review and such review is found to be qualified by the NMPRC. In 2012, the NMPRC suspended our Class A rate schedule (A-37) from going into effect in New Mexico, resulting in New Mexico Members paying different rates than Members in other states. See “Item 3 – LEGAL PROCEEDINGS” in our annual report on Form 10-K for the year ended December 31, 2018. In 2013, the COPUC also asserted rate jurisdiction regarding a rate complaint filed with the COPUC from three of our Colorado Members. In 2015, we and our three Colorado Members filed a joint motion with the COPUC to withdraw the complaint and dismiss the proceeding.

At our July 2019 Board meeting, our Board took action that will place us under wholesale rate regulation by the Federal Energy Regulatory Commission, or FERC. We are currently exempt from FERC wholesale rate regulation pursuant to the Federal Power Act because we are wholly‑owned by entities that are themselves not subject to rate regulation by FERC.   Each of our Members are not subject to rate regulation by FERC because each Member is either a public power district or an electric cooperative that does not currently sell more than 4 million MWhs annually. In order to no longer be exempt pursuant to the Federal Power Act, our Board, in accordance with our Bylaws, established a non-utility membership class and authorized entering into membership agreements with non-utility members. The non-utility membership class, as set forth in the membership agreements, will have a right to vote in an annual membership meeting, will have rights to patronage capital, and will have rights to liquidation proceeds, but will have no representation on our Board. Upon the admission of one or more members that is not an electric cooperative or a governmental entity, we will cease to be wholly-owned by such entities and such admission will eliminate our exemption from FERC regulation.

On July 23, 2019, we filed with FERC our initial tariff, including our stated rate cost of service filing, market based rate authorization, and transmission Open Access Transmission Tariff. Our FERC tariff filing included our current Class A rate schedule (A-40) for electric power sales to our Members as the wholesale rates payable by our Members. Upon acceptance by FERC of our rate filing and the effectiveness of a membership agreement with a non-utility member, we will become subject to general “public utility” regulation by FERC, including our rates for transmission service provided in the Western Interconnection. FERC’s regulation of our wholesale rates to our Members would eliminate the possibility of inconsistent rate jurisdiction by one or more states.

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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Operating Revenues

Our operating revenues are primarily derived from electric power sales to our Members and non‑member purchasers. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating revenues
Member electric sales	$284,658	$300,083	$(15,425)	(5.1)%
Non-member electric sales	16,774	15,059	1,715	11.4%
Other	13,156	12,371	785	6.3%
Total operating revenues	$314,588	$327,513	$(12,925)	(3.9)%

Energy sales to (in MWh):
Member electric sales	3,734,677	3,905,100	(170,423)	(4.4)%
Non-member electric sales	335,592	273,635	61,957	22.6%
	4,070,269	4,178,735	(108,466)	(2.6)%

•

Member electric sales decreased primarily due to lower Member energy needs because of milder temperatures and above average precipitation in many Members’ service territories during the three months ended June 30, 2019 compared to the same period in 2018.

Operating Expenses

Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating expenses
Purchased power	$78,467	$81,563	$(3,096)	(3.8)%
Fuel	51,747	48,301	3,446	7.1%
Production	52,078	62,397	(10,319)	(16.5)%
Transmission	40,882	41,900	(1,018)	(2.4)%
General and administrative	12,096	8,797	3,299	37.5%
Depreciation, amortization and depletion	38,144	39,555	(1,411)	(3.6)%
Coal mining	2,553	—	2,553	100.0%
Other	3,676	3,284	392	11.9%
Total operating expenses	$279,643	$285,797	$(6,154)	(2.2)%

•

Production expense decreased primarily due to decreased maintenance costs during the three months ended June 30, 2019 compared to the same period in 2018. Craig Generating Station Unit 3 experienced an unplanned maintenance outage that began in December 2017 and was brought back online in June 2018 which resulted in increased maintenance costs during the three months ended June 30, 2018 compared to the same period in 2019.

•

Coal mining expense increased due to the costs to provide coal from the Colowyo Mine to third parties during the three months ended June 30, 2019. There were no third party sales of coal from the Colowyo Mine during the same period in 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Operating Revenues

The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating revenues
Member electric sales	$583,589	$589,429	$(5,840)	(1.0)%
Non-member electric sales	43,504	31,921	11,583	36.3%
Other	27,412	24,671	2,741	11.1%
Total operating revenues	$654,505	$646,021	$8,484	1.3%

Energy sales to (in MWh):
Member electric sales	7,768,198	7,818,134	(49,936)	(0.6)%
Non-member electric sales	894,660	626,814	267,846	42.7%
	8,662,858	8,444,948	217,910	2.6%

•

Non-member electric sales increased primarily due to increased short-term market sales and more favorable pricing. Short-term market sales increased 202,851 MWhs, or 146.8 percent, to 341,005 MWhs for the six months ended June 30, 2019 compared to 138,154 MWhs for the same period in 2018. The average short-term market rate increased 24.2 percent for the six months ended June 30, 2019 compared to the same period in 2018.

Operating Expenses

The following is a summary of the components of our operating expenses for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating expenses
Purchased power	$149,423	$165,021	$(15,598)	(9.5)%
Fuel	136,897	100,241	36,656	36.6%
Production	99,838	113,192	(13,354)	(11.8)%
Transmission	80,024	81,964	(1,940)	(2.4)%
General and administrative	22,909	16,525	6,384	38.6%
Depreciation, amortization and depletion	76,289	79,643	(3,354)	(4.2)%
Coal mining	6,149	—	6,149	100.0%
Other	7,514	7,420	94	1.3%
Total operating expenses	$579,043	$564,006	$15,037	2.7%

•

Purchased power expense decreased primarily due to energy demands being met by increased generation from our generating facilities. Purchased power decreased (in MWhs) 17.5 percent for the six months ended June 30, 2019 compared to the same period in 2018. This decrease was partially offset by a 9.5 percent increase in the average price of purchased power during the six months ended June 30, 2019 compared to the same period in 2018.

•

Fuel expense increased due to greater generation from our generating facilities during the period. Net generation increased (in MWhs) 19.9 percent for the six months ended June 30, 2019 compared to the same period in 2018. The increase in generation is primarily attributable to the availability of Craig Generating Station Unit 3 during the six months ended June 30, 2019. Also included in fuel expense is an additional asset retirement obligation of $9.9 million due to the anticipated revision  to the New Horizon mine reclamation plan to accommodate an alternative post mine land use, including construction of a pond, necessary for final mine reclamation.

•

Production expense decreased primarily due to decreased maintenance costs during the period. Craig Generating Station Unit 3 experienced an unplanned maintenance outage that began in December 2017 and was brought back online in June 2018 which resulted in increased maintenance costs during the six months ended June 30, 2018 compared to the same period in the current year.

•

Coal mining expense increased due to the costs to provide coal from the Colowyo Mine to third parties during the six months ended June 30, 2019. There were no third party sales of coal from the Colowyo Mine during the same period in 2018.

Financial condition as of June 30, 2019 compared to December 31, 2018

The principal changes in our financial condition from December 31, 2018 to June 30, 2019 were due to increases and decreases in the following:

Assets

•

Deposits and advances increased $10.5 million, or 35.3 percent, to $40.1 million as of June 30, 2019 compared to $29.6 million as of December 31, 2018. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

Liabilities

•

Short-term borrowings increased $67.2 million, or 32.9 percent, to $271.3 million as of June 30, 2019 compared to $204.1 million as of December 31, 2018. Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. The increase was due to additional commercial paper issued between January 1, 2019 and June 30, 2019 to fund capital expenditures and working capital requirements.

•

Accrued property taxes decreased $9.5 million, or 33.3 percent, to $19.1 million as of June 30, 2019 compared to $28.6 million as of December 31, 2018. The decrease was primarily due to $28.5 million of property tax payments during 2019 (of which $17.3 million were paid during the second quarter of 2019) partially offset by accruals for property taxes due in future periods.

•

Current maturities of long-term debt decreased $22.0 million, or 22.9 percent, to $73.8 million as of June 30, 2019 compared to $95.8 million as of December 31, 2018. The decrease was primarily due to a decrease of $27.1 million for the First Mortgage Obligations, Series 2009 principal payment that is due during the second quarter of 2020. This decrease was partially offset by an increase of $3.4 million for the Springerville certificates principal payment that is due during the first quarter of 2020.

•

Regulatory liabilities decreased $8.8 million, or 6.4 percent, to $128.6 million as of June 30, 2019 compared to $137.4 million as of December 31, 2018.  The decrease was primarily due the June 2019 settlement of an interest rate swap. This interest rate swap was terminated with no associated debt issuance and no gain or loss was realized on our consolidated statements of operations.

•

Asset retirement obligations increased $10.9 million, or 19.9 percent, to $65.5 million as of June 30, 2019 compared to $54.6 million as of December 31, 2018. The increase was primarily due to an increased asset retirement obligation of $9.9 million for the anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use, including construction of a pond, necessary for final mine reclamation.

Liquidity and Capital Resources

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2019, we had $101.6 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2019 is as follows (dollars in thousands):

			Available
	Authorized		June 30,
	Amount		2019
2018 Revolving Credit Agreement	$650,000	(1)	$378,000	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)	The portion of this facility that was unavailable at June 30, 2019 was $272 million which was dedicated to support outstanding commercial paper.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million, or the 2018 Revolving Credit Agreement. The 2018 Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $228 million of the commercial paper back-up sublimit remained available as of June 30, 2019. As of June 30, 2019, we had $378 million of availability under the 2018 Revolving Credit Agreement.

The 2018 Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the 2018 Revolving Credit Agreement bear interest either at an adjusted LIBOR rate or an alternate base rate, at our option.  The adjusted LIBOR rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The alternate base rate is the highest of (a)

the federal funds rate plus ½ of 1.00%, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. We had no outstanding borrowings at June 30, 2019.

The 2018 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2018 Revolving Credit Agreement, which was $500 million at June 30, 2019, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $272 million of commercial paper outstanding (prior to netting discounts) at June 30, 2019.

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

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Operating activities.  Net cash provided by operating activities was $89.2 million for the six months ended June 30, 2019 compared to $25.8 million for the same period in 2018, an increase of $63.4 million. The increase in cash provided by operating activities was primarily impacted by a decrease in coal inventory (due to lower coal production tons at the Colowyo Mine), a decrease in other accounts receivable related to the settlement of insurance recoveries and an increase in cash collected from Member accounts receivable.

Investing activities.  Net cash used in investing activities was $89.3 million for the six months ended June 30, 2019 compared to $111.2 million for the same period in 2018, a decrease of $21.9 million. The decrease was primarily due to lower capital expenditures in 2019 compared to the same period in 2018 for the development of the Collom mining pit at the Colowyo mine.

Financing activities.  Net cash used in financing activities was $9.0 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $56.0 million for the same period in 2018, a decrease in cash provided by financing activities of $65.0 million. The decrease was primarily due to lower proceeds from issuance of long-term debt of $25.1 million, higher principal payments of long-term debt of $19.0 million (primarily for the Springerville certificates), a decrease in short-term borrowings of $9.5 million and higher patronage capital retirements to our Members of $6.2 million.

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

Contractual Commitments

Indebtedness.  As of June 30, 2019, we had $3.5 billion in outstanding obligations, including approximately $2.8 billion of debt outstanding secured on a parity basis under our Master Indenture, $272.0 million in short-term borrowings, one unsecured loan agreement totaling $30.8 million and the Springerville certificates totaling $371.2 million (which are secured only by a mortgage and lien on Springerville Unit 3 and the Springerville lease). Our debt secured by the lien of our Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of one unsecured note), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, First Mortgage Bonds, Series 2016A, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the 2018 Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture.

Operating Lease Obligations.  We have a 10-year power purchase agreement with AltaGas Brush Energy, Inc. to toll natural gas at the Brush Generating Station for 70 MWs, which ends on December 31, 2019. We account for this power purchase agreement as an operating lease because it conveys to us the right to use power generating equipment for a stated period of time.

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

The Colorado General Assembly has chosen to pursue carbon reductions to meet the Governor’s goal, rather than an increased RPS. The Colorado General Assembly in 2019 passed House Bill 19-1261, Climate Action Plan to Reduce

Pollution, which was signed by the Colorado Governor on May 30, 2019. The legislation requires that the Air Quality Control Commission develop rules to reduce statewide greenhouse gas emissions 26 percent by 2025, 50 percent by 2030, and 90 percent by 2050, relative to 2005 emissions.

The New Mexico and Colorado legislation is expected to have a material impact on our operations and our future generation portfolio; however until the final rules are enacted that implement the respective legislation, it is not yet possible to estimate the impacts on our operations or future generation portfolio.  The impacts could include modifications to the design or operation of existing facilities, increases in our operating expenses and increases in our recovery of stranded costs, investments in new generation and transmission, and decreases in operations or closure of our fossil fuel generating facilities prior to their current depreciable lives.

Collom Air Permit

On July 25, 2018, the Center for Biological Diversity and Sierra Club filed a complaint against the Colorado Department of Public Health and Environment, or CDPHE, in opposition to CDPHE’s issuance of an air permit for construction and operation of the Collom pit at the Colowyo Mine. We and Colowyo Coal Company LP on August 23, 2018 filed an unopposed motion to intervene and answer to the complaint. The CDPHE on September 4, 2018 filed an answer and defenses to the complaint. On February 14, 2019, the court issued a stay of the case proceedings until May 1, 2019, while CDPHE processes a permit revision. As the permit revision was still pending on April 30, 2019, we filed a Motion for Stay Extension. On May 21, 2019, the Center for Biological Diversity and Sierra Club filed an Opposition to Motion for Stay Extension.  On May 28, 2019, the court granted our motion to extend the stay until October 29, 2019. The court order requires parties to file a Joint Status Report by October 8, 2019.

Affordable Clean Energy Rule

On July 8, 2019, the Environmental Protection Agency, or EPA, published the final Affordable Clean Energy rule, or ACE Rule, to repeal and replace the Clean Power Plan, or CPP. Implementation of the CPP has been stayed by the United States Supreme Court since 2016. The ACE Rule requires states to develop unit-specific carbon dioxide emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. Combustion turbines, including natural gas combined cycles, are not included as affected sources in the ACE Rule. The ultimate impact of the ACE Rule, including the repeal and replacement of the CPP, to us will depend on state implementation plan requirements and the outcome of any associated legal challenges and cannot be determined at this time. It is too early to know how each state in which we operate will administer the ACE Rule. If a state implements a very strict interpretation of the rule, it may have a material impact on our operations.

For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1A — RISK FACTORS” in our annual report on Form 10-K for the year ended December 31, 2018.

Other Legislative Changes Impacting Us

The Colorado General Assembly in 2019 passed legislation that revises processes undertaken by the COPUC. Senate Bill 19-236, Sunset Public Utilities Commission, which was signed by the Colorado Governor on May 30, 2019, continues the COPUC for seven years. Among other provisions, the bill requires us to file and obtain COPUC approval for integrated or electric resource plans and directs the COPUC to require electric public utilities to consider the cost of carbon dioxide emissions in certain proceedings. The bill could have a material impact on our operations and our future generation portfolio; however, until the final rules are enacted that implement the bill, it is not yet possible to estimate the impacts on our operations or future generation portfolio.

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

We currently have contracts that require adequate assurance of performance. These include natural gas supply contracts, coal purchase contracts, and financial risk management contracts. Some of the contracts are directly tied to our credit rating generally being maintained at or above investment grade by S&P and Moody’s. We may enter into additional contracts which may contain similar adequate assurance requirements. If we are required to provide such adequate assurances, we do not believe the amounts will be significant or that they will have a material adverse effect on our financial condition or our future results of operations.

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

Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. DMEA, which constituted approximately 3.4 percent of our revenue from Member sales for the six months ended June 30, 2019, requested an exit cost calculation from us and we provided to DMEA a calculation of potential terms for withdrawal. On December 6, 2018, DMEA filed a formal complaint with the COPUC alleging the COPUC has jurisdiction over the equitable terms and conditions as our Board may prescribe for withdrawal and that the calculation of the potential buyout terms provided to DMEA was unjust, unreasonable, and discriminatory. On January 15, 2019, we filed a motion to dismiss with the COPUC because the COPUC does not have jurisdiction over the complaint. On

February 19, 2019, the COPUC issued a written interim decision setting the matter for a 5-day evidentiary hearing beginning on June 17, 2019. On April 1, 2019, the COPUC issued a written interim decision denying our motion to dismiss. On March 15, 2019, DMEA filed its direct testimony and we filed our answer testimony on April 29, 2019. On May 14, 2019, DMEA requested a 30-day extension to file rebuttal testimony and a continuance of the hearing beginning on June 17, 2019. On May 24, 2019, the COPUC entered an interim decision granting DMEA’s motion for extension, vacating the procedural schedule, and ordering the parties to submit a revised procedural schedule, and extending the rebuttal testimony deadline to June 28, 2019. On June 6, 2019, the COPUC scheduled a 5-day hearing to commence on August 12, 2019. On July 19, 2019, we signed a settlement agreement with DMEA that provides for their withdrawal from us as permitted by our Bylaws, the transfer of certain transmission assets to DMEA, and the payment to us of a withdrawal payment. The amount of the withdrawal payment was the product of the negotiated settlement with DMEA and is unique to DMEA because of the amounts associated with the transmission assets being transferred and patronage capital, and the date of withdrawal of DMEA from us. The specific terms of the settlement will be set forth in a withdrawal agreement and the parties are to cooperate to complete DMEA’s withdrawal effective May 1, 2020.  On July 19, 2019, the parties also filed a stipulation to dismiss DMEA’s formal complaint with COPUC.

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

Tri-State Generation and Transmission Association, Inc.

Date: August 9, 2019	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 9, 2019		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)