Form 10-Q
period 2019-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2019-11-13
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$6,049,319	$5,899,128
Construction work in progress	147,490	207,732
Total electric plant	6,196,809	6,106,860
Less allowances for depreciation and amortization	(2,607,309)	(2,499,376)
Net electric plant	3,589,500	3,607,484
Other plant	408,777	384,650
Less allowances for depreciation, amortization and depletion	(112,488)	(110,939)
Net other plant	296,289	273,711
Total property, plant and equipment	3,885,789	3,881,195
Other assets and investments
Investments in other associations	162,738	161,487
Investments in and advances to coal mines	18,098	18,928
Restricted cash and investments	24,344	10,606
Intangible assets, net of accumulated amortization	—	3,662
Other noncurrent assets	9,303	9,022
Total other assets and investments	214,483	203,705
Current assets
Cash and cash equivalents	95,919	116,858
Restricted cash and investments	168	126
Deposits and advances	42,811	29,641
Accounts receivable—Members	109,565	107,572
Other accounts receivable	21,554	22,434
Coal inventory	51,961	55,883
Materials and supplies	96,729	93,786
Total current assets	418,707	426,300
Deferred charges
Regulatory assets	462,038	437,377
Prepayment—NRECA Retirement Security Plan	28,205	31,837
Other	49,928	46,453
Total deferred charges	540,171	515,667
Total assets	$5,059,150	$5,026,867
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,076,503	$1,015,754
Accumulated other comprehensive income	174	375
Noncontrolling interest	110,602	110,169
Total equity	1,187,279	1,126,298
Long-term debt	3,068,693	3,109,301
Total capitalization	4,255,972	4,235,599
Current liabilities
Member advances	12,378	13,988
Accounts payable	104,987	105,009
Short-term borrowings	227,182	204,145
Accrued expenses	29,678	40,285
Current asset retirement obligations	2,294	2,183
Accrued interest	47,761	32,070
Accrued property taxes	28,300	28,582
Current maturities of long-term debt	80,161	95,757
Total current liabilities	532,741	522,019
Deferred credits and other liabilities
Regulatory liabilities	128,439	137,369
Deferred income tax liability	17,173	18,098
Asset retirement obligations	65,990	54,589
Other	48,928	50,266
Total deferred credits and other liabilities	260,530	260,322
Accumulated postretirement benefit and postemployment obligations	9,907	8,927
Total equity and liabilities	$5,059,150	$5,026,867

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
Member electric sales	$358,586	$353,487	$942,175	942,916
Non-member electric sales	28,339	31,004	71,843	62,925
Other	12,128	13,666	39,540	38,337
	399,053	398,157	1,053,558	1,044,178

Operating expenses
Purchased power	103,525	106,166	252,948	271,187
Fuel	67,374	67,840	204,271	168,081
Production	48,619	52,558	148,457	165,750
Transmission	42,305	40,291	122,329	122,255
General and administrative	12,978	6,398	35,887	22,923
Depreciation, amortization and depletion	40,590	38,977	116,879	118,620
Coal mining	1,675	637	7,824	637
Other	4,640	3,897	12,154	11,317
	321,706	316,764	900,749	880,770

Operating margins	77,347	81,393	152,809	163,408

Other income
Interest	1,364	1,323	4,156	3,762
Capital credits from cooperatives	1,186	1,272	4,520	5,472
Other	14,314	1,466	16,226	3,609
	16,864	4,061	24,902	12,843

Interest expense, net of amounts capitalized	38,030	38,377	113,954	115,380

Income tax benefit	(77)	(151)	(231)	(453)

Net margins including noncontrolling interest	56,258	47,228	63,988	61,324
Net income attributable to noncontrolling interest	(1,113)	(830)	(3,239)	(2,454)
Net margins attributable to the Association	$55,145	$46,398	$60,749	$58,870

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net margins including noncontrolling interest	$56,258	$47,228	$63,988	$61,324
Other comprehensive income (loss):
Reclassification of unrealized gain on securities available for sale included in net margin	—	—	—	(159)
Amortization of prior service cost (credit)	(10)	(20)	13	(59)
Unrecognized prior service cost	—	—	(214)	—
Other comprehensive income (loss)	(10)	(20)	(201)	(218)

Comprehensive income (loss) including noncontrolling interest	56,248	47,208	63,787	61,106
Net comprehensive income attributable to noncontrolling interest	(1,113)	(830)	(3,239)	(2,454)

Comprehensive income (loss) attributable to the Association	$55,135	$46,378	$60,548	$58,652

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Patronage capital equity at beginning of period	$1,021,358	$1,015,492	$1,015,754	$1,003,020

Net margins attributable to the Association	55,145	46,398	60,749	58,870
Patronage capital equity at end of period	1,076,503	1,061,890	1,076,503	1,061,890

Accumulated other comprehensive income (loss) at beginning of period	184	(408)	375	(210)

Reclassification adjustment for unrealized gain on securities available for sale included in net margin	—	—	—	(159)
Amortization of prior service cost (credit)	(10)	(20)	13	(59)
Unrecognized prior service cost	—	—	(214)	—
Accumulated other comprehensive income (loss) at end of period	174	(428)	174	(428)

Noncontrolling interest at beginning of period	110,841	110,061	110,169	111,295

Net comprehensive income attributable to noncontrolling interest	1,113	830	3,239	2,454
Equity distribution to noncontrolling interest	(1,352)	(1,555)	(2,806)	(4,413)
Noncontrolling interest at end of period	110,602	109,336	110,602	109,336
Total equity at end of period	$1,187,279	$1,170,798	$1,187,279	$1,170,798

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net margins including noncontrolling interest	$63,988	$61,324
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	116,879	118,620
Amortization of intangible asset	3,662	5,493
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	1,773	2,210
Impairment loss - Nucla	37,067	—
Deferred Nucla impairment loss	(37,067)	—
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(486)	(1,493)
Changes in operating assets and liabilities:
Accounts receivable	(155)	(18,721)
Coal inventory	3,922	(27,040)
Materials and supplies	(2,943)	(1,854)
Accounts payable and accrued expenses	3,418	(8,734)
Accrued interest	15,691	17,696
Accrued property taxes	(282)	684
Other	(7,581)	(13,791)
Net cash provided by operating activities	201,915	138,423

Investing activities
Purchases of plant	(149,396)	(199,261)
Changes in deferred charges	(6,277)	(1,547)
Proceeds from other investments	65	64
Net cash used in investing activities	(155,608)	(200,744)

Financing activities
Changes in Member advances	(5,351)	257
Payments of long-term debt	(91,884)	(73,943)
Proceeds from issuance of long-term debt	34,910	60,000
Debt issuance costs	(13)	—
Increase in short-term borrowings, net	23,036	61,530
Retirement of patronage capital	(11,101)	(4,852)
Equity distribution to noncontrolling interest	(2,806)	(4,413)
Other	(257)	(1,545)
Net cash provided by (used in) financing activities	(53,466)	37,034

Net decrease in cash, cash equivalents and restricted cash and investments	(7,159)	(25,287)
Cash, cash equivalents and restricted cash and investments – beginning	127,590	150,965
Cash, cash equivalents and restricted cash and investments – ending	$120,431	$125,678

Supplemental cash flow information:
Cash paid for interest	$103,782	$102,916
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(873)	$67

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for an entire year or any other period.

The accompanying financial statements reflect the consolidated accounts of Tri-State Generation and Transmission Association, Inc. (“Tri-State”, “we”, “our”, “us” or “the Association”), our wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 17 – Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities.

We are a taxable wholesale electric power generation and transmission cooperative, incorporated under the laws of the State of Colorado in 1952. As of September 30, 2019, we had two classes of members – all requirements electric members known as the Class A members and non-utility members. For our Class A members, we provide electric power to our forty-three electric distribution member systems (“Member(s)”) pursuant to long-term wholesale electric service contracts. On September 3, 2019, a membership agreement with a non-utility member, MIECO, Inc., became effective and we notified the Federal Energy Regulatory Commission (“FERC”) of such. The admission of the new member that was not an electric cooperative or governmental entity resulted in us no longer being exempt from FERC wholesale rate regulation pursuant to the Federal Power Act. Our sole non-utility member supplies natural gas to several of our generation facilities located in New Mexico and Colorado. We have eliminated all significant intercompany balances and transactions in consolidation.

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

Our share in each jointly owned facility is as follows as of September 30, 2019 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$396,111	$243,788	$65
MBPP - Laramie River Station	27.13%	487,049	297,800	3,961
Total		$883,160	$541,588	$4,026

NOTE 2 – ACCOUNTING FOR RATE REGULATION

We are subject to the accounting requirements related to regulated operations. In accordance with these accounting requirements, some revenues and expenses have been deferred at the discretion of our Board of Directors (“Board”) if it is probable that these amounts will be refunded or recovered through future rates. Prior to September 3, 2019, our Board had sole budgetary and rate-setting authority. On September 3, 2019, we became a  FERC jurisdictional public utility and our Board’s rate setting authority is now subject to FERC approval. Regulatory assets are costs that we expect to recover from our Members based on rates approved by the applicable authority. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to our Members based on rates approved by the applicable authority. We recognize regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expense concurrent with their recovery in rates.

Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Regulatory assets
Deferred income tax expense (1)	$17,173	$18,098
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	84,287	86,005
Goodwill – J.M. Shafer (3)	49,857	51,994
Goodwill – Colowyo Coal (4)	37,453	38,227
Deferred debt prepayment transaction costs (5)	143,088	149,559
Deferred Holcomb expansion impairment loss (6)	93,494	93,494
Deferred Nucla impairment loss (7)	36,686	—
Total regulatory assets	462,038	437,377

Regulatory liabilities
Interest rate swap - unrealized gain (8)	—	8,576
Interest rate swap - realized gain (9)	3,861	4,215
Deferred revenues (10)	82,006	82,006
Membership withdrawal (11)	42,572	42,572
Total regulatory liabilities	128,439	137,369
Net regulatory asset	$333,599	$300,008

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

(6)

Represents deferral of the impairment loss related to development costs, including costs for the option to purchase development rights for the expansion of the Holcomb Generating Station. Beginning January 2020, the deferred impairment loss is expected be amortized to other operating expenses in the amount of $4.7 million annually over the 20-year period ending in 2039 and recovered from our Members in rates.

(7)

In July 2019, the Board took action for the early retirement of the Nucla Generating Station and the deferral of any impairment loss in accordance with accounting for rate regulation. In conjunction with the early retirement, we recognized an impairment loss of $37.1 million during the third quarter of 2019. On September 19, 2019, the Nucla Generating Station was officially retired from service. The deferred impairment loss is being amortized to depreciation, amortization and depletion expense over the 3.3-year period ending in December 2022 and recovered from our Members in rates.

(8)

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

Investments in other associations are as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Basin Electric Power Cooperative	$118,115	$118,115
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,761	11,704
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,953	16,018
CoBank, ACB	10,201	9,062
Western Fuels Association, Inc.	2,408	2,392
Other	4,300	4,196
Investments in other associations	$162,738	$161,487

Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2019 or during 2018.

NOTE 4 – INVESTMENTS IN AND ADVANCES TO COAL MINES

We have direct ownership and investments in coal mines to support our coal generating resources. We, and certain participants in the Yampa Project, are members of Trapper Mining, which is organized as a cooperative and is the owner and operator of the Trapper Mine near Craig, Colorado. Our investment in Trapper Mining is recorded using the equity method. In addition, we have ownership in Western Fuels Association, Inc. (“WFA”), which is an owner of Western Fuels‑Wyoming, Inc. (“WFW”), the owner and operator of the Dry Fork Mine near Gillette, Wyoming. Dry Fork Mine provides coal to the Laramie River Generating Station (owned by the participants of MBPP). We, through our undivided interest in the jointly owned facility of MBPP, advance funds to the Dry Fork Mine.

Investments in and advances to coal mines are as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Investment in Trapper Mine	$15,748	$15,350
Advances to Dry Fork Mine	2,350	3,578
Investments in and advances to coal mines	$18,098	$18,928

NOTE 5 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND INVESTMENTS

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of cash equivalents approximates their carrying values due to their short-term maturity.

Restricted cash and investments represent funds designated by our Board for specific uses and funds restricted by contract or other legal reasons. A portion of the funds are amounts that have been restricted by contract that are expected to be settled within one year. These funds are therefore classified as current on our consolidated statements of financial position. The other funds are for amounts restricted by contract or other legal reasons that are expected to be settled beyond one year. These funds are classified as noncurrent and are included in other assets and investments on our consolidated statements of financial position.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$95,919	$116,858
Restricted cash and investments - current	168	126
Restricted cash and investments - noncurrent	24,344	10,606
Cash, cash equivalents and restricted cash and investments	$120,431	$127,590

Our Board Policy for Financial Goals and Capital Credits was revised in 2018 to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. In connection with such policy, our Board has internally restricted cash in the amount of $19.4 million and $4.6 million as of September 30, 2019 and December 31, 2018, respectively, which is included in restricted cash and investments - noncurrent.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Accounts Receivable

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.

Contract liabilities (unearned revenue)

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2019, we recognized $0.6 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivable - Members	$109,565	$107,572

Other accounts receivable - trade:
Non-member electric sales	5,465	6,998
Other	14,974	6,006
Total other accounts receivable - trade	20,439	13,004
Other accounts receivable - nontrade	1,115	9,430
Total other accounts receivable	$21,554	$22,434

Contract liabilities (unearned revenue)	$7,257	$7,906

Other accounts receivable increased primarily due to a retroactive royalty rate reduction granted to Colowyo Mine by the Office of Natural Resources Revenue. The decision reduces the royalty rate from 12.5 percent to 8 percent for coal extracted under certain leases from September 1, 2015 through June 30, 2019.

NOTE 7 – OTHER DEFERRED CHARGES

The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30,	December 31,
	2019	2018
Preliminary surveys and investigations	$22,214	$20,660
Advances to operating agents of jointly owned facilities	19,662	13,161
Interest rate swap	—	8,576
Operating lease right-of-use assets	3,798	—
Other	4,254	4,056
Total other deferred charges	$49,928	$46,453

We make expenditures for preliminary surveys and investigations for the purpose of determining the feasibility of contemplated generation and transmission projects. If construction results, the preliminary survey and investigation expenditures will be reclassified to electric plant ‑ construction work in progress. If the work is abandoned, the related preliminary survey and investigation expenditures will be charged to the appropriate operating expense account. The expense could be deferred as a regulatory asset to be recovered from our Members in rates subject to approval by the applicable authority.

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

A right-of-use asset represents a lessee’s right to control the use of the underlying asset for the lease term. Right-of-use assets are included in other deferred charges and presented net of accumulated amortization. See Note 15 – Leases.

NOTE 8 – LONG-TERM DEBT

We have $3.1 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $28.9 million as of September 30, 2019. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement and equity to capitalization ratio requirement.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million (“2018 Revolving Credit Agreement”) that expires on April 25, 2023. We had no outstanding borrowings under the 2018 Revolving Credit Agreement as of September 30, 2019. As of September 30, 2019, we had $422.0 million in availability (including $272.0 million under the commercial paper back-up sublimit) under the 2018 Revolving Credit Agreement.

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total debt	$3,170,688	$3,227,663
Less debt issuance costs	(28,014)	(29,775)
Less debt discounts	(9,966)	(10,139)
Plus debt premiums	16,146	17,309
Total debt adjusted for debt issuance costs, discounts and premiums	3,148,854	3,205,058
Less current maturities	(80,161)	(95,757)
Long-term debt	$3,068,693	$3,109,301

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

Commercial paper consisted of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Commercial paper outstanding, net of discounts	$227,182	$204,145
Weighted average interest rate	2.21%	2.65%

At September 30, 2019, $272.0 million of the commercial paper back-up sublimit remained available under the 2018 Revolving Credit Agreement. See Note 8 – Long-Term Debt.

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

Aggregate carrying amounts of asset retirement obligations are as follows (dollars in thousands):

Nine Months Ended
September 30,
2019
Asset retirement obligations at beginning of period	$56,772
Liabilities incurred	9,900
Liabilities settled	(543)
Accretion expense	1,869
Change in cash flow estimate	286
Total asset retirement obligations at end of period	$68,284
Less current asset retirement obligations at end of period	(2,294)
Long-term asset retirement obligations at end of period	$65,990

The additional environmental reclamation obligation liability of $9.9 million was due to anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use as necessary for final mine reclamation. We continue to evaluate the New Horizon mine post reclamation obligation and will make adjustments to the obligation as needed.

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

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30,	December 31,
	2019	2018
Transmission easements	$20,687	$20,966
Operating lease liabilities - noncurrent	2,001	—
Contract liabilities (unearned revenue) - noncurrent	4,311	4,592
Customer deposits	2,367	2,458
Other	19,562	22,250
Total other deferred credits and other liabilities	$48,928	$50,266

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $31.8 million will be paid by us for these easements from 2019 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $20.7 and $21.0 million as of September 30, 2019 and December 31, 2018, respectively, which are recorded as other deferred credits and other liabilities.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at September 30, 2019, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles.

The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

September 30,
2019
Postretirement medical benefit obligation at beginning of period	$8,556
Service cost	508
Interest cost	216
Benefit payments (net of contributions by participants)	(398)
Postretirement medical benefit obligation at end of period	$8,882
Postemployment medical benefit obligation at end of period	371
Total postretirement and postemployment medical obligations at end of period	$9,253

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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

September 30,
2019
Amounts included in accumulated other comprehensive income at beginning of period	$375
Amortization of prior service credit into other income	(59)
Amounts included in accumulated other comprehensive income at end of period	$316

Defined Benefit Plans

We participate in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees. Eligible employees include the Chief Executive Officer and any other employees that become eligible. All our executive employees currently participate in one of the following pension restoration plans: the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the defined benefit plan. As of September 30, 2019, the executive benefit restoration obligation included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position was $0.7 million.

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

In addition to our Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-member electric sales:
Long-term contracts	$12,647	$11,985	$35,241	$34,457
Short-term contracts	15,692	19,019	36,602	28,468
Other	12,128	13,666	39,540	38,337
Total non-member electric sales and other operating revenue	$40,467	$44,670	$111,383	$101,262

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

Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and progress of completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.

NOTE 14 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, any income tax expense or benefit on our consolidated statements of operations includes only the current provision. Our consolidated statements of operations included an income tax benefit of $0.2 million for the nine months ended September 30, 2019 and $0.5 million for the comparable period in 2018. These income tax benefits are due to an alternative minimum tax credit refund.

NOTE 15 – LEASES

Leasing Arrangements As Lessee

We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Right-of-use assets are included in other deferred charges, the current portion of lease liabilities is included in current liabilities and the long-term portion of lease liabilities is included in other deferred credits and other liabilities on our consolidated statements of financial position.

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

Rent expense for all short-term and long-term operating leases was $1.8 million for the three months ended September 30, 2019 and $1.9 million for the comparable period in 2018. Rent expense for all short-term and long-term operating leases was $5.4 million for the nine months ended September 30, 2019 and $5.9 million for the comparable period in 2018. Rent expense is included in operating expenses on our consolidated statements of operations. As of September 30, 2019, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

September 30,
2019
Operating leases
Operating lease right-of-use assets	$7,941
Less: Accumulated amortization	(4,143)
Net operating lease right-of-use assets	$3,798

Operating lease liabilities - current	$1,970
Operating lease liabilities - noncurrent	2,001
Total operating lease liabilities	$3,971

Operating leases
Weighted average remaining lease term (years)	4.8
Weighted average discount rate	5.58%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$2,035
Year 2	509
Year 3	362
Year 4	280
Year 5	251
Thereafter	990
Total lease payments	$4,427
Less imputed interest	(456)
Total	$3,971

Leasing Arrangements As Lessor

We have lease agreements as lessor for certain operational assets and had a lease agreement as lessor for power generating equipment at the J.M. Shafer Generating Station. Under the power sales arrangement at the J.M. Shafer Generating Station that expired on June 30, 2019, we were required to account for the arrangement as an operating lease since it conveyed to a third party the right to direct the use of 122 megawatts of the 272 megawatt generating capability of the J.M. Shafer Generating Station whereby the third party provided its own natural gas for generation of electricity. The revenue from these lease agreements of $1.6 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively, and $10.5 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively, are included in other operating revenue on our consolidated statements of operations.

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

	As of September 30, 2019		As of December 31, 2018
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$594	$582	$818	$712

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $92.2 million as of September 30, 2019 and $107.2 million as of December 31, 2018.

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

	As of September 30, 2019		As of December 31, 2018
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,170,688	$3,682,338	$3,227,663	$3,421,753

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

Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Net electric plant	$780,945	$794,549
Noncontrolling interest	$110,602	$110,169
Long-term debt	$381,222	$416,057
Accrued interest	$4,420	$12,056

Our consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation, amortization and depletion	$4,534	$4,534	$13,603	$13,603
Interest	$6,281	$6,861	$19,045	$20,656

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

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”):  WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA, through its ownership in Western Fuels-Wyoming, supplies fuel to MBPP for the use at the Laramie River Station. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.4 million at September 30, 2019 and December 31, 2018 and is included in investments in other associations.

Western Fuels – Wyoming (“WFW”):  WFW, the owner and operator of the Dry Fork Mine in Gillette, WY, was organized for the purpose of acquiring and supplying coal, through long-term coal supply agreements, to be used in the production of electric energy at the Laramie River Station (owned by the participants of MBPP) and at the Dry Fork Station (owned by Basin). WFA owns 100 percent of the class AA shares and 75 percent of the class BB shares of WFW, while the participants of MBPP (of which we have a 27.13 percent undivided interest) own the remaining 25 percent of class BB shares of WFW. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Dry Fork Mine and therefore the coal supply agreements provide the financial support for the operation of the Dry Fork Mine. There is not sufficient equity at risk at WFW for it to finance its activities without additional financial support. Therefore, WFW is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFW’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the equity interest holders since each member has representation on the WFW board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of WFW and the entity is not consolidated. Our investment in WFW, accounted for using the cost method, was $0.1 million at September 30, 2019 and December 31, 2018 and is included in investments in other associations.

Trapper Mining, Inc. (“Trapper Mining”):  Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project.  We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $15.7 million at September 30, 2019 and $15.4 million at December 31, 2018.

NOTE 18 – LEGAL

Other than as disclosed below, we do not expect any litigation or proceeding pending or threatened against us to have a potential material effect on our financial condition, results of operations or cash flows.

Pursuant to a long-term transmission agreement with another utility, such utility pays for and has firm rights to transfer power and energy across a transmission path in Colorado. Such right to payment and obligation to provide the transfer is borne equally by us and another entity. Due to the current capacity of the transmission path, such utility’s firm rights have been curtailed. The utility disputes its obligation to pay due to the current capacity of the transmission path and claims we, along with the other entity, are in breach of such transmission agreement. The utility has claimed damages caused by the alleged breach of approximately $6.9 million, plus interest, attorney fees, and any future damages. The other entity has filed a cross-claim against us claiming we are responsible for such entity’s share of any damages. The matter has been scheduled for arbitration commencing in January 2020. It is not possible to predict whether we will incur any liability in connection with this matter.

At our July 2019 Board meeting, our Board authorized us to take action to place us under wholesale rate regulation by FERC. On July 23, 2019, we filed with FERC our initial tariff, including our stated rate cost of service filing, market based rate authorization, and transmission Open Access Transmission Tariff. Our FERC tariff filing included our current Class A rate schedule for electric power sales to our Members as the wholesale rates payable by our Members.  On September 3, 2019, a membership agreement with a non-utility member became effective and we notified FERC of such and requested a partial waiver.  The admission of the new member that was not an electric cooperative or governmental entity resulted in us no longer being exempt from FERC wholesale rate regulation pursuant to the Federal Power Act. On October 4, 2019, FERC issued an order rejecting our filings without prejudice to us submitting a more complete set of filings that cure the deficiencies set forth in such order.  We expect to file with FERC a revised set of filings addressing the deficiencies set forth in FERC’s order before the end of 2019 and request a partial wavier. As a FERC-jurisdictional public utility currently making sales and provides services without satisfying the Federal Power Act’s filing obligations and FERC’s prior notice requirements, FERC may require us to refund to our customers certain amounts collected for the entire period that the rate was collected without FERC’s authorization, including Member and non-member electric sales and wheeling revenue.  FERC may also impose civil penalties. It is not possible to predict if FERC will require us to refund amounts to our customers or if FERC will impose civil penalties or to estimate any liability associated with such.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We are organized for the purpose of providing electricity to our 43 member electric distribution systems known as our Class A members, or Members, that serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long‑term contracts and short‑term sale arrangements. Our Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and communities, as well as large and small businesses and industries.

We supply and transmit our Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short term energy purchases. We own, lease, have undivided percentage interests in, have tolling arrangements or long-term purchase contracts with respect to, various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,419 megawatts, or MWs, of which approximately 1,059 MWs comes from renewables. In 2018, we estimate that nearly a third of the energy delivered by us and our Members to our Members’ customers came from non-carbon emitting resources. In December 2018, we executed a 100 MW solar-based power purchase agreement for the Spanish Peaks Solar Project that is expected to achieve commercial operation in 2023. In February 2019, we executed a 104 MW wind-based power purchase agreement for the Crossing Trails Wind Farm that is expected to achieve commercial operation in 2020. Upon commercial operation of these two renewable generating facilities, our renewable generation portfolio is expected to increase to 1,263 MWs.  In June 2019, we issued our sixth request for proposal for renewable energy resources. The 2019 request for proposal seeks projects of 10 MWs to 200 MWs with terms of 10 to 25 years.

We sold 13.8 million megawatt hours, or MWhs, for the nine months ended September 30, 2019, of which 89.6 percent was to Members. Total revenue from electric sales was $1.0 billion for the nine months ended September 30, 2019, of which 92.9 percent was from Member sales. Our results for the nine months ended September 30, 2019 were primarily impacted by seasonal weather changes.

•	Non-member electric sales increased by $8.9 million, or 14.2 percent, primarily due to increased short-term market sales and higher market pricing.
•	Fuel expense increased $36.2 million, or 21.5 percent, primarily due to greater generation from our generating facilities during the period.
•	Purchased power expense decreased $18.2 million, or 6.7 percent, primarily due to increased availability of Craig Generating Station Unit 3 and decreased demand for market purchases of power.

Our Bylaws and Wholesale Electric Service Contracts

Pursuant to our Bylaws, each Member is required to purchase from us the electric power and energy provided in the wholesale electric service contract with such Member. Our wholesale electric service contracts with our Members extending through 2050 for 42 Members (which constitute approximately 96.9 percent of our revenue from Member sales for the nine months ended September 30, 2019) and extending through 2040 for the remaining Member (Delta-Montrose Electric Association, or DMEA) are substantially similar. These contracts are subject to automatic extension thereafter until either party provides at least a two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Member and obligates the Member to purchase and receive, at least 95 percent of its electric power requirements from us. Each Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Member. As of September 30, 2019, 21 Members have enrolled in this program with capacity totaling approximately 137 MWs of which 113 MWs are in operation.

Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board of Directors, or Board, may prescribe; provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. From time to time, a Member may request equitable terms and conditions as our Board may prescribe for withdrawal or we may provide for informational purposes to all or a portion of our Members equitable terms and conditions for withdrawal. In addition, from time to time, we may be in discussions with a Member regarding the equitable terms and conditions for withdrawal and their request for withdrawal, including granting a Member permission to explore options for potential alternative supplies of power known as shopping letters. However, any such permission is not considered authorization to withdraw and does not change the Member’s requirements and obligation to comply with such equitable terms and conditions as our Board may prescribe. As part of the contract committee considering alternative contracts with its Members, including partial requirements contracts, and the interaction with shopping letters and the make-whole number for a Member to meet all its contractual obligations to us, at our September 2019 Board meeting, our Board approved a temporary suspension of the policy and practice of providing its Members with make-whole numbers and shopping letters. The suspension is expected to continue until the contract committee has completed its work and provided recommendations to our Board, our Board has had an opportunity to consider and act upon such recommendations, and our Board has fully assessed the financial impacts of Member withdrawals and/or the offering of alternative contracts. At our September 2019 Board meeting, our Board also authorized the contract committee to consider alternative methods to determine the make-whole number with a goal of completing such work prior to our annual meeting in April 2020.

In July 2019, we reached a settlement with DMEA that provides for their withdrawal from us as permitted by our Bylaws, the resolution of all litigation with DMEA regarding various matters, the transfer of certain transmission assets to DMEA, and the payment to us of a withdrawal payment. The amount of the withdrawal payment was the product of the negotiated settlement with DMEA and is unique to DMEA because of the amounts associated with the transmission assets being transferred and patronage capital, and the date of withdrawal of DMEA from us. The specific terms of the settlement will be set forth in a withdrawal agreement and the parties are to cooperate to complete DMEA’s withdrawal effective May 1, 2020.

In November 2019, La Plata Electric Association, Inc., or LPEA, filed a formal complaint with the Colorado Public Utilities Commission, or COPUC, alleging that we have hindered LPEA’s ability to seek withdrawal from us. LPEA alleges, among other things, that our Board’s temporary suspension of providing Members with make-whole numbers is unlawful. LPEA seeks for the COPUC to issue an order related to our temporary suspension and for the COPUC to establish the make-whole number.  We are evaluating the complaint filed by LPEA.

In November 2019, United Power, Inc., or United, filed a formal complaint with the COPUC alleging that we have hindered United’s ability to explore its power supply options by either withdrawing from us or continuing as a member under a partial requirements contract. United alleges, among other things, that we have failed to provide a just, reasonable, and non-discriminatory make-whole number. United seeks for the COPUC to issue an order establishing a make-whole number.  We are evaluating the complaint filed by United.

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

In September 2019, we announced, together with Basin Electric Power Cooperative and Western Area Power Administration, our decision to join Southwest Power Pool’s, or SPP, Western Energy Imbalance Service market.  SPP is expected to launch the Western Energy Imbalance Service market in February 2021. The market will centrally dispatch energy from these participants through the region every five minutes, and is expected to enhance both the reliability and affordability of electricity delivered from utilities to their customers.

In September 2019, we also announced that Nucla Generating Station, a 100-MW coal-fired generating facility in Western Colorado, was officially retired from service on September 19, 2019. Nucla Generating Station, which had been in a ready-to-run status, was to be retired by the end of 2022 as required by Colorado’s State Implementation Plan. In conjunction with the Board’s July 2019 action for early retirement of the Nucla Generating Station and the deferral of any impairment loss in accordance with accounting for rate regulation, we recognized an impairment loss of $37.1 million during the third quarter of 2019. Beginning in September 2019, the deferred impairment loss is being amortized to expense over the 3.3 year period ending in December 2022 and recovered from our Members in rates. We expect to begin dismantling the facility during the first half of 2020. To support the community through the transition, we plan to provide up to $0.5 million in community support spread across five years.

In October 2019, we announced that we are a founding member of the Beneficial Electrification League of Colorado, or BEL-CO, together with the Beneficial Electrification League, the National Rural Electric Cooperative Association, and the Natural Resource Defense Council.  Additional participants in launching BEL-CO include the Colorado Energy Office, the Colorado Rural Electric Association, and the Southwest Energy Efficiency Project.  Beneficial electrification promotes the efficient use of electricity to replace fossil fuels to benefit consumers, help improve the environment and provide a more robust and resilient energy system. Beneficial electrification is one of the central commitments of our Responsible Energy Plan, and the partnership that BEL-CO offers is one way for us and our Members to advance low-carbon technologies while helping consumers manage energy costs.

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

Factors Affecting Results

Master Indenture

As of September 30, 2019, we had approximately $2.8 billion of secured indebtedness outstanding under our indenture dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

Margins and Patronage Capital

We operate on a cooperative basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to meet certain financial requirements and to establish reasonable reserves. Revenues in excess of current period costs in any year are designated as net margins in our consolidated statements of operations. Net margins are treated as advances of capital by our members and are allocated to our Members on the basis of revenue from electricity purchases from us and to our non-utility members as provided in their respective membership agreement. Net losses, should they occur, are not allocated to our members but are offset by future margins.

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

Pursuant to our Board Policy for Financial Goals and Capital Credits, we set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy was revised in 2018 to establish a goal of our Board to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and limiting rate increases from year to year. In association with the above change, our Board Policy for Financial Goals and Capital Credits was also revised to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. The amount of cash our Board may internally restrict each year is not based upon the amount of revenue and income deferred. In connection with such policy, our Board has internally restricted cash in the amount of $14.8 million during the nine months ended September 30, 2019 for a total of $19.4 million as of September 30, 2019. Our Board may, at any time and for any reason, unrestrict any internally restricted cash.

Rates and Regulation

Our electric sales revenues are derived from electric power sales to our Members and non‑member purchasers.  Revenues from electric power sales to our Members are primarily from our Class A wholesale rate schedule. In 2018 and 2019, our Class A rate schedule (A-40) for electric power sales to our Members consist of three billing components: an energy rate and two demand rates. Member rates for energy and demand are set by our Board, and subject to Federal Energy Regulatory Commission’s, or FERC, approval, if applicable, consistent with the provision of reliable cost-based supply of electricity over the long term to our Members. The energy rate is billed based upon a price per kilowatt hour of physical electricity delivered to our Members without incorporating an on-peak and off-peak period. The two demand rates (a generation demand and a transmission/delivery demand) are billed on the Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.

As approved by our Board in September 2019, the A-40 rate schedule will continue in effect for 2020, subject to FERC’s approval of our A-40 rate schedule. The average budgeted Member cents/kWh for 2020 will remain the same as 2019. For the third year in a row, our Class A wholesale rate schedule to our Members have remained unchanged.

At our July 2019 Board meeting, our Board authorized us to take action that will place us under wholesale rate regulation by FERC. In connection with such authorization, our Board, in accordance with our Bylaws, established a non-utility membership class and authorized entering into membership agreements with non-utility members.  On July 23, 2019, we filed with FERC our initial tariff, including our stated rate cost of service filing, market based rate authorization, and transmission Open Access Transmission Tariff. Our FERC tariff filing included our current Class A rate schedule (A-40) for electric power sales to our Members as the wholesale rates payable by our Members.  Numerous parties, including six of our Members, filed interventions or protests with FERC.  A number of interventions and comments in support were also filed with FERC, including letters of support from twenty-seven of our Members.

On September 3, 2019, a membership agreement with a non-utility member, MIECO, Inc., became effective and we notified FERC of such and requested a partial waiver.  The admission of the new member that was not an electric cooperative or governmental entity resulted in us no longer being exempt from FERC wholesale rate regulation pursuant to the Federal Power Act. The non-utility member, as set forth in the membership agreements, has the right to vote in our annual membership meetings, has the right to patronage capital, and has the right to liquidation proceeds, but has no representation on our Board.

On October 4, 2019, FERC issued an order rejecting our filings without prejudice to us submitting a more complete set of filings that cure the deficiencies set forth in such order. The FERC order did not rule on any of the substantive issues raised by those that filed interventions or protests. We expect to file with FERC a revised set of filings addressing the deficiencies set forth in FERC’s order before the end of 2019.

Tax Status

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, any income tax expense or benefit on our consolidated statements of operations includes only the current portion.

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Operating Revenues

Our operating revenues are primarily derived from electric power sales to our Members and non‑member purchasers. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating revenues
Member electric sales	$358,586	$353,487	$5,099	1.4%
Non-member electric sales	28,339	31,004	(2,665)	(8.6)%
Other	12,128	13,666	(1,538)	(11.3)%
Total operating revenues	$399,053	$398,157	$896	0.2%

Energy sales to (in MWh):
Member electric sales	4,625,494	4,598,771	26,723	0.6%
Non-member electric sales	549,427	632,532	(83,105)	(13.1)%
	5,174,921	5,231,303	(56,382)	(1.1)%

•	Member electric sales increased primarily due to greater Member energy needs because of warmer temperatures during the three months ended September 30, 2019 compared to the same period in 2018.

Operating Expenses

Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating expenses
Purchased power	$103,525	$106,166	$(2,641)	(2.5)%
Fuel	67,374	67,840	(466)	(0.7)%
Production	48,619	52,558	(3,939)	(7.5)%
Transmission	42,305	40,291	2,014	5.0%
General and administrative	12,978	6,398	6,580	102.8%
Depreciation, amortization and depletion	40,590	38,977	1,613	4.1%
Coal mining	1,675	637	1,038	163.0%
Other	4,640	3,897	743	19.1%
Total operating expenses	$321,706	$316,764	$4,942	1.6%

•

Production expense decreased primarily due to decreased maintenance costs during the three months ended September 30, 2019 compared to the same period in 2018. Certain generating stations experienced maintenance outages during the three months ended September 30, 2018 which resulted in increased maintenance costs compared to the same period in 2019.
•	General and administrative expense increased due to an increase in outside professional services as well as an overall increase in expenses related to general and administrative labor and benefits.
•

Coal mining expense increased due to the costs to provide coal from the Colowyo Mine to third parties during the three months ended September 30, 2019. There were minimal third party sales of coal from the Colowyo Mine during the same period in 2018.

Other Income

•

Other income increased $13.7 million, or 876.3 percent, to $14.3 million for the three months ended September 30, 2019 compared to $0.6 million for the same period in 2018. The increase was due to a $12.8 million retroactive royalty rate reduction granted to Colowyo Mine by the Office of Natural Resources Revenue. The decision reduces the royalty rate from 12.5 percent to 8 percent for coal extracted under certain leases from September 1, 2015 through June 30, 2019.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Operating Revenues

The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating revenues
Member electric sales	$942,175	$942,916	$(741)	(0.1)%
Non-member electric sales	71,843	62,925	8,918	14.2%
Other	39,540	38,337	1,203	3.1%
Total operating revenues	$1,053,558	$1,044,178	$9,380	0.9%

Energy sales to (in MWh):
Member electric sales	12,393,692	12,416,905	(23,213)	(0.2)%
Non-member electric sales	1,444,087	1,259,346	184,741	14.7%
	13,837,779	13,676,251	161,528	1.2%

•

Non-member electric sales increased primarily due to increased short-term market sales and more favorable pricing. Short-term market sales increased 186,244 MWhs, or 44.9 percent, to 600,845 MWhs for the nine months ended September 30, 2019 compared to 414,601 MWhs for the same period in 2018. The average short-term market rate increased 4.8 percent for the nine months ended September 30, 2019 compared to the same period in 2018.

Operating Expenses

The following is a summary of the components of our operating expenses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2019	2018	Amount	Percent
Operating expenses
Purchased power	$252,948	$271,187	$(18,239)	(6.7)%
Fuel	204,271	168,081	36,190	21.5%
Production	148,457	165,750	(17,293)	(10.4)%
Transmission	122,329	122,255	74	0.1%
General and administrative	35,887	22,923	12,964	56.6%
Depreciation, amortization and depletion	116,879	118,620	(1,741)	(1.5)%
Coal mining	7,824	637	7,187	1128.3%
Other	12,154	11,317	837	7.4%
Total operating expenses	$900,749	$880,770	$19,979	2.3%

•

Purchased power expense decreased primarily due to energy demands being met by increased generation from our generating facilities. Purchased power decreased (in MWhs) 10.5 percent for the nine months ended September 30, 2019 compared to the same period in 2018. This decrease was partially offset by a 4.3 percent increase in the average price of purchased power during the nine months ended September 30, 2019 compared to the same period in 2018.

•

Fuel expense increased due to greater generation from our generating facilities during the period. Net generation increased (in MWhs) 10.4 percent for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in generation is primarily attributable to the availability of Craig Generating Station Unit 3 during the nine months ended September 30, 2019. Also included in fuel expense during the nine months ended September 30, 2019 is an additional environmental reclamation obligation of $9.9 million due to the anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use as necessary for final mine reclamation. We continue to evaluate the New Horizon mine post reclamation obligation and will make adjustments as needed.

•

Production expense decreased primarily due to decreased maintenance costs during the period. Certain generating stations experienced maintenance outages during the nine months ended September 30, 2018 which resulted in increased maintenance costs.

•

General and administrative expense increased primarily due to an increase in outside professional services as well as an overall increase in expenses related to general and administrative labor and benefits

•

Coal mining expense increased due to the costs to provide coal from the Colowyo Mine to third parties during the nine months ended September 30, 2019. There were minimal third party sales of coal from the Colowyo Mine during the same period in 2018.

Other Income

•

Other income increased $12.6 million, or 349.6 percent, to $16.2 million for the nine months ended September 30, 2019 compared to $3.6 million for the same period in 2018. The increase was due to a $12.8 million retroactive royalty rate reduction granted to Colowyo Mine by the Office of Natural Resources Revenue.

Financial condition as of September 30, 2019 compared to December 31, 2018

The principal changes in our financial condition from December 31, 2018 to September 30, 2019 were due to increases and decreases in the following:

Assets

•

Construction work in progress decreased $60.2 million, or 29.0 percent, to $147.5 million as of September 30, 2019 compared to $207.7 million as of December 31, 2018. The decrease was due to transfers to electric plant in service for completed projects of $168.9 million partially offset by capital expenditures of $108.7 million. The largest capital expenditures in construction work in progress include a turbine overhaul project at the J.M. Shafer Generating Station and various transmission improvements and system upgrades.

•

Other plant consists of mine assets and non-utility assets (which consist of piping and equipment specifically related to providing steam and water from the Escalante Generating Station to a third party for the use in the production of paper). Other plant increased $24.1 million, or 6.3 percent, to $408.8 million as of September 30, 2019 compared to $384.7 million as of December 31, 2018. The increase was primarily due to capital expenditures for the development of the Collom mining pit at the Colowyo Mine.

•

Restricted cash and investments-noncurrent increased $13.7 million, or 129.5 percent, to $24.3 million as of September 30, 2019 compared to $10.6 million as of December 31, 2018.  The increase was primarily due to restricting cash related to deferred revenues. Tri-State's Board has internally restricted cash in the amount of $19.4 million and $4.6 million as of September 30, 2019 and December 31, 2018, respectively.

•

Deposits and advances increased $13.2 million, or 44.4 percent, to $42.8 million as of September 30, 2019 compared to $29.6 million as of December 31, 2018. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.

•

Regulatory assets increased $24.6 million, or 5.3 percent, to $462.0 million as of September 30, 2019 compared to $437.4 million as of December 31, 2018. The increase was primarily due to the deferral of the $37.1 million impairment loss related to the closure of the Nucla Station in September 2019. This increase was partially offset by $11.5 million of amortization of various regulatory assets to expense for recovery from our Members in rates.

Liabilities

•

Short-term borrowings increased $23.1 million, or 11.3 percent, to $227.2 million as of September 30, 2019 compared to $204.1 million as of December 31, 2018. Short-term borrowings consist of our commercial paper program that provides an additional financing source for our short-term liquidity needs. The increase was due to additional commercial paper issued between January 1, 2019 and September 30, 2019 to fund capital expenditures and working capital requirements.

•

Accrued interest increased $15.7 million, or 48.9 percent, to $47.8 million as of September 30, 2019 compared to $32.1 million as of December 31, 2018. The increase was due to accruals of $120.3 million for interest payments due in future periods partially offset by cash paid for interest of $104.6 million. Accrued interest as of September 30, 2019 is primarily comprised of the following amounts that are due during the fourth quarter of 2019: $16.2 million for the First Mortgage Obligation Series 2014B, $15.0 million for the First Mortgage Bonds Series 2010A, $10.5 million for the First Mortgage Bonds Series 2014E-1 and E-2, and $5.3 million for the First Mortgage Bonds Series 2016A.

•

Current maturities of long-term debt decreased $15.6 million, or 16.3 percent, to $80.2 million as of September 30, 2019 compared to $95.8 million as of December 31, 2018. The decrease was primarily due to a decrease of $27.1 million for the First Mortgage Obligations, Series 2009 principal payment that is due during the second quarter of 2020. This decrease was partially offset by an increase of $3.4 million for the Springerville certificates principal payment that is due during the first quarter of 2020 and an increase of $5.0 million for CFC debt that is due during the third quarter of 2020.

•

Regulatory liabilities decreased $9.0 million, or 6.5 percent, to $128.4 million as of September 30, 2019 compared to $137.4 million as of December 31, 2018. The decrease was primarily due to the June 2019 settlement of an interest rate swap. This interest rate swap was terminated with no associated debt issuance and no gain or loss was realized on our consolidated statements of operations.

•

Asset retirement obligations increased $11.4 million, or 20.9 percent, to $66.0 million as of September 30, 2019 compared to $54.6 million as of December 31, 2018. The increase was primarily due to an increased environmental reclamation obligation of $9.9 million for the anticipated revision to the New Horizon mine reclamation plan to accommodate an alternative post mine land use as necessary for final mine reclamation. We continue to evaluate the New Horizon mine post reclamation obligation and will make adjustments to the obligation as needed.

Liquidity and Capital Resources

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2019, we had $95.9 million in cash and cash equivalents. Our committed credit arrangement as of September 30, 2019 is as follows (dollars in thousands):

			Available
	Authorized		September 30,
	Amount		2019
2018 Revolving Credit Agreement	$650,000	(1)	$422,000	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)	The portion of this facility that was unavailable at September 30, 2019 was $228 million which was dedicated to support outstanding commercial paper.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation, as lead arranger and administrative agent, in the amount of $650 million, or the 2018 Revolving Credit Agreement. The 2018 Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $272 million of the commercial paper back-up sublimit remained available as of September 30, 2019. As of September 30, 2019, we had $422 million of availability under the 2018 Revolving Credit Agreement.

The 2018 Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the 2018 Revolving Credit Agreement bear interest either at an adjusted LIBOR rate or an alternate base rate, at our option.  The adjusted LIBOR rate is the LIBOR rate for the term of the advance plus a margin (currently 1.00%) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00%, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00% and plus a margin (currently 0%) based on our credit ratings. We had no outstanding borrowings at September 30, 2019.

The 2018 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2018 Revolving Credit Agreement, which was $500 million at September 30, 2019, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $228 million of commercial paper outstanding (prior to netting discounts) at September 30, 2019.

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

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Operating activities.  Net cash provided by operating activities was $201.9 million for the nine months ended September 30, 2019 compared to $138.4 million for the same period in 2018, an increase of $63.5 million. The increase in cash provided by operating activities was primarily impacted by a decrease in coal inventory (due to lower coal production tons at the Colowyo Mine), a decrease in other accounts receivable related to the settlement of insurance recoveries, an increase in cash collected from Member accounts receivable, and the timing of payment of accrued expenses.

Investing activities.  Net cash used in investing activities was $155.6 million for the nine months ended September 30, 2019 compared to $200.7 million for the same period in 2018, a decrease of $45.1 million. The decrease was primarily due to lower capital expenditures in 2019 compared to the same period in 2018 for the development of the Collom mining pit at the Colowyo mine.

Financing activities.  Net cash used in financing activities was $53.5 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $37.0 million for the same period in 2018, a decrease in cash provided by financing activities of $90.5 million. The decrease was primarily due to lower proceeds from issuance of long-term debt of $25.1 million, higher principal payments of long-term debt of $17.9 million (primarily for the Springerville certificates), a decrease in short-term borrowings of $38.5 million and higher patronage capital retirements to our Members of $6.2 million.

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

Contractual Commitments

Indebtedness.  As of September 30, 2019, we had $3.4 billion in outstanding obligations, including approximately $2.8 billion of debt outstanding secured on a parity basis under our Master Indenture, $228.0 million in short-term borrowings, one unsecured loan agreement totaling $28.9 million and the Springerville certificates totaling $371.2 million (which are secured only by a mortgage and lien on Springerville Unit 3 and the Springerville lease). Our debt secured by the lien of our Master Indenture includes notes payable to National Rural Utilities Cooperative Finance Corporation and CoBank, ACB (with the exception of one unsecured note), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, First Mortgage Bonds, Series 2016A, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the 2018 Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture.

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

The New Mexico and Colorado legislation is expected to have a material impact on our operations and our future generation portfolio; however until the final rules are enacted that implement the respective legislation, it is not yet possible to estimate the impacts on our operations or future generation portfolio.  The impacts could include modifications to the design or operation of existing facilities, increases in our operating expenses and potential stranded costs, investments in new generation and transmission, and decreases in operations or closure of our fossil fuel generating facilities or coal mines prior to their current depreciable or depletable lives.

Collom Air Permit

On July 25, 2018, the Center for Biological Diversity and Sierra Club filed a complaint against the Colorado Department of Public Health and Environment, or CDPHE, in opposition to CDPHE’s issuance of an air permit for construction and operation of the Collom pit at the Colowyo Mine. We and Colowyo Coal Company LP on August 23, 2018 filed an unopposed motion to intervene and answer to the complaint. The CDPHE on September 4, 2018 filed an answer and defenses to the complaint. On February 14, 2019, the court issued a stay of the case proceedings until May 1, 2019, while CDPHE processes a permit revision. As the permit revision was still pending on April 30, 2019, we filed a Motion for Stay Extension. On May 21, 2019, the Center for Biological Diversity and Sierra Club filed an Opposition to Motion for Stay Extension. On May 28, 2019, the court granted our motion to extend the stay until October 29, 2019. The court order requires parties to file a Joint Status Report by October 8, 2019. The parties filed such Joint Status Report by October 8, 2019. On August 13, 2019, CDPHE issued the public notice for commenting on the revision to the air permit. The 60-day public comment period began on August 14, 2019 and ended on October 12, 2019. We filed selective comments on October 11, 2019. The final air permit revision was issued by CDPHE on November 7, 2019.

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

COPUC Electric Resource Planning Rules

The Colorado General Assembly in 2019 passed legislation that revises processes undertaken by the COPUC. Senate Bill 19-236, Sunset Public Utilities Commission, which was signed by the Colorado Governor on May 30, 2019, continues the COPUC for seven years. Among other provisions, the bill requires us to file and obtain COPUC approval for integrated or electric resource plans and directs the COPUC to require electric public utilities to consider the cost of carbon dioxide emissions in certain proceedings. On July 31, 2019, the COPUC opened a rulemaking pursuant to Senate Bill 19-236 proposing electric resource planning rules applicable to us. We, along with two Members and others, filed initial comments on September 11, 2019. We, along with others, also filed reply comments on September 25, 2019. The COPUC held an en banc hearing on the proposed rule on October 15, 2019. The proposed rule would apply a similar “Phase I/Phase II” electric resource planning process to us as currently applies to Colorado’s investor owned utilities. The bill and final rules could have a material impact on our operations and our future generation portfolio; however, until the final rules are enacted that implement the bill, it is not yet possible to estimate the impacts on our operations or future generation portfolio.

Rating Triggers

Our current senior secured ratings are “A3 (stable outlook)” by Moody’s Investors Services, or Moody’s, “A (stable outlook)” by Standard & Poor’s Global Ratings, or S&P, and “A (negative outlook)” by Fitch Rating Inc., or Fitch. Our current short-term ratings are “P‑2” by Moody’s, “A‑1” by S&P, and “F1+” by Fitch.

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

Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. DMEA, which constituted approximately 3.1 percent of our revenue from Member sales for the nine months ended September 30, 2019, requested an exit cost calculation from us and we provided to DMEA a calculation of potential terms for withdrawal. On December 6, 2018, DMEA filed a formal complaint with the COPUC alleging the COPUC has jurisdiction over the equitable terms and conditions as our Board may prescribe for withdrawal and that the calculation of the potential buyout terms provided to DMEA was unjust, unreasonable, and discriminatory. On July 19, 2019, we signed a settlement agreement with DMEA that provides for their withdrawal from us as permitted by our Bylaws, the resolution of all litigation with DMEA regarding various matters, the transfer of certain transmission assets to DMEA, and the payment to us of a withdrawal payment. The amount of the withdrawal payment was the product of the negotiated settlement with DMEA and is unique to DMEA because of the amounts associated with the transmission assets being transferred and patronage capital, and the date of withdrawal of DMEA from us. The specific terms of the settlement will be set forth in a withdrawal agreement and the parties are to cooperate to complete DMEA’s withdrawal effective May 1, 2020. On July 19, 2019, the parties also filed a stipulation to dismiss DMEA’s formal complaint with the COPUC. On August 14, 2019, the COPUC adopted an order closing the proceeding.

On November 5, 2019, LPEA filed a formal complaint with the COPUC alleging that we have hindered LPEA’s ability to seek withdrawal from us. LPEA alleges, among other things, that our Board’s temporary suspension of providing Members with make-whole numbers is unlawful. LPEA seeks the COPUC to issue an order related to our temporary suspension and for the COPUC to establish the make-whole number.  We are evaluating the complaint filed by LPEA. LPEA constitutes approximately 5.5 percent of our revenue from Member sales for the nine months ended September 30, 2019.

On November 6, 2019, United filed a formal complaint with the COPUC alleging that we have hindered United’s ability to explore its power supply options by either withdrawing from us or continuing as a member under a partial requirements contract. United alleges, among other things, that we have failed to provide a just, reasonable, and non-discriminatory make-whole number. United seeks for the COPUC to issue an order establishing a make-whole number.  We are evaluating the complaint filed by United. United constitutes approximately 16.3 percent of our revenue from Member sales for the nine months ended September 30, 2019.

Item 1A.  Risk Factors

We are currently operating as a FERC-jurisdictional public utility making sales and providing services without satisfying the Federal Power Act’s filing obligations and FERC’s prior notice requirement.  As a result, we may be subject to certain penalties, fines and/or refunds.

As a FERC-jurisdictional public utility currently making sales and providing services without satisfying the Federal Power Act’s filing obligations and FERC’s prior notice requirements, FERC may require us to refund to our customers certain amounts collected for the entire period that the rate was collected without FERC’s authorization, including Member and non-member electric sales and wheeling revenue.  FERC may also impose civil penalties. It is not possible to predict if FERC will require us to refund amounts to our customers or if FERC will impose civil penalties or to estimate any liability associated with such. In addition, our customers may dispute their obligation to pay us or pay under protest because we do not have FERC approved rates.

Although we expect that our revised filings with FERC will cure the deficiencies set forth FERC’s rejection of our initial filing, there is no guarantee that FERC will accept our revised filing or that FERC will accept our revised filing subject to refund.

On October 4, 2019, FERC issued an order rejecting our initial filings without prejudice to us submitting a more complete set of filings that cure the deficiencies set forth in such order.  We expect to file with FERC a revised set of filings before the end of 2019.  However, there can be no guarantee that FERC will accept our revised filings.  If FERC rejects our revised filing, our future business plans may be impacted.  If FERC accepts our filing subject to refund, we may be required to accrue certain liabilities associated with the amounts subject to refund and may be required to refund certain revenue collected.

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

Tri-State Generation and Transmission Association, Inc.

Date: November 13, 2019	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 13, 2019		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)