Form 10-Q
period 2020-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2020-08-12
CIK 1637880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ◻ (Note: The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), but voluntarily files reports with the Securities and Exchange Commission. The registrant has filed all Exchange Act reports for the preceding 12 months (or for such shorter period that the registrant was required to file such reports)).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ◻ Accelerated filer ◻ Non-accelerated filer ⌧ Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, business strategy and development, construction, operation, or closure of facilities (often, but not always, identified through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “projection,” “target” and “outlook”) are forward-looking statements.

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Financial Position

(dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$6,150,237	$6,090,392
Construction work in progress	136,345	164,924
Total electric plant	6,286,582	6,255,316
Less allowances for depreciation and amortization	(2,943,957)	(2,641,470)
Net electric plant	3,342,625	3,613,846
Other plant	414,874	409,051
Less allowances for depreciation, amortization and depletion	(127,716)	(113,607)
Net other plant	287,158	295,444
Total property, plant and equipment	3,629,783	3,909,290
Other assets and investments
Investments in other associations	159,157	161,945
Investments in and advances to coal mines	19,626	19,681
Restricted cash and investments	4,948	30,516
Other noncurrent assets	8,741	8,654
Total other assets and investments	192,472	220,796
Current assets
Cash and cash equivalents	340,599	83,070
Restricted cash and investments	194	182
Deposits and advances	35,061	28,434
Accounts receivable—Utility Members	116,890	105,371
Other accounts receivable	20,788	28,039
Coal inventory	64,105	50,191
Materials and supplies	93,376	93,632
Total current assets	671,013	388,919
Deferred charges
Regulatory assets	725,093	497,279
Prepayment—NRECA Retirement Security Plan	24,176	26,862
Other	52,498	42,672
Total deferred charges	801,767	566,813
Total assets	$5,295,035	$5,085,818
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$984,221	$1,031,063
Accumulated other comprehensive loss	(7,781)	(1,518)
Noncontrolling interest	113,189	111,717
Total equity	1,089,629	1,141,262
Long-term debt	3,216,245	3,063,351
Total capitalization	4,305,874	4,204,613
Current liabilities
Utility Member advances	15,128	18,025
Accounts payable	111,508	99,033
Short-term borrowings	139,803	252,323
Accrued expenses	33,240	43,761
Current asset retirement obligations	1,144	2,460
Accrued interest	28,270	29,716
Accrued property taxes	18,822	29,129
Current maturities of long-term debt	210,945	81,555
Total current liabilities	558,860	556,002
Deferred credits and other liabilities
Regulatory liabilities	237,304	122,169
Deferred income tax liability	33,969	58,937
Asset retirement and environmental reclamation obligations	81,412	76,454
Other	58,239	56,399
Total deferred credits and other liabilities	410,924	313,959
Accumulated postretirement benefit and postemployment obligations	19,377	11,244
Total equity and liabilities	$5,295,035	$5,085,818

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Utility Member electric sales	$286,997	$284,658	$579,760	$583,589
Non-member electric sales	16,625	16,774	32,438	43,504
Other	10,034	13,156	20,924	27,412
	313,656	314,588	633,122	654,505

Operating expenses
Purchased power	86,653	78,467	157,668	149,423
Fuel	39,549	51,747	100,618	136,897
Production	39,709	52,078	82,897	99,838
Transmission	41,646	40,882	83,186	80,024
General and administrative	16,041	12,096	32,256	22,909
Depreciation, amortization and depletion	44,311	38,144	91,335	76,289
Coal mining	1,087	2,553	3,821	6,149
Other	3,055	3,676	10,738	7,514
	272,051	279,643	562,519	579,043

Operating margins	41,605	34,945	70,603	75,462

Other income
Interest	984	1,377	2,289	2,792
Capital credits from cooperatives	135	337	3,488	3,334
Other income (expense)	401	631	151	1,912
	1,520	2,345	5,928	8,038

Interest expense
Interest	37,993	40,111	76,860	80,763
Interest charged during construction	(1,601)	(2,468)	(3,562)	(4,839)
	36,392	37,643	73,298	75,924

Income tax benefit	(121)	(77)	(330)	(154)

Net margins including noncontrolling interest	6,854	(276)	3,563	7,730
Net margin attributable to noncontrolling interest	(1,421)	(1,109)	(2,740)	(2,126)
Net margins attributable to the Association	$5,433	$(1,385)	$823	$5,604

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net margins including noncontrolling interest	$6,854	$(276)	$3,563	$7,730
Other comprehensive loss:
Amortization of actuarial loss on postretirement benefit obligation included in net margin	177	(10)	1,110	23
Unrecognized prior service cost	—	—	(7,373)	(214)
Other comprehensive loss	177	(10)	(6,263)	(191)

Comprehensive income (loss) including noncontrolling interest	7,031	(286)	(2,700)	7,539
Net comprehensive income attributable to noncontrolling interest	(1,421)	(1,109)	(2,740)	(2,126)

Comprehensive income (loss) attributable to the Association	$5,610	$(1,395)	$(5,440)	$5,413

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Equity (unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Patronage capital equity at beginning of period	$1,026,453	$1,022,743	$1,031,063	$1,015,754

Net margins attributable to the Association	5,433	(1,385)	823	5,604
Retirement of patronage capital	(47,665)	—	(47,665)	—
Patronage capital equity at end of period	984,221	1,021,358	984,221	1,021,358

Accumulated other comprehensive income (loss) at beginning of period	(7,958)	194	(1,518)	375

Amortization of prior service cost	177	(10)	1,110	23
Unrecognized prior service cost	—	—	(7,373)	(214)
Accumulated other comprehensive income (loss) at end of period	(7,781)	184	(7,781)	184

Noncontrolling interest at beginning of period	111,768	109,732	111,717	110,169

Net comprehensive income attributable to noncontrolling interest	1,421	1,109	2,740	2,126
Equity distribution to noncontrolling interest	—	—	(1,268)	(1,454)
Noncontrolling interest at end of period	113,189	110,841	113,189	110,841
Total equity at end of period	$1,089,629	$1,132,383	$1,089,629	$1,132,383

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net margins including noncontrolling interest	$3,563	$7,730
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	91,335	76,289
Amortization of intangible asset	—	3,662
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,204	1,171
Impairment loss	259,761	—
Deferred impairment loss and other closure costs	(268,163)	—
Deferred membership withdrawal income	110,165
Capital credit allocations from cooperatives and income from coal mines over refund distributions	2,775	(448)
Changes in operating assets and liabilities:
Accounts receivable	(3,457)	11,889
Coal inventory	(13,914)	1,404
Materials and supplies	256	(4,863)
Accounts payable and accrued expenses	11,753	5,155
Accrued interest	(1,447)	(2,290)
Accrued property taxes	(10,307)	(9,508)
Other	(12,966)	(3,688)
Net cash provided by operating activities	173,244	89,189

Investing activities
Purchases of plant	(68,059)	(90,913)
Sale of electric plant	26,000	—
Changes in deferred charges	(3,007)	1,538
Proceeds from other investments	68	65
Net cash used in investing activities	(44,998)	(89,310)

Financing activities
Changes in Utility Member advances	(2,896)	(9,357)
Payments of long-term debt	(142,792)	(88,919)
Proceeds from issuance of long-term debt	425,000	34,910
Debt issuance costs	(527)	(13)
Increase (decrease) in short-term borrowings, net	(112,520)	67,157
Retirement of patronage capital	(60,991)	(11,101)
Equity distribution to noncontrolling interest	(1,268)	(1,454)
Other	(279)	(257)
Net cash provided by (used in) financing activities	103,727	(9,034)

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	231,973	(9,155)
Cash, cash equivalents and restricted cash and investments – beginning	113,768	127,590
Cash, cash equivalents and restricted cash and investments – ending	$345,741	$118,435

Supplemental cash flow information:
Cash paid for interest	$77,787	$82,509
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$594	$(655)

The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019

NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for an entire year or any other period.

Basis of Consolidation

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-two electric distribution member systems who are Class A members (“Class A Member(s)”) to which we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A Members and any Class B members are collectively referred to as our “Utility Members.” Our Class A Members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” The addition of Non-Utility Members in 2019 and specifically the addition of MIECO, Inc. on September 3, 2019 removed the exemption from the Federal Energy Regulatory Commission’s (“FERC”) regulation for us, thus subjecting us to full rate and transmission jurisdiction by FERC effective September 3, 2019. Our stated rate to our Class A Members was filed at FERC on December 23, 2019 and was accepted by FERC on March 20, 2020.

On June 30, 2020, Delta Montrose Electric Association (“DMEA”) withdrew from membership in us pursuant to the Membership Withdrawal Agreement. As part of the Membership Withdrawal Agreement, we received $88.5 million in cash, which includes $26 million for the conveyance of certain assets and facilities by us to DMEA. In addition, we retired DMEA’s patronage capital balance of $47.7 million, which DMEA subsequently forfeited. The portion of the cash payment not associated with the conveyance of assets and the patronage capital forfeiture resulted in $110.2 million in other income and the conveyance of assets resulted in a $5.2 million gain on the sale of assets. These amounts were deferred by our Board of Directors (“Board”) and are recorded in regulatory liabilities on our consolidated statement of financial position, which is subject to FERC approval. For the fiscal year 2019 and the six months ended June 30, 2020, DMEA constituted approximately 3 percent of our revenue from our Utility Member sales.

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

Our share in each jointly owned facility is as follows as of June 30, 2020 (dollars in thousands):

		Electric		Construction
	Tri-State	Plant in	Accumulated	Work In
	Share	Service	Depreciation	Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$395,099	$247,959	$302
MBPP - Laramie River Station	27.13%	488,921	300,452	4,363
Total		$884,020	$548,411	$4,665

NOTE 2 – ACCOUNTING FOR RATE REGULATION

We are subject to the accounting requirements related to regulated operations. In accordance with these accounting requirements, some revenues and expenses have been deferred at the discretion of our Board if based on regulatory orders or other available evidence, it is probable that these amounts will be refunded or recovered through future rates. Regulatory assets are costs that we expect to recover from our Utility Members based on rates approved by the applicable authority. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to our Utility Members based on rates approved by the applicable authority. Prior to September 3, 2019, our Board had sole budgetary and rate-setting authority. On September 3, 2019, we became a FERC jurisdictional public utility and our Board’s rate setting authority, including the use of regulatory assets and liabilities, is now subject to FERC approval. Expected recovery of deferred costs and returning deferred credits are based on specific ratemaking decisions by FERC or precedent for each item. We recognize regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expense concurrent with their recovery through rates.

Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Regulatory assets
Deferred income tax expense (1)	$33,970	$58,937
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	82,569	83,714
Goodwill – J.M. Shafer (3)	47,720	49,145
Goodwill – Colowyo Coal (4)	36,678	37,194
Deferred debt prepayment transaction costs (5)	136,616	140,931
Deferred Holcomb expansion impairment loss (6)	91,157	93,494
Unrecovered plant (7)	296,383	33,864
Total regulatory assets	725,093	497,279

Regulatory liabilities
Interest rate swap - realized gain (8)	3,508	3,744
Deferred revenues (9)	75,853	75,853
Membership withdrawal (10)	157,943	42,572
Total regulatory liabilities	237,304	122,169
Net regulatory asset	$487,789	$375,110

(1)	A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues.
(2)	Represents deferral of the loss on acquisition related to the Springerville Generating Station Unit 3 (“Springerville Unit 3”) prepaid lease expense upon acquiring a controlling interest in the Springerville Unit 3 Partnership LP (“Springerville Partnership”) in 2009. The regulatory asset for the deferred prepaid lease expense is being amortized to depreciation, amortization and depletion expense in the amount of $2.3 million annually through the 47-year period ending in 2056 and recovered from our Utility Members through rates.
(3)	Represents goodwill related to our acquisition of Thermo Cogeneration Partnership, LP in December 2011. Goodwill is being amortized to depreciation, amortization and depletion expense in the amount of $2.8 million annually through the 25-year period ending in 2036 and recovered from our Utility Members through rates.
(4)	Represents goodwill related to our acquisition of Colowyo Coal Company LP (“Colowyo Coal”) in December 2011. Goodwill is being amortized to depreciation, amortization and depletion expense in the amount of $1.0 million annually through the 44-year period ending in 2056 and recovered from our Utility Members through rates.
(5)	Represents transaction costs that we incurred related to the prepayment of our long-term debt in 2014. These costs are being amortized to depreciation, amortization and depletion expense in the amount of $8.6 million annually over the 21.4-year period ending in 2036 and recovered from our Utility Members through rates.
(6)	Represents deferral of the impairment loss related to development costs, including costs for the option to purchase development rights for the expansion of the Holcomb Generating Station. Beginning January 2020, the deferred impairment loss is being amortized to other operating expenses in the amount of $4.7 million annually over the 20-year period ending in 2039 and recovered from our Utility Members through rates.
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
(8)	Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(9)	Represents deferral of the recognition of non-member electric sales revenues. These deferred non-member electric sales revenues will be refunded to Utility Members through reduced rates when recognized in non-member electric sales revenue in future periods.
(10)	Represents the deferral of the recognition of other income related to the June 30, 2016 withdrawal of a former Utility Member from membership in us and the June 30, 2020 withdrawal of DMEA from membership in us. In connection with the DMEA withdrawal, we recognized $110.2 million of other income and $5.2 million of gain on sale of assets which was subsequently deferred. The total deferred membership withdrawal income will be refunded to Utility Members through reduced rates, subject to FERC approval, when recognized in other income in future periods.

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

Investments in other associations are as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Basin Electric Power Cooperative	$114,036	$117,368
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,761	11,761
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,885	15,953
CoBank, ACB	11,141	10,201
Western Fuels Association, Inc.	2,183	2,409
Other	4,151	4,253
Investments in other associations	$159,157	$161,945

Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2020 or during 2019.

NOTE 4 – INVESTMENTS IN AND ADVANCES TO COAL MINES

We have direct ownership and investments in coal mines to support our coal generating resources. We, and certain participants in the Yampa Project, are members of Trapper Mining, which is organized as a cooperative and is the owner and operator of the Trapper Mine near Craig, Colorado. Our investment in Trapper Mining is recorded using the equity method. In addition, we have ownership in Western Fuels Association, Inc. (“WFA”), which is an owner of Western Fuels-Wyoming, Inc. (“WFW”), the owner and operator of the Dry Fork Mine near Gillette, Wyoming. Dry Fork Mine provides coal to the Laramie River Generating Station (owned by the participants of MBPP). We, through our undivided interest in the jointly owned facility of MBPP, advance funds to the Dry Fork Mine.

Investments in and advances to coal mines are as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Investment in Trapper Mine	$16,146	$15,881
Advances to Dry Fork Mine	3,480	3,800
Investments in and advances to coal mines	$19,626	$19,681

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$340,599	$83,070
Restricted cash and investments - current	194	182
Restricted cash and investments - noncurrent	4,948	30,516
Cash, cash equivalents and restricted cash and investments	$345,741	$113,768

Our Board Policy for Financial Goals and Capital Credits was revised in 2018 to provide that our Board will endeavor to fund an internally restricted cash account for the purpose of cash funding deferred revenues and incomes held as regulatory liabilities. In connection with such policy, our Board internally restricted cash in the amount of $25.5 million as of December 31, 2019 which was included in restricted cash and investments - noncurrent. Our Board may, at any time and for any reason, unrestrict any internally restricted cash. On March 10, 2020, our Board took action to unrestrict the $25.5 million balance of the restricted cash in response to volatile market conditions.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Accounts Receivable

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.

Contract liabilities (unearned revenue)

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2020, we recognized $0.5 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable - Utility Members	$116,890	$105,371

Other accounts receivable - trade:
Non-member electric sales	4,693	4,727
Other	14,862	20,628
Total other accounts receivable - trade	19,555	25,355
Other accounts receivable - nontrade	1,233	2,684
Total other accounts receivable	$20,788	$28,039

Contract liabilities (unearned revenue)	$6,608	$7,041

NOTE 7 – OTHER DEFERRED CHARGES

The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30,	December 31,
	2020	2019
Preliminary surveys and investigations	$22,689	$21,261
Advances to operating agents of jointly owned facilities	7,085	3,917
Operating lease right-of-use assets	7,925	7,622
Other	14,799	9,872
Total other deferred charges	$52,498	$42,672

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

NOTE 8 – LONG-TERM DEBT

We have $3.2 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $23.4 million as of June 30, 2020. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement on an annual basis and an equity to capitalization ratio requirement of at least 18 percent at the end of each fiscal year. Other than the Springerville certificates that has a debt service ratio requirement of at least 1.02 on an annual basis, all other long-term debt contains a debt service ratio requirement of at least 1.10 on an annual basis.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $650 million (“Revolving Credit Agreement”) that expires on April 25, 2023 and includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of June 30, 2020, we have borrowed $125 million in LIBOR rate loans which are secured under the Revolving Credit Agreement, and issued $140 million in commercial paper against the commercial paper back-up sublimit. As of June 30, 2020, we had $385.0 million in availability under the Revolving Credit Agreement.

On June 24, 2020, we entered into two term loan agreements. A term loan agreement was entered into with CoBank, ACB (“CoBank”) under which we issued our First Mortgage Obligations, Series 2020A consisting of a variable rate borrowing in the amount of $125 million. A term loan agreement was entered into with CFC under which we issued our First Mortgage Obligations, Series 2020B consisting of fixed rate borrowings in the amount of $50 million and variable rate borrowings in the amount of $50 million. Proceeds from the two borrowings were utilized to pay down commercial paper borrowings, repay draws outstanding under the Revolving Credit Agreement and for general corporate purposes.

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total debt	$3,448,680	3,166,472
Less debt issuance costs	(26,735)	(27,412)
Less debt discounts	(9,785)	(9,906)
Plus debt premiums	15,030	15,752
Total debt adjusted for debt issuance costs, discounts and premiums	3,427,190	3,144,906
Less current maturities	(210,945)	(81,555)
Long-term debt	$3,216,245	$3,063,351

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

Commercial paper consisted of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Commercial paper outstanding, net of discounts	$139,803	$252,323
Weighted average interest rate	0.80%	1.88%

At June 30, 2020, $360.0 million of the commercial paper back-up sublimit remained available under the Revolving Credit Agreement. See Note 8 – Long-Term Debt.

NOTE 10 – ASSET RETIREMENT AND ENVIRONMENTAL RECLAMATION OBLIGATIONS

We account for current obligations associated with the future retirement of tangible long-lived assets and environmental reclamation in accordance with the accounting guidance relating to asset retirement and environmental obligations. This guidance requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the liability is incurred and capitalized as part of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense and the capitalized cost of the long-lived asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. In the absence of quoted market prices, we determine fair value by using present value techniques in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk-free rate and market risk premium. Upon settlement of an asset retirement obligation, we will apply payment against the estimated liability and incur a gain or loss if the actual retirement costs differ from the estimated recorded liability.

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

Coal mines: We have asset retirement obligations for the final reclamation costs and post-reclamation monitoring related to the Colowyo Mine, the New Horizon Mine, and the Fort Union Mine. The New Horizon Mine started final reclamation in June 2017.

Generation: We, including through our undivided interest in jointly owned facilities, have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Six Months Ended
June 30,
2020
Obligations at beginning of period	$78,914
Liabilities incurred	—
Liabilities settled	(794)
Accretion expense	1,281
Change in cash flow estimate	3,155
Total obligations at end of period	$82,556
Less current obligations at end of period	(1,144)
Long-term obligations at end of period	$81,412

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

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES

The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30,	December 31,
	2020	2019
Transmission easements	$20,148	$20,549
Operating lease liabilities - noncurrent	1,813	1,846
Contract liabilities (unearned revenue) - noncurrent	4,030	4,217
Customer deposits	7,558	3,015
Financial liabilities - reclamation	11,112	12,091
Other	13,578	14,681
Total other deferred credits and other liabilities	$58,239	$56,399

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $31.2 million will be paid by us for these easements from 2020 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $20.1 and $20.5 million as of June 30, 2020 and December 31, 2019, respectively, which are recorded as other deferred credits and other liabilities.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at June 30, 2020, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles.

The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

June 30,
2020
Postretirement medical benefit obligation at beginning of period	$10,195
Service cost	281
Interest cost	176
Benefit payments (net of contributions by participants)	(310)
Postretirement medical benefit obligation at end of period	$10,342
Postemployment medical benefit obligation at end of period	375
Total postretirement and postemployment medical obligations at end of period	$10,717

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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

June 30,
2020
Accumulated other comprehensive loss at beginning of period	$(1,387)
Amortization of actuarial (gain) loss into income	11
Amortization of prior service credit into other income	(39)
Accumulated other comprehensive loss at end of period	$(1,415)

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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

June 30,
2020
Executive benefit restoration obligation at beginning of period	$674
Service cost	259
Interest cost	354
Plan amendments - prior service cost	5,218
Actuarial loss	2,155
Executive benefit restoration at end of period	$8,660

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

The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

June 30,
2020
Accumulated other comprehensive loss at beginning of period	$(130)
Plan amendments - prior service cost	(5,218)
Amortization of prior service cost into other income	1,139
Unrecognized actuarial loss	(2,155)
Accumulated other comprehensive loss at end of period	$(6,364)

NOTE 13 – REVENUE

Revenue from Contracts with Customers

Our revenues are derived primarily from the sale of electric power to our Utility Members pursuant to long-term wholesale electric service contracts. Our contracts with our 42 Utility Members extend through 2050. We had a contract with DMEA that extended through 2040. DMEA withdrew from membership in us on June 30, 2020 and DMEA’s contract was assigned by us to DMEA’s new third-party power supplier.

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

In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2017	2019
Non-member electric sales:
Long-term contracts	$11,251	$10,912	$23,395	$22,594
Short-term contracts	5,374	5,862	9,043	20,910
Other	10,034	13,156	20,924	27,412
Total non-member electric sales and other operating revenue	$26,659	$29,930	$53,362	$70,916

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

Other operating revenue

Other operating revenue consists primarily of wheeling, transmission and lease revenues, coal sales and revenue from supplying steam and water. Other operating revenue also includes revenue we receive from two of our Non-Utility Members. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice is received). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets in the Eastern Interconnection because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Steam and water revenue is derived from supplying steam and water to a paper manufacturer located adjacent to the Escalante Generating Station (payments from the customer are received in accordance with the contract terms which is less than 15 days from the invoice date). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Lease revenue is primarily from a certain power sales arrangement, which expired on June 30, 2019, that was required to be accounted for as an operating lease since the arrangement conveyed the right to use power generating equipment for a stated period of time. Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and progress of completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.

NOTE 14 – INCOME TAXES

We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes. However, in accordance with our regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, any income tax expense or benefit on our consolidated statements of operations includes only the current provision. This liability method is included in our rate filling accepted by FERC on March 20, 2020; however, FERC may require a different method for the recovery of income taxes. Our consolidated statements of operations included an income tax benefit of $0.3 million for the six months ended June 30, 2020 and $0.2 million for the comparable period in 2019. These income tax benefits are due to an alternative minimum tax credit refund.

During the three months ended March 31, 2020, we recorded a $19 million decrease in our deferred tax asset valuation allowance due to the deferred tax treatment of an abandonment loss. No changes to the valuation allowance were needed for the three-month period ended June 30, 2020.

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

Rent expense for all short-term and long-term operating leases was $0.7 million for the three months ended June 30, 2020 and $1.8 million for the comparable period in 2019. Rent expense for all short-term and long-term operating leases was $1.6 million for the six months ended June 30, 2020 and $3.6 million for the comparable period in 2019. Rent expense is included in operating expenses on our consolidated statements of operations. As of June 30, 2020, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

June 30,
2020
Operating leases
Operating lease right-of-use assets	$9,291
Less: Accumulated amortization	(1,366)
Net operating lease right-of-use assets	$7,925

Operating lease liabilities - current	$(6,313)
Operating lease liabilities - noncurrent	(1,813)
Total operating lease liabilities	$(8,126)

Operating leases
Weighted average remaining lease term (years)	9.1
Weighted average discount rate	3.75%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$6,395
Year 2	481
Year 3	351
Year 4	323
Year 5	244
Thereafter	731
Total lease payments	$8,525
Less imputed interest	(399)
Total	$8,126

Leasing Arrangements As Lessor

We have lease agreements as lessor for certain operational assets and had a lease agreement as lessor for power generating equipment at the J.M. Shafer Generating Station. Under the power sales arrangement at the J.M. Shafer Generating Station that expired on June 30, 2019, we were required to account for the arrangement as an operating lease since it conveyed to a third party the right to direct the use of 122 megawatts of the 272 megawatt generating capability of the J.M. Shafer Generating Station whereby the third party provided its own natural gas for generation of electricity. The revenue from these lease agreements of $1.6 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively, and $3.2 million and $8.9 million for the six months ended June 30, 2020 and 2019, respectively, are included in other operating revenue on our consolidated statements of operations.

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

	June 30, 2020		December 31, 2019
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Marketable securities	$554	$487	$715	$654

Cash Equivalents

We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $249.6 million as of June 30, 2020 and $79.0 million as of December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Principal	Estimated	Principal	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt	$3,448,680	$4,089,469	$3,166,472	$3,608,341

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

Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Net electric plant	$767,342	$776,411
Noncontrolling interest	113,189	111,717
Long-term debt	342,999	380,867
Accrued interest	9,942	11,050

Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	June 30,		June 30,
	2020	2019	2020	2019
Depreciation, amortization and depletion	$4,535	$4,535	$9,069	$9,069
Interest	5,651	5,933	$11,511	12,764

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

Unconsolidated Variable Interest Entities

Western Fuels Association, Inc. (“WFA”): WFA is a non-profit membership corporation organized for the purpose of acquiring and supplying fuel resources to its members, which includes us. WFA, through its ownership in Western Fuels-Wyoming, supplies fuel to MBPP for the use at the Laramie River Station. We also receive coal supplies directly from WFA for the Escalante Generating Station in New Mexico. The pricing structure of the coal supply agreements with WFA is designed to recover the mine operating costs of the mine supplying the coal and therefore the coal sales agreements provide the financial support for the mine operations. There is not sufficient equity at risk for WFA to finance its activities without additional financial support. Therefore, WFA is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFA’s economic performance (acquiring and supplying fuel resources) is held by the members who are represented on the WFA board of directors whose actions require joint approval. Therefore, since there is shared power over the significant activities of WFA, we are not the primary beneficiary of WFA and the entity is not consolidated. Our investment in WFA, accounted for using the cost method, was $2.2 million at June 30, 2020 and $2.4 million at December 31, 2019 and is included in investments in other associations.

Western Fuels – Wyoming (“WFW”): WFW, the owner and operator of the Dry Fork Mine in Gillette, Wyoming, was organized for the purpose of acquiring and supplying coal, through long-term coal supply agreements, to be used in the production of electric energy at the Laramie River Station (owned by the participants of MBPP) and at the Dry Fork Station (owned by Basin). WFA owns 100 percent of the class AA shares and 75 percent of the class BB shares of WFW, while the participants of MBPP (of which we have a 27.13 percent undivided interest) own the remaining 25 percent of class BB shares of WFW. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Dry Fork Mine and therefore the coal supply agreements provide the financial support for the operation of the Dry Fork Mine. There is not sufficient equity at risk at WFW for it to finance its activities without additional financial support. Therefore, WFW is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact WFW’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the equity interest holders since each member has representation on the WFW board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of WFW and the entity is not consolidated. Our investment in WFW, accounted for using the cost method, was $0.1 million at June 30, 2020 and December 31, 2019 and is included in investments in other associations.

Trapper Mining, Inc. (“Trapper Mining”): Trapper Mining is a cooperative organized for the purpose of mining, selling and delivering coal from the Trapper Mine to the Craig Generating Station Units 1 and 2 through long-term coal supply agreements. Trapper Mining is jointly owned by some of the participants of the Yampa Project. We have a 26.57 percent cooperative member interest in Trapper Mining. The pricing structure of the coal supply agreements is designed to recover the costs of production of the Trapper Mine and therefore the coal supply agreements provide the financial support for the operation of the Trapper Mine. There is not sufficient equity at risk for Trapper Mining to finance its activities without the additional financial support. Therefore, Trapper Mining is considered a variable interest entity in which we have a variable interest. The power to direct the activities that most significantly impact Trapper Mining’s economic performance (which includes operations, maintenance and reclamation activities) is shared with the members since each member has representation on the Trapper Mining board of directors whose actions require joint approval. Therefore, we are not the primary beneficiary of Trapper Mining and the entity is not consolidated. We record our investment in Trapper Mining using the equity method. Our membership interest in Trapper Mining was $16.1 million at June 30, 2020 and $15.9 million at December 31, 2019.

NOTE 18 – LEGAL

Other than as disclosed below, we do not expect any litigation or proceeding pending or threatened against us to have a potential material effect on our financial condition, results of operations or cash flows.

Pursuant to a long-term transmission agreement with another utility, such utility pays for and has firm rights to transfer power and energy across a transmission path in Colorado. Such right to payment and obligation to provide the transfer is borne equally by us and another entity. Due to the current capacity of the transmission path, such utility’s firm rights have been curtailed. The utility disputes its obligation to pay due to the current capacity of the transmission path and claims we, along with the other entity, are in breach of such transmission agreement. The utility notified us and the other entity of its intent to arbitrate in accordance with the agreement and claimed damages caused by the alleged breach of approximately $6.9 million, plus interest, attorney fees, and any future damages. The other entity filed a cross-claim against us claiming we are responsible for such entity’s share of any damages. The matter was scheduled for arbitration to commence in January 2020. The arbitration was suspended and the parties have reached a resolution of this matter without us incurring any liability. The resolution of this matter is subject to FERC approval. It is not possible to predict if FERC will approve this resolution.

At our July 2019 Board meeting, our Board authorized us to take action to place us under wholesale rate regulation by FERC. On September 3, 2019, a membership agreement with a Non-Utility Member, MIECO, Inc., became effective. The admission of the new Non-Utility Member that was not an electric cooperative or governmental entity resulted in us no longer being exempt from FERC wholesale rate regulation pursuant to the Federal Power Act (“FPA”). In December 2019, we filed our tariff filings, including our stated rate cost of service filing, market based rate authorization, and transmission Open Access Transmission Tariff. The request was made to FERC to make the new tariffs retroactive to September 3, 2019. In addition, on December 23, 2019, we filed our Petition for Declaratory Order (“PDO”) with FERC asking FERC to confirm our jurisdiction under the FPA and that FERC’s jurisdiction preempts the jurisdiction of the Colorado Public Utilities Commission (“COPUC”) to address any rate related issues. Numerous parties filed interventions or protests with FERC. Some of the interveners and protestors, including some of our Utility Members and the COPUC alleged that we are not FERC jurisdictional and are still exempt from FERC wholesale rate regulation pursuant to the FPA. On March 20, 2020, FERC issued orders regarding our PDO and our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due on our Utility Member rates and our transmission service rates prior to March 26, 2020. FERC did not impose any civil penalties on us. FERC also did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered a 206 proceeding to determine the justness and reasonableness of our rates and wholesale electric service contracts. The tariff rates were referred to an administrative law judge to encourage settlement of material issues and to hold a hearing if settlement is not reached. The settlement proceedings are continuing. Any refunds to the applicable tariff rates would only apply to after March 26, 2020. On April 13, 2020, we filed a request for rehearing limited to the issue of preemption of the COPUC related to the contract termination payment number as described in our PDO. Requests for rehearing related to both the PDO and tariff filings have been filed with FERC by other parties. On July 13, 2020, we filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit Court of Appeals”) to protect our interest, and requested review of FERC’s order granting in part and denying in part our PDO and FERC’s order granting rehearings for further consideration. Petitions for review related to both the PDO and tariff filings have been filed with the D.C. Circuit Court of Appeals by other parties. It is not possible to predict if FERC will require us to refund amounts to our customers for sales after March 26, 2020, if FERC will approve our current practices regarding use of regulatory assets are just and reasonable, or to estimate any liability associated with this matter. In addition, we cannot predict the outcome of the 206 proceedings, our April 13 request for rehearing or any other request for rehearing filed with FERC, or our petition for review or any other petition for review filed with the D.C. Circuit Court of Appeals.

On May 4, 2020, United Power, Inc. (“United”) filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court against us and our three Non-Utility Members alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are also void, that we have breached the wholesale electric service contract with United, and that we and our three Non-Utility Members conspired to deprive the COPUC of jurisdiction over the contract termination payment of our Colorado Utility Members. On June 20, 2020, we filed our answer denying United’s allegations and request for relief, and asked the court to dismiss United’s claims. We asserted counterclaims against United, and are seeking relief from United’s breach of our Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are valid. On June 20, 2020, the three Non-Utility Members filed a joint motion to dismiss. United filed its response on July 30, 2020. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. We were formed by our utility member systems, or Utility Members, for the purpose of providing wholesale power and transmission services to our Utility Members (which are distribution electric cooperatives and public power districts) for their resale of the power to their retail consumers. Our Utility Members serve large portions of Colorado, Nebraska, New Mexico and Wyoming. We also sell a portion of our generated electric power to other utilities in our regions pursuant to long-term contracts and short-term sale arrangements. Our Utility Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and communities, as well as large and small businesses and industries.

We are owned entirely by our forty-five members. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. For our forty-two Class A members, or Class A Members, we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members, and therefore all our Utility Members are currently Class A Members. We have three non-utility members, or Non-Utility Members. Our Utility Members and Non-Utility Members are collectively referred to as our “Members.” Thirty-eight of our Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. We became regulated as a public utility under Part II of the Federal Power Act, or FPA, on September 3, 2019 when we admitted a Non-Utility Member, MIECO, Inc. (a non-governmental/non-electric cooperative entity), as a new Member/owner.

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

We sold 8.4 million megawatt hours, or MWhs, for the six months ended June 30, 2020, of which 92.3 percent was to Utility Members. Total revenue from electric sales was $612.2 million for the six months ended June 30, 2020, of which 94.7 percent was from Utility Member sales. Our results for the six months ended June 30, 2020 were primarily impacted by seasonal weather changes as well as reduced sales due to disruptions of operations from our Utility Members’ commercial customers associated with the pandemic.

●	Non-member electric sales decreased by $11.1 million, or 25.4 percent, primarily due to decreased short-term market sales during the first quarter of 2020 and overall decreased generation from our generating stations.
●	Fuel expense decreased $36.3 million, or 26.5 percent, primarily due to decreased generation as a result of favorable market conditions for purchasing power.
●	Production expense decreased $16.9 million, or 17.0 percent, primarily due to the postponement, or selective performance, of scheduled maintenance as a result of impacts from the COVID-19 pandemic.

Our Bylaws and Wholesale Electric Service Contracts

Pursuant to our Bylaws, each Utility Member is required to purchase from us the electric power and energy provided in the wholesale electric service contract with such Utility Member. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. We had a wholesale electric service contract with Delta-Montrose Electric Association, or DMEA, that extended through 2040 (which constituted approximately 3 percent of our revenue from Utility Member sales for the six months ended June 30, 2020). DMEA withdrew from membership in us on June 30, 2020 pursuant to the Membership Withdrawal Agreement and DMEA’s contract was assigned by us to DMEA’s new third-party power supplier. These 42 contracts are substantially similar and are subject to automatic extension thereafter until either party provides at least a two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Utility Member and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of June 30, 2020, after the withdrawal of DMEA from membership in us, 20 Utility Members have enrolled in this program with capacity totaling approximately 128 MWs of which 120 MWs are in operation.

Pursuant to our wholesale electric service contracts with our Utility Members, we convened a contract committee in 2019 and 2020, consisting of a representative from each Utility Member, to review the wholesale electric service contracts and to discuss alternative contracts for our Utility Members, including partial requirements contracts. Upon recommendations from the contract committee, in March 2020, our Board of Directors, or Board, established two classes of Utility Members: Class A - Utility Full Requirements and Class B – Utility Partial Requirements. Both classes of membership are full-requirements transmission Utility Members with the term of all contracts remaining unchanged and continuing to extend through 2050. An annual open season for Class A Members and Class B members will be declared with at least three months of notice with a 300 MW system limit. Class A Members that elect to become Class B members shall be subject to a buy-down payment. In April 2020, the Board approved the terms and conditions for a buy-down payment methodology for a Class A Member to become a Class B member that will make other Utility Members financially whole. In July 2020, we filed with the Federal Energy Regulatory Commission, or FERC, the Board approved buy-down payment methodology.

Pursuant to our Bylaws, a Utility Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe; provided, however, that no Utility Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. In April 2020, the Board approved a “Make-Whole” methodology for a contract termination payment designed to leave remaining Utility Members in the same economic position after a Utility Member terminates its wholesale electric service contract as the remaining Utility Members would have been had the Utility Member not terminated. Any termination of a Utility Member wholesale electric service contract shall continue to require Board approval. In April 2010, we filed with FERC the Board approved contract termination payment methodology. In June 2020, FERC accepted our contract termination payment methodology and referred it to FERC’s hearing and settlement judge procedures. Two of our Utility Member have filed requests for rehearing.

On June 30, 2020, DMEA withdrew from membership in us pursuant to the Membership Withdrawal Agreement. The Membership Withdrawal Agreement provided for the payment to us by DMEA of $88.5 million, the assignment by us of the wholesale electric service contract between us and DMEA to DMEA’s new third-party power supplier, the withdrawal of DMEA from membership in us, the retirement by us and forfeiture by DMEA of $47.7 million of DMEA’s patronage capital allocation, and the conveyance of certain assets and facilities by us to DMEA. The $88.5 million in cash, included the $26 million for the conveyance of certain assets and facilities by us to DMEA. The DMEA withdrawal resulted in $110.2 million in other income and a $5.2 million gain on the sale of electric plant, which was deferred by our Board and is recorded in deferred credits and other liabilities on the statement of financial position.

In November 2019, La Plata Electric Association, Inc., or LPEA, filed a formal complaint with the COPUC alleging that we have hindered LPEA’s ability to seek withdrawal from us. LPEA alleges, among other things, that our Board’s temporary suspension of providing Utility Members with contract termination payment numbers is unlawful. LPEA seeks for the COPUC to issue an order related to our temporary suspension and for the COPUC to establish the contract termination payment amount. In November 2019, United Power, Inc., or United, filed a formal complaint with the COPUC alleging that we have hindered United’s ability to explore its power supply options by either withdrawing from us or continuing as a Utility Member under a partial requirements contract. United alleges, among other things, that we have failed to provide a just, reasonable, and non-discriminatory contract termination payment number. United seeks for the COPUC to issue an order establishing a contract termination payment amount. The COPUC has consolidated the proceeding. On July 10, 2020, the administrative law judge issued a recommended decision that followed United’s arguments and adopted United’s contract termination payment methodology to calculate United’s and LPEA’s contract termination payment amount. On July 27, 2020, the COPUC on its own motion stayed the recommended decision. On July 30, 2020, we filed our exceptions (essentially an appeal) to the recommended decision to the full commission of the COPUC. See “LEGAL PROCEEDINGS.”

In May 2020, United filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court against us and our three Non-Utility Members alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are also void, that we have breached the wholesale electric service contract with United, and that we and our three Non-Utility Members conspired to deprive the COPUC of jurisdiction over the contract termination payment of our Colorado Utility Members. On June 20, 2020, we filed our answer denying United’s allegations and request for relief. We asserted counterclaims against United, and requested declaratory judgements on certain matters. On June 20, 2020, the three Non-Utility Members filed a joint motion to dismiss. See “LEGAL PROCEEDINGS.”

Responsible Energy Plan

In July 2019, we announced that we are pursuing a Responsible Energy Plan to transition to a cleaner generation portfolio while ensuring reliability, increasing Utility Member flexibility, all with a goal to lower wholesale rates to our Utility Members. In January 2020, we announced the actions of our Responsible Energy Plan, which advance our cleaner generation portfolio and programs to serve our Utility Members. Some of the actions of the Responsible Energy Plan include:

●	Reducing emissions by eliminating 100 percent of emissions from our New Mexico coal-fired generating facilities by the end of 2020 and from our Colorado coal-fired generating facilities by 2030.
●	Increasing clean energy by bringing over 1 gigawatt of wind and solar resources online by 2024, meaning 50 percent of the energy consumed by our Utility Members customers is expected to come from renewables by 2024.
●	Increasing Utility Member flexibility to develop more local, self-supplied renewable energy.
●	Extending benefits of a clean grid across the economy through expanded electric vehicle infrastructure and beneficial electrification.

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

In the first quarter of 2020, in accordance with accounting requirements, we recognized an impairment loss of $268.2 million associated with the early retirement of Escalante Generating Station. Our Board approved the deferral of such impairment loss as a regulatory asset. This loss will be amortized to depreciation, amortization and depletion expense beginning in 2021 through the end of 2045, which was the depreciable life of Escalante Generating Station, and is expected to be recovered from our Utility Members through rates. Such deferral and recovery is subject to approval by FERC. Craig Generating Station Units 2 and 3 continue to be depreciated over the last rate study end lives of 2039 and 2044. Once it becomes probable that FERC will approve the impairment and recovery of unrecovered depreciation associated with the closure of Craig Generating Station Units 2 and 3, then the expected unrecovered depreciation at the time of the closure will be impaired and recovered from our Utility Members through rates. The net book value of Craig Generating Station Units 2 and 3 was $433.4 million as of June 30, 2020. The shortened life of Colowyo Mine increases annual depreciation, amortization and depletion expense in the amount of approximately $12.7 million.

In connection with such early retirements, our Board continues to evaluate the creation of additional regulatory assets and use of regulatory liabilities to ensure our Utility Member rates remain stable, if not lower, during this transition. A creation of regulatory assets to defer expenses associated with these early retirements or the utilization of regulatory liabilities would require FERC approval.

COVID-19 Impacts

The global coronavirus (COVID-19) pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions.

We are intensely focused on safely delivering power to our Utility Members and ensuring the reliability of the regional power grid, protecting our employees’ health, and supporting state and national directives to stem the spread of COVID-19 in our communities. We have activated established programs and procedures to mitigate the impacts of pandemics and protect our employees from communicable diseases. Our Crisis Management Team, representing all functions of our operations, is actively assessing potential impacts to our operations and taking actions that mitigate those impacts. These actions include: ensuring our critical generation, transmission and operations teams are staffed and have the resources needed to safely operate our power system; implementing best practices to protect employees from the spread of COVID-19, including achieving social distancing for employees through work from home programs; and postponing in-person meetings with our membership in accordance with public health directives, including delaying our annual membership meeting to August 2020 and holding such meeting virtually. We have also supported COVID-19 pandemic relief and recover funds in each of the four states of our Utility Members, including donations totaling $200,000.

In each of our Utility Members states, the governor of such state or officials of certain counties and communities have implemented various and different measures related to COVID-19, including stay-at-home orders, safer-at-home orders, mandating the closure of certain businesses, and phased re-opening of certain businesses, including re-opening at limited capacity. The various governmental measures are constantly changing and starting to allow for more businesses to re-open.

The economic impacts of the COVID-19 pandemic and the various government measures related to COVID-19 have caused a significant slowdown in certain sectors of the economy, including oil and gas, and a corresponding increase in unemployment. We have experienced changes in the load patterns of our Utility Members. We continue to monitor the impacts of COVID-19. The full extent to which the COVID-19 pandemic may ultimately impact our results of operations depends on numerous evolving factors, which are highly uncertain and difficult to predict, including new information which may quickly emerge concerning the severity of the virus, the scope of the outbreak and the actions to contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. We currently believe that we have sufficient liquidity to meet our anticipated capital and operating requirements, and we completed two long-term debt transactions in June 2020 with proceeds totaling $225 million. It is reasonably possible, however, that disruption and volatility in the global capital markets may materially increase the cost of capital in the future. The full impact on our results of operations, financial condition, and cash flows cannot be reasonably estimated at this time. It is possible that actual, perceived or projected negative impacts to our business or Utility Members’ businesses from the impacts of COVID-19 could be the impetus for negative rating action by rating agencies.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2020, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

Factors Affecting Results

Master Indenture

As of June 30, 2020, we had approximately $3.1 billion of secured indebtedness outstanding under our indenture dated effective as of December 15, 1999, or Master Indenture, between us and Wells Fargo Bank, National Association, as trustee. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a

Debt Service Ratio (as defined in the Master Indenture), or DSR, of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an Equity to Capitalization Ratio, or ECR, (as defined in the Master Indenture) of at least 18 percent at the end of each fiscal year.

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

Our Board Policy for Financial Goals and Capital Credits, approved and subject to change by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Utility Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. To date, we have retired approximately $463.2 million of patronage capital to our Members, including the $47.7 million we retired and DMEA forfeited as part of DMEA’s withdrawal from membership in us.

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

Rates and Regulation

At our July 2019 Board meeting, because of increased pressure by states to regulate our rates and charges, our Board authorized us to take action to place us under wholesale rate regulation by FERC. By the addition of non-cooperative members in 2019 and specifically by the addition of MIECO, Inc. as a Non-Utility Member on September 3, 2019. On the same date, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market based rates. In December 2019, we filed our tariff filings, including our stated rate cost of service filing, market based rate authorization, and transmission OATT. On March 20, 2020, FERC issued orders regarding our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due for our Utility Member rates and our transmission service rates prior to March 26, 2020. FERC did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered a 206 proceeding to determine the justness and reasonableness of our rates, including our Class A wholesale rate schedule referenced below, and wholesale electric service contracts. The tariff rates were referred to an administrative law judge to encourage settlement of material issues and to hold a hearing if settlement is not reached. Any refunds to the applicable tariff rates would only apply after March 26, 2020. See “LEGAL PROCEEDINGS.”

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

Our Class A rate schedule (A-40) was filed at FERC as a “stated rate.” While our Board still has authority to determine our rates, those rates, including any change to the rate or rate structure, must be approved by FERC subject to outside comments.

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

Results of Operations

General

Our electric sales revenues are derived from electric power sales to our Utility Members and non-member purchasers. See “– Factors Affecting Results – Rates and Regulation” for a description of our energy and demand rates to our Utility Members. Long-term contract sales to non-members generally include energy and demand components. Short-term sales to non-members are sold at market prices after consideration of incremental production costs. Demand billings to non-members are typically billed per kilowatt of capacity reserved or committed to that customer.

Weather has a significant effect on the usage of electricity by impacting both the electricity used per hour and the total peak demand for electricity. Consequently, weather has a significant impact on our revenues. Relatively higher summer or lower winter temperatures tend to increase the usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces the usage of electricity because heating, air conditioning and irrigation systems are operated less frequently. The amount of precipitation during the growing season (generally May through September) also impacts irrigation use. Other factors affecting our Utility Members’ usage of electricity include:

●	the amount, size and usage of machinery and electronic equipment;
●	the expansion of operations among our Utility Members’ commercial and industrial customers;
●	the general growth in population;
●	COVID-19 and governmental orders related to COVID-19; and
●	economic conditions.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Operating Revenues

Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission and lease revenues, coal sales and revenue from supplying steam and water. Other operating revenue also includes revenue we receive from two of our

Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2020	2019	Amount	Percent
Operating revenues
Utility Member electric sales	$286,997	$284,658	$2,339	0.8%
Non-member electric sales	16,625	16,774	(149)	(0.9)%
Other	10,034	13,156	(3,122)	(23.7)%
Total operating revenues	$313,656	$314,588	$(932)	(0.3)%

Energy sales (in MWh):
Utility Member electric sales	3,725,077	3,734,677	(9,600)	(0.3)%
Non-member electric sales	337,334	335,592	1,742	0.5%
	4,062,411	4,070,269	(7,858)	(0.2)%

●	Utility Member electric sales decreased slightly, in terms of MWhs, sold primarily due to a slowdown in certain sectors of the economy from the impacts of COVID-19 during the quarter, in particular, from our Utility Members’ commercial customers. Revenue from Utility Member electric sales increased primarily due to a 1.1 percent higher average price for the three months ended June 30, 2020 when compared to the same period in 2019. The increase in average price was primarily due to increased demand peak from Utility Members during the three months ended June 30, 2020 when compared to the same period in 2019.
●	Other operating revenues decreased primarily due to the expiration of leasing arrangement as a lessor on June 30, 2019. Under the agreement, we provided for the use of power generating equipment at the J.M. Shafer Generating Station.

Operating Expenses

Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2020	2019	Amount	Percent
Operating expenses
Purchased power	$86,653	$78,467	$8,186	10.4%
Fuel	39,549	51,747	(12,198)	(23.6)%
Production	39,709	52,078	(12,369)	(23.8)%
Transmission	41,646	40,882	764	1.9%
General and administrative	16,041	12,096	3,945	32.6%
Depreciation, amortization and depletion	44,311	38,144	6,167	16.2%
Coal mining	1,087	2,553	(1,466)	(57.4)%
Other	3,055	3,676	(621)	(16.9)%
Total operating expenses	$272,051	$279,643	$(7,592)	(2.7)%

●	Purchased power increased primarily due to favorable market conditions for purchasing power resulting in lower generation from our generating stations. Purchased power increased (in MWhs) 12.7 percent for the three months ended June 30, 2020 compared to the same period in 2019. The increase was partially offset by a 2.3 percent decrease in average price of purchased power during the three months ended June 30, 2020 compared to the same period in 2019.
●	Fuel expense decreased primarily due to lower generation from our generating stations during the period and fluctuation in fuel costs. Net generation (in MWhs) decreased 27.0 percent during the three months ended June 30, 2020 compared to the same period in 2019.
●	Production expense decreased primarily due to the postponement, or selective performance, of scheduled maintenance as a result of impacts from the COVID-19 pandemic. Maintenance activities are expected to be performed at later dates.
●	General and administrative expense increased primarily due to an increase in outside professional services, increased regulatory commission costs, as well as an overall increase in expenses related to general and administration labor and benefits.
●	Depreciation, amortization and depletion expense increased primarily due to increased depreciation related to the Collom development, accelerated depletion on the coal reserves at the Colowyo Mine and a change in asset depreciable lives from 2044 to 2030 as a result of the planned early retirement of the Colowyo Mine.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Operating Revenues

The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2020	2019	Amount	Percent
Operating revenues
Member electric sales	$579,760	$583,589	$(3,829)	(0.7)%
Non-member electric sales	32,438	43,504	(11,066)	(25.4)%
Other	20,924	27,412	(6,488)	(23.7)%
Total operating revenues	$633,122	$654,505	$(21,383)	(3.3)%

Energy sales (in MWh):
Member electric sales	7,734,868	7,768,198	(33,330)	(0.4)%
Non-member electric sales	644,011	894,660	(250,649)	(28.0)%
	8,378,879	8,662,858	(283,979)	(3.3)%

●	Non-member electric sales decreased primarily due to decreased short-term market sales during the first quarter, decreased demand from impacts of COVID-19, and overall decreased generation from our generating stations. Short-term market sales decreased 284,037 MWhs, or 40.7 percent, to 413,929 MWhs for the six months ended June 30, 2020 compared to 697,966 MWhs for the same period in 2019.
●	Other operating revenues decreased primarily due to the expiration of leasing arrangement as a lessor on June 30, 2019. Under the agreement, we provided for the use of power generating equipment at the J.M. Shafer Generating Station.

Operating Expenses

The following is a summary of the components of our operating expenses for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2020	2019	Amount	Percent
Operating expenses
Purchased power	$157,668	$149,423	$8,245	5.5%
Fuel	100,618	136,897	(36,279)	(26.5)%
Production	82,897	99,838	(16,941)	(17.0)%
Transmission	83,186	80,024	3,162	4.0%
General and administrative	32,256	22,909	9,347	40.8%
Depreciation, amortization and depletion	91,335	76,289	15,046	19.7%
Coal mining	3,821	6,149	(2,328)	(37.9)%
Other	10,738	7,514	3,224	42.9%
Total operating expenses	$562,519	$579,043	$(16,524)	(2.9)%

●	Purchased power expense increased primarily due to favorable market conditions for purchasing power resulting in lower generation from our generating stations. Purchased power increased (in MWhs) 9.1 percent for the six months ended June 30, 2020 compared to the same period in 2019. The increase was partially offset by a 3.7 percent decrease in the average price of purchased power during the six months ended June 30, 2020 compared to the same period in 2019.
●	Fuel expense decreased primarily due to lower generation from our generating facilities, fluctuations in fuel prices, and overall decreased demand as a result of seasonal weather changes and impacts from COVID-19. Net generation decreased (in MWhs) 11.5 percent during the six months ended June 30, 2020 compared to the same period in 2019. Also included in fuel expense during the six months ended June 30, 2019 compared the same period in 2020 was an additional environmental obligation of $9.9 million due to the anticipated revision to the New Horizon Mine reclamation plan to accommodate an alternative post mine land use, including construction of a pond, necessary for final mine reclamation.
●	Production expense decreased primarily due to the postponement, or selective performance, of scheduled maintenance activities as a result of impacts from the COVID-19. Maintenance activities are expected to be performed at later dates.
●	General and administrative expense increased primarily due to an increase in outside professional services, increased regulatory commission costs, fewer recoveries of general and administrative costs from joint project activities, as well as an overall increase in expenses related to general and administration labor and benefits.
●	Depreciation, amortization, and depletion expense increased primarily due to increased depreciation related to the Collom development, accelerated depletion on the coal reserves at the Colowyo Mine and a change in asset depreciable lives from 2044 to 2030 as a result of the planned early retirement of the Colowyo Mine. Additionally, deferred impairment costs related to the Holcomb Generating Station began to be amortized in January 2020.

Financial condition as of June 30, 2020 compared to December 31, 2019

The principal changes in our financial condition from December 31, 2019 to June 30, 2020 were due to increases and decreases in the following:

Assets

●	Cash and cash equivalents increased $257.5 million, or 310.0 percent, to $340.6 million as of June 30, 2020 compared to $83.1 million as of December 31, 2019. The increase was primarily due to proceeds from the issuance of long-term debt of $425 million ($125 million under our First Mortgage Obligations, Series 2020A with CoBank, ACB, or CoBank, $100 million under our First Mortgage Obligations, Series 2020B with National Rural Utilities Cooperative Finance Corporation, or CFC, and $200 million under our secured revolving credit facility with CFC, as lead arranger and administrative agent, or the Revolving Credit Agreement) and proceeds of $88.5 million related to the DMEA withdrawal. These increases in cash and cash equivalents were partially offset by lower short-term borrowings and higher principal payments of long-term debt.
●	Restricted cash and investments decreased $25.6 million, or 83.8 percent, to $5.1 million as of June 30, 2020 compared to $30.7 million as of December 31, 2019. The decrease was primarily due to the unrestricting by our Board of restricted cash related to deferred revenue in response to volatile market conditions.
●	Deposits and advances increased $6.7 million, or 23.3 percent, to $35.1 million as of June 30, 2020 compared to $28.4 million as of December 31, 2019. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the tem of the related insurance, membership or license period.
●	Regulatory assets increased $227.8 million, or 45.8 percent, to $725.1 million as of June 30, 2020 compared to $497.3 million as of December 31, 2019. The increase was primarily due to the deferral of the $268.2 million impairment loss (including $259.8 million of impaired assets and $8.4 million of deferred severance) related to the early retirement of the Escalante Generating Station, which is expected to be retired by the end of 2020. This increase was partially offset by a decrease of $25.0 million in the deferred income tax valuation allowance related to the Holcomb abandonment tax loss and amortization of $15.4 million to depreciation, amortization and depletion expense and recovered from our Utility Members through rates.

Liabilities

●	Patronage capital equity decreased $46.8 million, or 4.4 percent, to $984.2 million as of June 30, 2020 compared to $1.031 billion as of December 31, 2019. The decrease was primarily due to $47.7 million of patronage capital that we retired in connection with DMEA’s withdrawal from membership in us partially offset by a margin attributable to us of $0.9 million for the six months ended June 30, 2020.
●	Long-term debt increased $152.9 million, or 5.0 percent, to $3.216 billion as of June 30, 2020 compared to $3.063 billion as of December 31, 2019 and current maturities of long-term debt increased $129.3 million, or 5.3 percent, to $210.9 million as of June 30, 2020 compared to $81.6 million as of December 31, 2019. The total increase of $282.2 million was due to proceeds from issuance of long-term debt of $425.0 million ($125 million from CoBank, $100 million from CFC, and $200 million under our Revolving Credit Agreement) partially offset by debt payments of $142.8 million (primarily $75.0 million for our Revolving Credit Agreement, $37.2 million for the Springerville certificates and $22.0 million for the First Mortgage Obligations, Series 2009C).
●	Short-term borrowings decreased $112.5 million, or 44.6 percent, to $139.8 million as of June 30, 2020 compared to $252.3 million as of December 31, 2019. The decrease was due to a temporary market disruption in the commercial paper market which began around March 16, 2020 and continued through early April. During that period of time which saw elevated Tier 2 borrowing rates and shortened tenors, we borrowed under our Revolving Credit Agreement in the amount of $200 million and paid down the commercial paper by $200 million. On June 24, 2020 we entered into the First Mortgage Obligations, Series 2020A in the amount of $125 million with CoBank as well as the First Mortgage Obligations, Series 2020B in the amount of $100 million with CFC. Proceeds from these two borrowings were used to repay all remaining outstanding commercial paper that came due through July 15, 2020. Additionally, proceeds are expected to pay off the remaining Revolving Credit Agreement borrowing in the amount of $125 million that will come due on September 24, 2020.
●	Accrued property taxes decreased $10.3 million, or 35.4 percent, to $18.8 million as of June 30, 2020 compared to $29.1 million as of December 31, 2019. The decrease was due to property tax payments of $29.1 million during 2020 (of which $17.7 million were paid during the second quarter of 2020) partially offset by accruals for property taxes due in future periods of $18.8 million.
●	Regulatory liabilities increased $115.1 million, or 94.2 percent, to $237.3 million as of June 30, 2020 compared to $122.2 million as of December 31, 2019. The increase was primarily due to the deferral of the recognition of $110.2 million of other income and $5.2 million gain on sale of assets in connection with the June 30, 2020 withdrawal of DMEA from membership in us.

Liquidity and Capital Resources

We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2020, we had $340.6 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2020 is as follows (dollars in thousands):

			Available
	Authorized		June 30,
	Amount		2020
Revolving Credit Agreement	$650,000	(1)	$385,000	(2)

(1)	The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)	The portion of this facility that was unavailable at June 30, 2020 was $265 million which was dedicated to support outstanding commercial paper of $140 million and $125 million in LIBOR rate loans under our Revolving Credit Agreement.

We have a secured Revolving Credit Agreement with aggregate commitments of $650 million. The Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $360 million of the commercial paper back-up sublimit remained available as of June 30, 2020.

The Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the Revolving Credit Agreement are either LIBOR rate loans or base rate loans, at our option. LIBOR rate loans bear interest at the adjusted LIBOR rate for the term of the advance plus a margin (currently 1.125 percent) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (currently 0.125 percent) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00 percent. Upon discontinuation of the LIBOR rate, the Revolving Credit Agreement provides for CFC and us to endeavor to establish an alternative rate that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Upon discontinuation of the LIBOR rate and if no alternative rate has been established by CFC and us, all funds advances will be at base rate loans. As of June 30, 2020, we have borrowed $125 million in LIBOR rate loans under our Revolving Credit Agreement, which is expected to be repaid when it comes due in September 2020.

The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our Revolving Credit Agreement, which was $500 million at June 30, 2020, thereby providing 100 percent dedicated support for any commercial paper outstanding. We had $140 million of commercial paper outstanding (prior to netting discounts) at June 30, 2020 and $360 million available on the commercial paper back-up sublimit at June 30, 2020.

On June 24, 2020, we entered into two term loan agreements. A term loan agreement was entered into with CoBank, under which we issued our First Mortgage Obligations, Series 2020A consisting of a variable rate borrowing in the amount of $125 million. A term loan agreement was entered into with CFC under which we issued our First Mortgage Obligations, Series 2020B consisting of fixed rate borrowings in the amount of $50 million and variable rate borrowings in the amount of $50 million. Proceeds from the two borrowings were used to repay all remaining outstanding commercial paper that came due through July 15, 2020 and will be used to repay the remaining Revolving Credit Agreement borrowing in the amount of $125 million coming due on September 24, 2020, and for general corporate purposes.

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

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Operating activities. Net cash provided by operating activities was $173.2 million for the six months ended June 30, 2020 compared to $89.2 million for the same period in 2019, an increase of $84.0 million. The increase in cash provided by operating activities was primarily due to proceeds of $88.5 million related to the DMEA withdrawal and the timing of payment of trade and purchased power payables partially offset by a decrease in accounts receivable due to lower Utility Member and non-member electric sales.

Investing activities. Net cash used in investing activities was $45.0 million for the six months ended June 30, 2020 compared to $89.3 million for the same period in 2019, a decrease of $44.3 million. The decrease was primarily due to proceeds from the sale of electric plant related to the DMEA withdrawal and a reduction in generation and transmission improvements and system upgrades for the six months ended June 30, 2020 compared to the same period in 2019.

Financing activities. Net cash provided by financing activities was $103.7 million for the six months ended June 30, 2020 compared to net cash used in financing activities of $9.0 million for the same period in 2019, an increase in net cash provided by financing activities of $112.7 million. The increase in net cash provided by financing activities was primarily due to higher proceeds from issuance of long-term debt ($125 million from the First Mortgage Obligations, Series 2020A, $100 million from the First Mortgage Obligations, Series 2020B and $200 million from our Revolving Credit Agreement) partially offset by higher principal payments of long-term debt (primarily $75.0 million on our Revolving Credit Agreement), a decrease in short-term borrowings of $179.7 million and higher patronage capital retirements to our Members of $49.9 million in 2020 compared to 2019 (on June 30, 2020, we retired $47.7 million of patronage capital in connection with DMEA’s withdrawal from membership in us).

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

Contractual Commitments

Indebtedness. As of June 30, 2020, we had $3.6 billion in outstanding obligations, including approximately $3.1 billion of debt outstanding secured on a parity basis under our Master Indenture, $140.0 million in short-term borrowings, one unsecured loan agreement totaling $23.4 million and the Springerville certificates totaling $334.0 million (which are secured only by a mortgage and lien on Springerville Unit 3 and the Springerville lease). Our debt secured by the lien of our Master Indenture includes notes payable to CFC and CoBank (with the exception of one unsecured note), the First Mortgage Obligations, Series 2009C, the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, First Mortgage Bonds, Series 2016A, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture.

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

Rating Triggers

Our current senior secured ratings are “A3 (stable outlook)” by Moody’s Investors Services, or Moody’s, “A- (negative outlook)” by Standard & Poor’s Global Ratings, or S&P, and “A- (stable outlook)” by Fitch Rating, Inc., or Fitch. Our current short-term ratings are “P-2” by Moody’s, “A-2” by S&P, and “F1” by Fitch.

Our Revolving Credit Agreement includes a pricing grid related to the LIBOR spread, commitment fee and letter of credit fees due under the facility. We also have a term loan agreement that includes a pricing grid related to the LIBOR spread. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would be significant or have a material adverse effect on our financial condition or our future results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, there have been no material changes from the legal proceedings disclosed in “Item 3 – LEGAL PROCEEDINGS” in our annual report on Form 10-K for the year ended December 31, 2019 and updated in Item 1 – LEGAL PROCEEDINGS” in our quarterly report on Form 10-Q for the three months ended March 31, 2020.

LPEA and United COPUC Complaints. Pursuant to our Bylaws, a Utility Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Utility Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. On November 5, 2019, LPEA filed a formal complaint with the COPUC alleging that we have hindered LPEA’s ability to seek withdrawal from us. LPEA alleges, among other things, that our Board’s temporary suspension of providing Utility Members with a contract termination payment number is unlawful. LPEA seeks the COPUC to issue an order related to our temporary suspension and for the COPUC to establish the contract termination payment amount. On November 6, 2019, United filed a formal complaint with the COPUC, alleging that we have hindered United’s ability to explore its power supply options by either withdrawing from us or continuing as a Utility Member under a partial requirements contract. United alleges, among other things, that we have failed to provide a just, reasonable, and non-discriminatory contract termination payment number. United seeks for the COPUC to issue an order establishing a contract termination payment amount. LPEA and United constitute approximately 6 percent and 18 percent, respectively, of our Utility Member revenue for the six months ended June 30, 2020. On November 20, 2019, the COPUC consolidated the two proceeding into one, 19F-0621E. On April 27, 2020, LPEA and United filed a motion for partial summary judgement regarding whether the COPUC has subject matter jurisdiction over the complaints filed by LPEA and United, or in the alternative, that the addition of the Non-Utility Members is invalid under Colorado law. On May 11, 2020, we filed our reply to LPEA and United’s joint motion for partial summary judgement maintaining that issues raised by LPEA and United are matters of Colorado corporate law subject to the exclusive jurisdiction of the state courts and that the admission of Non-Utility Members is not a violation of Colorado law nor of our Articles of Incorporation and Bylaws. An interim decision on May 15, 2020 granted LPEA and United’s joint motion for partial summary judgment, leaving issues related to the contract termination amount as the only issue to be tried.

A hearing was held on May 18-20, 2020 and statements of position were filed on May 28, 2020. On July 10, 2020, the administrative law judge issued a recommended decision that determined that us not providing LPEA and United a contract termination payment number was unjust, unreasonable, and discriminatory and adopted United’s contract termination payment methodology to calculate United’s and LPEA’s contract termination payment amount. The recommended decision references that United’s contract termination payment methodology applied to United would result in a contract termination payment of approximately $234 million. However, the recommended decision provides that a technical conference will be scheduled to update any financial numbers and provide an exact contract termination payment amount. On July 27, 2020, the COPUC on its own motion stayed the recommended decision. On July 30, 2020, we filed our exceptions (essentially an appeal) to the recommended decision. Other entities have also filed exceptions to the recommended decision.

FERC Tariff and Declaratory Order. Because of increased pressure by states to regulate our rates and charges with impact in other states setting up untenable conflict, we sought consistent federal jurisdiction by FERC. This was accomplished with the addition of non-cooperative members in 2019, specifically MIECO, Inc. as a Non-Utility Member on September 3, 2019. On the same date, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market based rates. We filed our tariff for wholesale electric service and transmission at FERC in December 2019. The request was made to FERC to make the new tariffs retroactive to September 3, 2019. In addition, on December 23, 2019, we filed our Petition for Declaratory Order, or PDO, with FERC asking FERC to confirm our jurisdiction under the FPA and that FERC’s jurisdiction preempts the jurisdiction of the COPUC to address any rate related issues, including the complaints filed by United and LPEA, EL20-16-000.

On March 20, 2020, FERC issued orders regarding our PDO and our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due on our Utility Member rates and our transmission service rates prior to March 26, 2020. FERC did not impose any civil penalties on us. FERC also did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered a 206 proceeding to determine the justness and reasonableness of our rates and wholesale electric service contracts. The tariff rates were referred to an administrative law judge to encourage settlement of material issues and to hold a hearing if settlement is not reached. The settlement proceedings are continuing. Any refunds to the applicable tariff rates would only apply after March 26, 2020. FERC’s March 20, 2020 order regarding our PDO denied our requested declaration regarding the preemption of the United and LPEA proceedings at the COPUC stating they are not currently preempted.

On April 13, 2020, we filed a request for rehearing limited to the issue of preemption of the United and LPEA proceedings at the COPUC related to the contract termination payment amount as described in our PDO. Requests for rehearing related to both the PDO and tariff filings have been filed with FERC by other parties. On May 14, 2020, FERC entered an order granting our request for rehearing for further consideration on our PDO. On July 13, 2020, we filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit Court of Appeals, to protect our interest, and requested review of FERC’s order granting in part and denying in part our PDO and FERC’s order granting rehearings for further consideration. Petitions for review related to both the PDO and tariff filings have been filed with the D.C. Circuit Court of Appeals by other parties. It is not possible to predict if FERC will require us to refund amounts to our customers for sales after March 26, 2020, if FERC will approve our current practices regarding use of regulatory assets are just and reasonable, or to estimate any liability associated with this matter. In addition, we cannot predict the outcome of the 206 proceedings, our April 13 request for rehearing or any other request for rehearing filed with FERC, or our petition for review or any other petition for review filed with the D.C. Circuit Court of Appeals.

United Adams District Court Complaint. On May 4, 2020, United filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court, 2020CV030649, against us and our three Non-Utility Members alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are also void, that we have breached the wholesale electric service contract with United, and that we and our three Non-Utility Members conspired to deprive the COPUC of jurisdiction over the contract termination payment of our Colorado Utility Members. On June 20, 2020, we filed our answer denying United’s allegations and request for relief, and asked the court to dismiss United’s claims. We asserted counterclaims against United, and are seeking relief from United’s breach of our Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are valid. On June 20, 2020, the three Non-Utility Members filed a joint motion to dismiss. United filed its response on July 30, 2020. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1.5

Supplemental Master Mortgage Indenture No. 43, dated and effective as of June 24, 2020, between Tri-State Generation and Transmission Association, Inc. and Wells Fargo Bank, National Association as (successor) trustee

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

Tri-State Generation and Transmission Association, Inc.

Date: August 12, 2020	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 12, 2020		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)