Form 10-Q
period 2021-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2021-08-09
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
COVID-19	coronavirus disease 2019 that was declared a pandemic by the World Health Organization in March 2020
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
DMEA	Delta-Montrose Electric Association
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
Jurisdictional PDO	our Petition for Declaratory Order on Jurisdiction under Part II of Federal Power Act, filed with FERC on December 23, 2019, EL20-16-000
kWh	kilowatt hour
LIBOR	London Interbank Offered Rate
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and Wells Fargo Bank, National Association, as trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
OATT	Open Access Transmission Tariff
Revolving Credit Agreement	Credit Agreement, dated as of April 25, 2018, between us and CFC, as administrative agent
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$6,240,314	$6,254,652
Construction work in progress	91,093	89,447
Total electric plant	6,331,407	6,344,099
Less allowances for depreciation and amortization	(2,985,644)	(2,991,393)
Net electric plant	3,345,763	3,352,706
Other plant	408,995	456,924
Less allowances for depreciation, amortization and depletion	(153,250)	(133,012)
Net other plant	255,745	323,912
Total property, plant and equipment	3,601,508	3,676,618
Other assets and investments
Investments in other associations	164,223	162,975
Investments in and advances to coal mines	2,437	2,799
Restricted cash and investments	4,366	4,682
Other noncurrent assets	15,987	14,889
Total other assets and investments	187,013	185,345
Current assets
Cash and cash equivalents	114,494	127,187
Restricted cash and investments	343	205
Deposits and advances	35,932	32,012
Accounts receivable—Utility Members	110,126	96,637
Other accounts receivable	25,513	20,570
Electric plant held for sale	—	4,877
Coal inventory	64,963	55,762
Materials and supplies	82,368	82,119
Total current assets	433,739	419,369
Deferred charges
Regulatory assets	688,747	710,268
Prepayment—NRECA Retirement Security Plan	18,803	21,490
Other	41,223	33,646
Total deferred charges	748,773	765,404
Total assets	$4,971,033	$5,046,736
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$972,473	$978,519
Accumulated other comprehensive loss	(6,145)	(5,714)
Noncontrolling interest	115,569	114,851
Total equity	1,081,897	1,087,656
Long-term debt	3,138,826	3,200,181
Total capitalization	4,220,723	4,287,837
Current liabilities
Utility Member advances	19,091	16,592
Accounts payable	117,437	98,654
Short-term borrowings	79,968	—
Accrued expenses	29,588	40,736
Current asset retirement obligations	6,679	11,044
Accrued interest	25,892	27,520
Accrued property taxes	18,155	32,794
Current maturities of long-term debt	75,718	87,587
Total current liabilities	372,528	314,927
Deferred credits and other liabilities
Regulatory liabilities	183,907	224,953
Deferred income tax liability	19,811	19,591
Asset retirement and environmental reclamation obligations	78,362	127,045
Other	76,351	54,600
Total deferred credits and other liabilities	358,431	426,189
Accumulated postretirement benefit and postemployment obligations	19,351	17,783
Total equity and liabilities	$4,971,033	$5,046,736
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues
Utility Member electric sales	$274,445	$286,997	$547,243	$579,760
Non-member electric sales	36,145	16,625	74,319	32,438
Other	15,712	10,034	30,712	20,924
	326,302	313,656	652,274	633,122

Operating expenses
Purchased power	86,552	86,653	173,569	157,668
Fuel	45,870	39,549	106,417	100,618
Production	52,841	39,709	93,742	82,897
Transmission	41,948	41,646	86,619	83,186
General and administrative	11,897	16,041	26,484	32,256
Depreciation, amortization and depletion	46,483	44,311	99,238	91,335
Coal mining	966	1,087	2,507	3,821
Other	1,282	3,055	3,833	10,738
	287,839	272,051	592,409	562,519

Operating margins	38,463	41,605	59,865	70,603

Other income
Interest	907	984	1,784	2,289
Capital credits from cooperatives	2	135	4,275	3,488
Other income	1,032	401	1,889	151
	1,941	1,520	7,948	5,928

Interest expense
Interest	36,092	37,993	72,207	76,860
Interest charged during construction	(1,004)	(1,601)	(1,978)	(3,562)
	35,088	36,392	70,229	73,298

Income tax expense (benefit)	110	(121)	219	(330)

Net margins including noncontrolling interest	5,206	6,854	(2,635)	3,563
Net margin attributable to noncontrolling interest	(1,762)	(1,421)	(3,411)	(2,740)
Net margins attributable to the Association	$3,444	$5,433	$(6,046)	$823
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net margins including noncontrolling interest	$5,206	$6,854	$(2,635)	$3,563
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(7)	—	(41)	—
Amortization of actuarial loss on postretirement benefit obligation included in net margin	219	177	731	1,110
Unrecognized prior service cost	—	—	(1,121)	(7,373)
Other comprehensive income (loss)	212	177	(431)	(6,263)

Comprehensive income (loss) including noncontrolling interest	5,418	7,031	(3,066)	(2,700)
Net comprehensive income attributable to noncontrolling interest	(1,762)	(1,421)	(3,411)	(2,740)

Comprehensive income (loss) attributable to the Association	$3,656	$5,610	$(6,477)	$(5,440)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Patronage capital equity at beginning of period	$969,029	$1,026,453	$978,519	$1,031,063

Net margins attributable to the Association	3,444	5,433	(6,046)	823
Retirement of patronage capital	—	(47,665)	—	(47,665)
Patronage capital equity at end of period	972,473	984,221	972,473	984,221

Accumulated other comprehensive loss at beginning of period	(6,357)	(7,958)	(5,714)	(1,518)

Unrealized loss on securities available for sale	(7)	—	(41)	—
Amortization of prior service cost	219	177	731	1,110
Unrecognized prior service cost	—	—	(1,121)	(7,373)
Accumulated other comprehensive loss at end of period	(6,145)	(7,781)	(6,145)	(7,781)

Noncontrolling interest at beginning of period	113,807	111,768	114,851	111,717

Net comprehensive income attributable to noncontrolling interest	1,762	1,421	3,411	2,740
Equity distribution to noncontrolling interest	—	—	(2,693)	(1,268)
Noncontrolling interest at end of period	115,569	113,189	115,569	113,189
Total equity at end of period	$1,081,897	$1,089,629	$1,081,897	$1,089,629
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net margins including noncontrolling interest	$(2,635)	$3,563
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	99,238	91,335
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,249	1,204
Impairment loss	—	259,761
Deferred impairment loss and other closure costs	—	(268,163)
Recognition of deferred revenue	(40,790)	—
Deferred membership withdrawal income	—	110,165
Deposits associated with generator interconnection requests	17,130	—
Capital credit allocations from cooperatives and income from coal mines under (over) refund distributions	(957)	2,775
Changes in operating assets and liabilities:
Accounts receivable	(19,250)	(3,457)
Coal inventory	(9,202)	(13,914)
Materials and supplies	(249)	256
Accounts payable and accrued expenses	23,681	11,753
Accrued interest	(1,628)	(1,447)
Accrued property taxes	(14,640)	(10,307)
Other	(1,935)	(12,966)
Net cash provided by operating activities	52,698	173,244

Investing activities
Purchases of plant	(52,030)	(68,059)
Sale of electric plant	—	26,000
Changes in deferred charges	(5,325)	(3,007)
Proceeds from other investments	72	68
Net cash used in investing activities	(57,283)	(44,998)

Financing activities
Changes in Member advances	2,499	(2,896)
Payments of long-term debt	(73,946)	(142,792)
Proceeds from issuance of long-term debt	—	425,000
Debt issuance costs	—	(527)
Change in short-term borrowings, net	79,968	(112,520)
Retirement of patronage capital	(13,705)	(60,991)
Equity distribution to noncontrolling interest	(2,693)	(1,268)
Other	(409)	(279)
Net cash provided by (used in) financing activities	(8,286)	103,727

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	(12,871)	231,973
Cash, cash equivalents and restricted cash and investments – beginning	132,074	113,768
Cash, cash equivalents and restricted cash and investments – ending	$119,203	$345,741

Supplemental cash flow information:
Cash paid for interest	$72,904	$77,787
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$397	$594
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2021 and 2020
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-two electric distribution member systems who are Class A members to which we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” The addition of Non-Utility Members in 2019 and specifically the addition of MIECO, Inc. on September 3, 2019 removed the exemption from the Federal Energy Regulatory Commission’s (“FERC”) regulation for us, thus subjecting us to full rate and transmission jurisdiction by FERC effective September 3, 2019. Our stated rate to our Class A members was filed at FERC on December 23, 2019 and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. See Note 17 – Legal.
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
Effective as of August 1, 2021, our ownership share in MBPP increased to 28.5 percent due to our acquisition of Wyoming Municipal Power Agency’s ownership share in MBPP. The purchase represents an additional 1.37 percent undivided ownership interest in MBPP, which includes transmission and water rights and approximately 23 megawatts of generation.

Our share in each jointly owned facility is as follows as of June 30, 2021 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,698	$251,323	$653
MBPP - Laramie River Station	27.13%	500,485	318,715	3,096
Total		$892,183	$570,038	$3,749

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
Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Regulatory assets
Deferred income tax expense (1)	$19,641	$19,641
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	80,278	81,424
Goodwill – J.M. Shafer (3)	44,872	46,296
Goodwill – Colowyo Coal (4)	35,645	36,161
Deferred debt prepayment transaction costs (5)	127,988	132,302
Deferred Holcomb expansion impairment loss (6)	86,482	88,819
Unrecovered plant (7)	293,841	305,625
Total regulatory assets	688,747	710,268

Regulatory liabilities
Interest rate swap - realized gain (8) and other	3,037	3,293
Deferred revenues (9)	22,927	63,717
Deferred membership withdrawal income (10)	157,943	157,943
Total regulatory liabilities	183,907	224,953
Net regulatory asset	$504,840	$485,315
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
(7)Represents deferral of the impairment losses related to the early retirement of the Nucla and Escalante Generating Stations. The deferred impairment loss for Nucla Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $11.3 million annually over the 3.3-year period ending in December 2022 and recovered from our Utility Members through rates. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $11.3 million annually over the 25-year period ending in December 2045, which was the depreciable life of Escalante Generating Station, and recovered from our Utility Members through rates. The annual amortization approximates the former annual Escalante Generating Station depreciation for the remaining life of the asset.
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
Investments in other associations are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Basin Electric Power Cooperative	$118,295	$118,295
National Rural Utilities Cooperative Finance Corporation - patronage capital	11,933	11,933
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,149	15,221
CoBank, ACB	12,707	11,141
Other	6,139	6,385
Investments in other associations	$164,223	$162,975
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2021 or during 2020.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$114,494	$127,187
Restricted cash and investments - current	343	205
Restricted cash and investments - noncurrent	4,366	4,682
Cash, cash equivalents and restricted cash and investments	$119,203	$132,074
NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 12 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2021, we recognized $0.7 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable - Utility Members	$110,126	$96,637

Other accounts receivable - trade:
Non-member electric sales	7,423	5,231
Other	16,603	9,785
Total other accounts receivable - trade	24,026	15,016
Other accounts receivable - nontrade	1,487	5,554
Total other accounts receivable	$25,513	$20,570

Contract liabilities (unearned revenue)	$5,598	$6,025

NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2021	December 31, 2020
Preliminary surveys and investigations	$12,188	$12,886
Advances to operating agents of jointly owned facilities	6,507	2,071
Operating lease right-of-use assets	7,688	7,985
Other	14,840	10,704
Total other deferred charges	$41,223	$33,646
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
NOTE 7 – LONG-TERM DEBT
We have $3.1 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $15.8 million as of June 30, 2021. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement on an annual basis and an equity to capitalization ratio requirement of at least 18 percent at the end of each fiscal year. Other than the Springerville certificates that has a debt service ratio requirement of at least 1.02 on an annual basis, all other long-term debt contains a debt service ratio requirement of at least 1.10 on an annual basis.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $650 million (“Revolving Credit Agreement”) that expires on April 25, 2023 and includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of June 30, 2021, we had $570.0 million in availability under the Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Total debt	$3,234,768	$3,308,715
Less debt issuance costs	(24,341)	(25,590)
Less debt discounts	(9,530)	(9,659)
Plus debt premiums	13,647	14,302
Total debt adjusted for debt issuance costs, discounts and premiums	3,214,544	3,287,768
Less current maturities	(75,718)	(87,587)
Long-term debt	$3,138,826	$3,200,181

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
Commercial paper consisted of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Commercial paper outstanding, net of discounts	$79,968	$—
Weighted average interest rate	0.18%	—%
At June 30, 2021, $420.0 million of the commercial paper back-up sublimit remained available under the Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Six Months Ended June 30, 2021
Obligations at beginning of period	$138,089
Liabilities incurred	—
Liabilities settled	(135)
Accretion expense	1,411
Change in cash flow estimate	(54,324)
Total obligations at end of period	$85,041
Less current obligations at end of period	(6,679)
Long-term obligations at end of period	$78,362
In the second quarter of 2021, we recorded a reduction of the Colowyo Mine reclamation liability of $50.0 million. This reduction was primarily related to a change in the mine plan of South Taylor pit at the Colowyo Mine. After obtaining regulatory approval, the South Taylor pit life was extended through 2027 to mine the highwall, which resulted in a lower estimated obligation at the end of the mining period. The West pit is currently in final reclamation. In 2019, we recorded an additional reclamation obligation liability of $22.4 million due to anticipated revision to the New Horizon Mine reclamation plan to accommodate an alternative post mine land use as necessary for final mine reclamation. We continue to evaluate the Colowyo Mine and New Horizon Mine post reclamation obligations and will make adjustments to these obligations as needed.
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2021	December 31, 2020
Transmission easements	$19,531	$19,983
Operating lease liabilities - noncurrent	1,689	1,590
Contract liabilities (unearned revenue) - noncurrent	3,520	3,702
Customer deposits	8,900	7,712
Financial liabilities - reclamation	11,931	12,081
Deposits associated with generator interconnection requests	17,130	—
Other	13,650	9,532
Total other deferred credits and other liabilities	$76,351	$54,600
In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $29.4 million will be paid by us for these easements from 2021 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $19.5 and $20.0 million as of June 30, 2021 and December 31, 2020, respectively, which are recorded as other deferred credits and other liabilities.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at June 30, 2021, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2021
Postretirement medical benefit obligation at beginning of period	$9,985
Service cost	301
Interest cost	129
Benefit payments (net of contributions by participants)	(296)
Postretirement medical benefit obligation at end of period	$10,119
Postemployment medical benefit obligation at end of period	419
Total postretirement and postemployment medical obligations at end of period	$10,538
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2021
Accumulated other comprehensive loss at beginning of period	$(841)
Amortization of prior service credit into other income	(39)
Accumulated other comprehensive loss at end of period	$(880)
Defined Benefit Plans
We participate in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees.

Eligible employees include the Chief Executive Officer and any other employees that become eligible. All our executive employees currently participate in one of the following pension restoration plans: the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the defined benefit plan. As of April 30, 2021, the plans ceased to add new participants and no new executives will be eligible for the plan.
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2021
Executive benefit restoration obligation at beginning of period	$7,379
Service cost	204
Interest cost	109
Actuarial loss	1,121
Executive benefit restoration at end of period	$8,813
Fair value of plan assets at beginning of period	$6,955
Employer contributions	806
Actual return on plan assets	$61
Fair value of plan assets at end of period	$7,822
Net liability recognized	$991
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2021
Accumulated other comprehensive loss at beginning of period	$(4,873)
Amortization of prior service cost into other income	459
Amortization of actuarial loss	171
Curtailment and settlement	141
Unrecognized actuarial loss	(1,121)
Accumulated other comprehensive loss at end of period	$(5,223)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-member electric sales:
Long-term contracts	$10,093	$11,251	$18,799	$23,395
Short-term contracts	6,096	5,374	14,730	9,043
Recognition of deferred revenue	19,956	—	40,790	—
Other	15,712	10,034	30,712	20,924
Total non-member electric sales and other operating revenue	$51,857	$26,659	$105,031	$53,362
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
Other operating revenue
Other operating revenue consists primarily of wheeling, transmission, water and coal sales revenue. Other operating revenue also includes revenue we receive from two of our Non-Utility Members. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice is received). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets in the Eastern Interconnection because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Water revenue is derived from supplying water resources to a paper manufacturer located adjacent to the Escalante Generating Station (payments from the customer are received in accordance with the contract terms which is less than 15 days from the invoice date). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and progress of completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.
NOTE 13 – INCOME TAXES
We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Effective January 1, 2020, we adopted the normalization method of recognizing deferred income taxes pursuant to FERC regulation. Under the normalization method, changes in deferred tax assets or liabilities result in deferred income tax expense (benefit) and any recorded income tax expense (benefit) therefore includes both the current income tax expense (benefit) and the deferred income tax expense (benefit). Our subsidiaries are not subject to FERC regulation and continue to use a flow-through method for recognizing deferred income taxes whereby changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability, as approved by our Board. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Our consolidated statements of operations included an income tax expense of $0.2 million for the six months ended June 30, 2021 and an income tax benefit of $0.3 million for the comparable period in 2020.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.9 million for the three months ended June 30, 2021 and $0.7 million for the comparable period in 2020. Rent expense for all short-term and long-term operating leases was $1.9 million for the six months ended June 20, 2021 and $1.6 million for the comparable period in 2020. Rent expense is included in operating expenses on our consolidated statements of operations. As of June 30, 2021, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$9,237	$9,223
Less: Accumulated amortization	(1,549)	(1,238)
Net operating lease right-of-use assets	$7,688	$7,985

Operating lease liabilities - current	$(464)	$(526)
Operating lease liabilities - noncurrent	(1,689)	(1,590)
Total operating lease liabilities	$(2,153)	$(2,116)

Operating leases
Weighted average remaining lease term (years)	7.7	7.6
Weighted average discount rate	3.75%	3.84%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$550
Year 2	415
Year 3	374
Year 4	247
Year 5	91
Thereafter	650
Total lease payments	$2,327
Less imputed interest	(174)
Total	$2,153
Leasing Arrangements As Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $1.7 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $3.2 million for the six months ended June 30, 2021 and 2020 respectively, are included in other operating revenue on our consolidated statements of operations.
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

	June 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
EBR Trust investments	$7,822	$7,743	$6,955	$6,955
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

	June 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$513	$556	$491	$478
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $105.9 million as of June 30, 2021 and $94.6 million as of December 31, 2020.
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

	June 30, 2021		December 31, 2020
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,234,768	$3,825,737	$3,308,715	$3,908,497

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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Net electric plant	$749,204	$758,273
Noncontrolling interest	115,571	114,852
Long-term debt	300,789	342,355
Accrued interest	8,721	9,942
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation, amortization and depletion	$4,535	$4,535	$9,069	$9,069
Interest	4,956	5,651	10,141	11,511
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
On March 20, 2020, FERC issued orders regarding our Jurisdictional PDO and our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due on our Utility Member rates and our transmission service rates prior to March 26, 2020. FERC also did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered 206 proceedings to determine the justness and reasonableness of our rates and wholesale electric service contracts. FERC also rejected our Board Policy 115 (“BP 115”) and member project contracts related to our Utility Members’ election to provide up to 5 percent of their electric power requirements pursuant to their wholesale electric service contracts on the grounds that the initial filing was incomplete without Board Policy 101 (“BP 101”) related to the self-supply in excess of the 5 percent annual allowance. The tariff rates were referred to an administrative law judges to encourage settlement of material issues and to hold a hearings if settlements is not reached. Any refunds to the applicable tariff rates would only apply for sales after March 26, 2020. On April 30, 2021, we filed a proposed settlement agreement related to our Utility Member stated rate, including BP 115, BP 101, and Board Policy 119 (“BP 119”), with FERC for approval, as further discussed below. The settlement proceedings for our transmission service rates are continuing. FERC’s March 20, 2020 order regarding our Jurisdictional PDO denied our requested declaration regarding the preemption of the United Power and LPEA proceeding at the COPUC stating the proceeding was not currently preempted.
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
On July 1, 2020, we re-submitted our BP 101, BP 115, and all existing member project contracts with FERC for acceptance and on August 28, 2020 FERC accepted the filings effective August 31, 2020. FERC also ordered a 206 proceeding to determine whether our July 1 filed documents are just and reasonable and set them for settlement and hearing procedures, which were consolidated with the settlement and hearing procedures in effect for our member rates docket. United Power has filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") related to FERC’s acceptance of our July 1 filed documents and such matter is being held in abeyance pending resolution of the Jurisdictional PDO appeal discussed below.
On October 19, 2020, we filed our BP 119 related to our community solar program that provides for our Utility Members to develop community solar projects up to specified annual output limits separate from and in addition to the 5 percent self-supply provision of the wholesale electric service contracts and our first community solar contract with a Utility Member with FERC for acceptance. On December 18, 2020, FERC accepted BP 119 and the community solar contract, to be effective December 19, 2020, subject to refund. FERC referred it to FERC’s hearing and settlement judge procedures, which were consolidated with the settlement and hearing procedures in effect for our member rates docket.
On July 13, 2020, we filed a petition for review with the D.C. Circuit Court of Appeals to protect our interest, and requested review of FERC’s order granting in part and denying in part our Jurisdictional PDO and FERC’s order granting rehearings for further consideration. Petitions for review related to both the Jurisdictional PDO and tariff filings have been filed with the D.C. Circuit Court of Appeals by other parties, including United Power. On September 18, 2020, FERC filed to hold the appeals in abeyance. On September 29, 2020, an order was issued considering the motion to hold the case in abeyance, directing the parties to file motions to govern future proceedings by January 11, 2021. FERC, United Power, and the other parties reached agreement on the procedures and schedule for the Jurisdictional PDO and abeyance on all non-Jurisdictional PDO matters and such filing was made to the D.C. Circuit Court of Appeals. On June 7, 2021, United Power filed its brief with the D.C. Circuit Court of Appeals regarding the Jurisdictional PDO.
On April 30, 2021, we filed a proposed settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts, BP 115, BP 101, and BP 119, with FERC for approval. With the exception of four reserved issues contingent on United Power being a settling party, the settlement resolves all issues set for hearing and settlement procedures related to our Utility Member rates. The settlement provides for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. The settlement rates will remain in effect at least through May 31, 2023 and during such time period, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule. We have also agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. During the moratorium, we will establish a rate design committee to oversee the development of the new rate. Three of the reserved issues are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings. On June 30, 2021, the Chief Judge terminated the settlement judge procedures for our member rates docket. On August 2, 2021, FERC approved this settlement agreement and we will file a motion with FERC to set a procedure schedule for the four reserved issues.
It is not possible to predict if FERC will require us to refund amounts to our customers for sales after March 26, 2020 on outstanding issues, if settlements will be reached without a hearing on our transmission service rates and tariff, or the outcome of the four reserved issues related to our member rates docket. In addition, we cannot predict the outcome of the 206 proceedings or any petitions for review filed with the D.C. Circuit Court of Appeals.
LPEA and United Power COPUC Complaints: Pursuant to our Bylaws, a Utility Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Utility Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. On November 5, 2019, LPEA filed a formal complaint with the COPUC alleging that we hindered LPEA’s ability to seek withdrawal from us. On November 6, 2019, United Power filed a formal complaint with the COPUC, alleging that we hindered United Power’s ability to explore its power supply options by either withdrawing from us or continuing as a Utility Member under a partial requirements contract. On November 20, 2019, the COPUC consolidated the two proceeding into one, 19F-0621E.
A hearing was held on May 18-20, 2020. On July 10, 2020, the administrative law judge issued a recommended decision, but the COPUC on its own motion stayed the recommended decision. On September 18, 2020, LPEA and United Power filed a Joint Motion to Lodge FERC’s August 28 Order, and asserting additional corporate law arguments related to the legality of our addition of Non-Utility Members. On October 22, 2020, the COPUC determined that COPUC’s jurisdiction over United Power and LPEA’s complaints was preempted by FERC, the COPUC does not have jurisdiction over corporate law matters, and dismissed both complaints without prejudice. On November 25, 2020, LPEA and United Power jointly filed an application for rehearing, reargument, and reconsideration with the COPUC of its October 22, 2020 decision. The COPUC denied LPEA's and United Power's November 25 application. On January 27, 2021, United Power filed a Writ for Certiorari or Judicial Review, an appeal, in the Denver County District Court, 2021CV30325, of the COPUC's decision to dismiss United Power's complaint. On February 17, 2021, the Denver County District Court granted our unopposed motion to intervene as a defendant in United Power’s appeal of the COPUC’s dismissal. United Power, the COPUC, and us have all filed respective briefs with the court. It is not possible to predict the outcome in this matter.
United Power's Adams District Court Complaints: On May 4, 2020, United Power filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court, 2020CV30649, against us and our three Non-Utility Members alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are also void, that we have breached the wholesale electric service contract with United Power, and that we and our three Non-Utility Members conspired to deprive the COPUC of jurisdiction over the contract termination payment of our Colorado Utility Members. On June 20, 2020, we filed our answer denying United Power’s allegations and request for relief, and asked the court to dismiss United Power’s claims. We asserted counterclaims against United Power, and are seeking relief from United Power’s breach of our Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are valid. On June 20, 2020, the three Non-Utility Members filed a joint motion to dismiss. On December 10, 2020, the Non-Utility Members motion to dismiss was granted. On December 23, 2020, United Power sought to amend its May 2020 compliant to add LPEA as an additional plaintiff and to add the claims from its November 2020 complaint, discussed below, into its amended complaint and to dismiss the November 2020 complaint against us. On July 2, 2021, the court granted United Power's motion to amend its May 2020 complaint, including to add LPEA as an additional plaintiff and to amend its claims as to our three Non-Utility Members. On July 30, 2021, we filed a partial motion to dismiss a majority of United Power's and LPEA's claims, including claims related to the April 2019 Bylaws amendment, the April 2020 Board approvals, and that we conspired with our Non-Utility Members. On July 30, 2021, the three Non-Utility Members filed a joint motion to dismiss all claims by United Power and LPEA against the Non-Utility Members. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.
In addition, on November 23, 2020, United Power filed a Complaint for Declaratory Relief in the Adams County District Court, 2020CV031496, against us seeking for the court to declare that our addition of the Non-Utility Members violated Colorado law. On December 11, 2020, we moved to dismiss United Power's November 2020 compliant because it repeats the claims pending in the May 2020 complaint proceeding. On July 21, 2021, United Power filed a notice of voluntary dismissal without prejudice of its November 2020 complaint. On July 22, 2021, the court entered in order granting United Power’s request to dismiss the November 2020 case without prejudice.

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
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short term energy purchases. We own, lease, have undivided percentage interests in, have tolling arrangements or long-term purchase contracts with respect to, various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,197 MWs, of which approximately 1,166 MWs comes from renewables. In April 2021, the 104 MW Crossing Trails Wind Farm achieved commercial operation and we began purchasing energy pursuant to a fifteen year power purchase agreement. In 2020, we estimate that nearly a third of the energy delivered by us and our Utility Members to our Utility Members’ customers came from non-carbon emitting resources.
We sold 8.0 million MWhs for the six months ended June 30, 2021, of which 92.2 percent was to Utility Members. Total revenue from electric sales was $621.6 million for the six months ended June 30, 2021 of which 88.0 percent was from Utility Member sales. Our results for the six months ended June 30, 2021 were primarily impacted by seasonal weather changes, including record cold winter weather in February, and rate stabilization measures.
•Utility Member electric sales decreased $32.5 million, or 5.6 percent, primarily due to reduced membership and a rate reduction in our Utility Member stated rate.
•Non-member electric sales increased $41.9 million, or 129.1 percent, primarily due to rate stabilization measures. In order to better align with our financial goals, we have begun to recognize deferred revenue on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2021.
•Purchased power expense increased $15.9 million, or 10.1 percent, primarily due to decreased generation from our generating resources because of maintenance activities and favorable market conditions for purchasing power.
•Depreciation, amortization and depletion expense increased $7.9 million, or 8.7 percent, primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of June 30, 2021, 20 Utility Members have enrolled in this program with capacity totaling approximately 138 MWs of which 126 MWs are in operation.
Pursuant to our wholesale electric service contracts with our Utility Members, we convened a contract committee in 2019 and 2020, consisting of a representative from each Utility Member, to review the wholesale electric service contracts and to discuss alternative contracts for our Utility Members, including partial requirements contracts. Upon recommendations from the contract committee, our Board approved a community solar program, a partial requirements structure, including a buy-down payment methodology, and a “Make-Whole” methodology for a contract termination payment. Each of these items recommended by the contract committee representing our Utility Members were filed with FERC for approval in 2020. FERC accepted each of these items, subject to refund, and referred them to FERC's hearing and settlement judge procedures. During our first "open season" partial requirements nomination period that was completed in May 2021, three Utility Members submitted nominations for an aggregate of 209 MWs of self-supply out of an available pool of 300 MWs. For further information see “Item 1 – BUSINESS – MEMBERS – Contract Committee” in our annual report on Form 10-K for the year ended December 31, 2020.
Pursuant to our Bylaws, a Utility Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe; provided, however, that no Utility Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. In April 2020, the Board approved a “Make-Whole” methodology for a contract termination payment designed to leave remaining Utility Members in the same economic position after a Utility Member terminates its wholesale electric service contract as the remaining Utility Members would have been had the Utility Member not terminated. In April 2020, we filed with FERC the Board approved contract termination payment methodology. In June 2020, FERC accepted our contract termination payment methodology and referred it to FERC’s hearing and settlement judge procedures. In late 2020, certain Utility Members formally requested a contract termination payment amount for planning purposes. In January 2021, we notified each of these Utility Members that the contract termination payment calculation is time-intensive and complex and that we were working on a contract termination procedure to be filed with FERC. In late February 2021, seven of our Utility Members filed a complaint with FERC seeking the contract termination payment amount on an expedited basis. In March 2021, we filed a motion to dismiss and answer. In March 2021, our Board approved a contract termination procedures Board policy that was filed with FERC for approval. In May 2021, FERC rejected our proposed contract termination procedures Board policy. In June 2021, FERC issued a show cause order to us regarding our contract termination payment calculation and specifically regarding procedures for our Utility Members to obtain such calculations prior to making their termination decision. A number of our Utility Members and other parties have intervened in such matter. In July 2021, we filed our response to the show cause order and described a plan to file a simpler and more transparent modified contract termination methodology approved by our Board by September 1, 2021. The modified methodology eliminates our Board discretion over a Utility Member's withdrawal and provides a clear procedure and direct path to obtain a calculation without any delay or fees. The modified methodology continues to protect the financial interests of our remaining Utility Members if a Utility Member elects to withdraw. Our July 2021 filing also included the contract termination payment amount for each of our Utility Members under the modified contract termination methodology assuming a January 1, 2024 withdraw date. No Utility Member has requested to terminate its wholesale electric service contract with us or to withdraw from membership.
In May 2020, United Power filed a complaint for declaratory judgement and damages against us alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached the wholesale electric service contract with United Power. In November 2020, United Power filed a complaint for declaratory relief against us seeking for the court to declare that our addition of the Non-Utility Members violated Colorado law. In December 2020, United Power sought to amend its May 2020 compliant to add LPEA as an additional plaintiff and to add the claims from its November 2020 complaint into its amended complaint and to dismiss the November 2020 complaint against us. In July 2021, the court granted United Power's motion to amend its May 2020 complaint and to add LPEA as an additional plaintiff. In July 2021, we filed a partial motion to dismiss the amended May 2020 complaint. In July 2021, United Power's November 2020 complaint was voluntarily dismissed by United Power. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
As part of our Responsible Energy Plan, in January 2020, we announced the early retirements of Craig Station by 2030 and Escalante Station by the end of 2020. In connection with such early retirements, our Board continues to evaluate the creation of additional regulatory assets and use of regulatory liabilities to achieve the goal to lower wholesale rates to our Utility Members. A creation of regulatory assets to defer expenses associated with these early retirements or the utilization of regulatory liabilities would require FERC approval.

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
We have experienced changes in the load patterns of our Utility Members and decreased sales to our Utility Members and Utility Member revenue due to disruptions of operations from our Utility Members' commercial customers. We continue to monitor the impacts of COVID-19. The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the impact of the delta variant, the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. We currently believe that we have sufficient liquidity to meet our anticipated capital and operating requirements. It is possible that actual, perceived or projected negative impacts to our business or Utility Members’ businesses from the impacts of COVID-19 could be the impetus for negative rating action by credit rating agencies.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2021, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2020.
Factors Affecting Results
Master Indenture
As of June 30, 2021, we had approximately $2.9 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Pursuant to our Board Policy for Financial Goals and Capital Credits, we set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy establishes a goal of our Board on an annual or quarterly basis to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes (as available) in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and limiting rate increases from year to year. This policy, subject to change by our Board, sets a DSR goal of 1.190 for the twelve months ended December 31, 2021 and a ECR goal of 23.5 percent as of December 31, 2021.
Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. FERC did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered 206 proceedings to determine the justness and reasonableness of our rates, including our Class A wholesale rate schedule (A-40) referenced below, and wholesale electric service contracts. The tariff rates were referred to an administrative law judge to encourage settlement of material issues and to hold a hearing if settlement is not reached. On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from current rates) thereafter until the date a new Class A wholesale rate schedule goes into effect. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
Our Class A rate schedule (A-40) was filed at FERC as a “stated rate.” While our Board still has authority to determine our rates, those rates, including any change to the rate or rate structure, must be approved by FERC subject to outside comments. As part of the FERC approved settlement agreement, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule, at least through May 31, 2023.
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

Results of Operations
General
Our electric sales revenues are derived from electric power sales to our Utility Members and non-member purchasers. See “Factors Affecting Results – Rates and Regulation” for a description of our energy and demand rates to our Utility Members. Long-term contract sales to non-members generally include energy and demand components. Short-term sales to non-members are sold at market prices after consideration of incremental production costs. Demand billings to non-members are typically billed per kilowatt of capacity reserved or committed to that customer.
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
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, water and coal sales. Other operating revenue also includes revenue we receive from two of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating revenues
Utility Member electric sales	$274,445	$286,997	$(12,552)	(4.4)%
Non-member electric sales	36,145	16,625	19,520	117.4%
Other	15,712	10,034	5,678	56.6%
Total operating revenues	$326,302	$313,656	$12,646	4.0%

Energy sales (in MWh):
Utility Member electric sales	3,661,010	3,725,077	(64,067)	(1.7)%
Non-member electric sales	368,944	337,334	31,610	9.4%
	4,029,954	4,062,411	(32,457)	(0.8)%
•Utility Member electric sales decreased, in terms of MWhs sold, primarily due to the withdrawal of DMEA in June 2020. DMEA represented 2.9 percent of Utility Member revenue during the three months ended June 30, 2020. The decrease in Utility Member electric sales revenue caused by lower sales volume was slightly compounded by a 2.7 percent lower average price during the three months ended June 30, 2021 when compared to the same period in 2020. The decrease in average price was primarily due to a two percent settlement rate reduction effective as of March 1, 2021. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
•Non-member electric sales increased primarily due to rate stabilization measures. In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $20.0 million of previously deferred revenue during the three months ended June 30, 2021 compared to none during the same period in 2020. In order to better align with our financial goals, we have begun to recognize deferred revenue on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2021. We expect to recognize additional previously deferred revenue during the remainder of 2021 in order to meet our financial goals.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating expenses
Purchased power	$86,552	$86,653	$(101)	(0.1)%
Fuel	45,870	39,549	6,321	16.0%
Production	52,841	39,709	13,132	33.1%
Transmission	41,948	41,646	302	0.7%
General and administrative	11,897	16,041	(4,144)	(25.8)%
Depreciation, amortization and depletion	46,483	44,311	2,172	4.9%
Coal mining	966	1,087	(121)	(11.1)%
Other	1,282	3,055	(1,773)	(58.0)%
Total operating expenses	$287,839	$272,051	$15,788	5.8%

•Fuel expense increased primarily due to increased generation at our combined-cycle and simple-cycle combustion generating stations as well as increased natural gas prices. Generation increased 17.1 percent at our combined-cycle and simple-cycle combustion generating stations during the three months ended June 30, 2021 compared to the same period in 2020. Natural gas costs at these generating stations increased $4.6 million, or 136.3 percent, during the same period.
•Production expense increased primarily due to the performance during the three months ended June 30, 2021 of scheduled maintenance postponed during the prior year as a result of COVID-19. Maintenance expense increased $14.0 million, or 88.2 percent, during the three months ended June 30, 2021 compared to the same period in 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating revenues
Utility Member electric sales	$547,243	$579,760	$(32,517)	(5.6)%
Non-member electric sales	74,319	32,438	41,881	129.1%
Other	30,712	20,924	9,788	46.8%
Total operating revenues	$652,274	$633,122	$19,152	3.0%

Energy sales (in MWh):
Utility Member electric sales	7,369,142	7,734,868	(365,726)	(4.7)%
Non-member electric sales	619,010	644,011	(25,001)	(3.9)%
	7,988,152	8,378,879	(390,727)	(4.7)%
•Utility Member electric sales decreased, in terms of MWhs sold, primarily due to the withdrawal of DMEA in June 2020 and continued economic impacts of COVID-19 during the year, in particular, from our Utility Members’ commercial customers. DMEA represented 3.4 percent of Utility Member revenue during the six months ended June 30, 2020. The decrease in Utility Member electric sales revenue caused by lower sales volume was slightly compounded by a 0.9 percent lower average price during the six months ended June 30, 2021 when compared to the same period in 2020. The decrease in average price was primarily due to a two percent settlement rate reduction effective as of March 1, 2021. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
•Non-member electric sales increased primarily due to rate stabilization measures. In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $40.8 million of previously deferred revenue during the six months ended June 30, 2021 compared to none during the same period in 2020.
Operating Expenses
The following is a summary of the components of our operating expenses for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating expenses
Purchased power	$173,569	$157,668	$15,901	10.1%
Fuel	106,417	100,618	5,799	5.8%
Production	93,742	82,897	10,845	13.1%
Transmission	86,619	83,186	3,433	4.1%
General and administrative	26,484	32,256	(5,772)	(17.9)%
Depreciation, amortization and depletion	99,238	91,335	7,903	8.7%
Coal mining	2,507	3,821	(1,314)	(34.4)%
Other	3,833	10,738	(6,905)	(64.3)%
Total operating expenses	$592,409	$562,519	$29,890	5.3%
•Purchased power expense increased primarily due to decreased generation from our generating resources because of scheduled maintenance as well as favorable market conditions for purchasing power during the six months ended June 30, 2021 compared to the same period in 2020. Generation decreased 14.1 percent during the six months ended June 30, 2021 compared to the same period in 2020. Purchased power increased (in MWhs) 8.4 percent for the six months ended June 30, 2021 compared to the same period in 2020. The average price was 1.8 percent higher during the six months ended June 30, 2021 compared to the same period in 2020. As a result of the mid-February extreme weather event, we incurred approximately $4.9 million in energy imbalance charges from other utilities, which is a component of purchased power.
•Production expense increased primarily due to the performance of scheduled maintenance postponed during the prior year as a result of COVID-19. Scheduled maintenance was performed at several generating facilities during the six months ended June 30, 2021, resulting in $16.3 million in increased maintenance costs compared to the same period in 2020. Maintenance expenses were slightly offset by a decrease of $5.4 million in general production expenses during the six months ended June 30, 2021 compared to the same period in 2021.
•Depreciation, amortization and depletion expense increased primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year, which began to depreciate during January 2021.
Financial condition as of June 30, 2021 compared to December 31, 2020
The principal changes in our financial condition from December 31, 2020 to June 30, 2021 were due to increases and decreases in the following:
Assets

•Other plant decreased $57.8 million, or 12.4 percent, to $409.0 million as of June 30, 2021 compared to $466.8 million as of December 31, 2020. The decrease was primarily due to a reduction in the asset retirement obligation of $49.1 million in 2021 for the Colowyo Coal South Taylor pit and non-utility asset retirements of $9.7 million.
•Deposits and advances increased $3.9 million, or 12.3 percent, to $35.9 million as of June 30, 2021 compared to $32.0 million as of December 31, 2020. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.
Liabilities

•Long-term debt decreased $61.4 million, or 1.9 percent, to $3.139 billion as of June 30, 2021 compared to $3.200 billion as of December 31, 2020 and current maturities of long-term debt decreased $11.9 million, or 13.6 percent, to $75.7 million as of June 30, 2021 compared to $87.6 million as of December 31, 2020. The net decrease of $73.3 million was primarily due to debt payments of $73.9 million (principally $41.0 million for the Springerville certificates). In April 2021, we paid off the remaining $22.0 million balance of the First Mortgage Obligations, Series 2009C.
•Regulatory liabilities decreased $41.1 million, or 18.3 percent, to $183.9 million as of June 30, 2021 compared to $225.0 million as of December 31, 2020. The decrease was primarily due to the recognition of $40.8 million of previously deferred non-member electric sales revenues. In order to better align with our financial goals, we have begun to recognize deferred revenue on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2021.
•Asset retirement and environmental reclamation obligations decreased $48.6 million, or 38.3 percent, to $78.4 million as of June 30, 2021 compared to $127.0 million as of December 31, 2020. The decrease was primarily due to a reduction in the Colowyo Mine reclamation liability of $50.0 million in the second quarter of 2021. This reduction was primarily related to a change in the mine plan of South Taylor pit at the Colowyo Mine. After obtaining regulatory approval, the South Taylor pit life was extended through 2027 to mine the highwall, which resulted in a lower estimated obligation at the end of the mining period.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2021, we had $114.5 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2021 is as follows (dollars in thousands):

	Authorized Amount		Available June 30, 2021
Revolving Credit Agreement	$650,000	(1)	$570,000
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
We have a secured Revolving Credit Agreement with aggregate commitments of $650 million. The Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $420 million of the commercial paper back-up sublimit remained available as of June 30, 2021.

The Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the Revolving Credit Agreement are either LIBOR rate loans or base rate loans, at our option. LIBOR rate loans bear interest at the adjusted LIBOR rate for the term of the advance plus a margin (currently 1.125 percent) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (currently 0.125 percent) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00 percent. Upon discontinuation of the LIBOR rate, the Revolving Credit Agreement provides for CFC and us to endeavor to establish an alternative rate that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Upon discontinuation of the LIBOR rate and if no alternative rate has been established by CFC and us, all funds advances will be at base rate loans. We had no outstanding borrowings as of June 30, 2021.
The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our Revolving Credit Agreement, which was $500 million at June 30, 2021, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of June 30, 2021, we had $80 million of commercial paper outstanding (prior to netting discounts) and $420 million available on the commercial paper back-up sublimit.
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
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Operating activities. Net cash provided by operating activities was $52.7 million for the six months ended June 30, 2021 compared to $173.2 million for the same period in 2020, a decrease in net cash provided by operating activities of $120.5 million. Substantially all of the decrease was due to proceeds related to the DMEA withdrawal in 2020 compared to no proceeds in 2021.
Investing activities. Net cash used in investing activities was $57.3 million for the six months ended June 30, 2021 compared to $45.0 million for the same period in 2020, an increase in net cash used in investing activities of $12.3 million. The increase was primarily due to proceeds from the sale of electric plant related to the DMEA withdrawal in 2020 compared to no proceeds from the sale of electric plant in 2021. Partially offsetting this increase was a reduction in generation and transmission improvements and system upgrades for the six months ended June 30, 2021 compared to the same period in 2020.
Financing activities. Net cash used in financing activities was $8.3 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $103.7 million for the same period in 2020, a decrease of $112.0 million. The decrease was primarily due to lower proceeds from issuance of long-term debt in 2021 compared to 2020 (during 2020, we borrowed $125 million from the First Mortgage Obligations, Series 2020A, $100 million from the First Mortgage Obligations, Series 2020B, and $200 million from our Revolving Credit Agreement). These decreases were partially offset by an increase in short-term borrowings of $80.0 million and lower principal payments of long-term debt in 2021 compared to 2020.
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
Contractual Commitments
Indebtedness. As of June 30, 2021, we had $3.2 billion in outstanding obligations, including approximately $2.9 billion of debt outstanding secured on a parity basis under our Master Indenture, $80.0 million in short-term borrowings, one unsecured loan agreement totaling $15.8 million and the Springerville certificates totaling $293.0 million (which are secured only by a mortgage and lien on Springerville Unit 3 and the Springerville lease). Our debt secured by the lien of our Master Indenture includes notes payable to CFC and CoBank (with the exception of one unsecured note), the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, First Mortgage Bonds, Series 2016A, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture.
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
Responsible Energy Plan
On June 8, 2021, the COPUC issued an interim decision deeming our 2020 Electric Resource Plan application complete and referring the case to an administrative law judge. On June 21, 2021, the administrative law judge issued an interim decision setting the procedural schedule for our 2020 Electric Resource Plan proceeding, including a remote hearing scheduled January 31 through February 4, 2022. The procedural schedule accommodates the modeling of five additional Electric Resource Plan scenarios requested by parties to the proceeding. The results of the additional modeling will be filed alongside our supplemental direct testimony on September 28, 2021. For further information regarding our 2020 Electric Resource Plan, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2020.
Rating Triggers
Our current senior secured ratings are “A3 (stable outlook)” by Moody’s, “BBB+ (stable outlook)” by S&P, and “A- (stable outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.
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
10.3.2
Amendment No. 13 to Missouri Basin Power Project—Laramie River Electric Generating Station and Transmission System Participation Agreement, dated as of May 27, 2021, amongst Basin Electric Power Cooperative, Tri-State, City of Lincoln, Nebraska, Wyoming Municipal Power Agency, and Western Minnesota Municipal Power Agency

10.10.1	Form of First Amendment to Commercial Paper Dealer Agreement between Tri-State, as issuer, and the Dealer party thereto
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Patrick L. Bridges (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patrick L. Bridges (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: August 9, 2021	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 9, 2021		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)