Form 10-Q
period 2021-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2021-11-10
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
COVID-19	coronavirus disease 2019 that was declared a pandemic by the World Health Organization in March 2020
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
DMEA	Delta-Montrose Electric Association
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
Jurisdictional PDO	our Petition for Declaratory Order on Jurisdiction under Part II of Federal Power Act, filed with FERC on December 23, 2019, EL20-16-000
kWh	kilowatt hour
LIBOR	London Interbank Offered Rate
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
OATT	Open Access Transmission Tariff
OSHA	Occupational Safety and Health Administration
Revolving Credit Agreement	Credit Agreement, dated as of April 25, 2018, between us and CFC, as administrative agent
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$6,284,666	$6,254,652
Construction work in progress	100,977	89,447
Total electric plant	6,385,643	6,344,099
Less allowances for depreciation and amortization	(3,027,468)	(2,991,393)
Net electric plant	3,358,175	3,352,706
Other plant	415,786	456,924
Less allowances for depreciation, amortization and depletion	(160,357)	(133,012)
Net other plant	255,429	323,912
Total property, plant and equipment	3,613,604	3,676,618
Other assets and investments
Investments in other associations	164,613	162,975
Investments in and advances to coal mines	2,448	2,799
Restricted cash and investments	4,241	4,682
Other noncurrent assets	16,500	14,889
Total other assets and investments	187,802	185,345
Current assets
Cash and cash equivalents	97,602	127,187
Restricted cash and investments	411	205
Deposits and advances	36,115	32,012
Accounts receivable—Utility Members	102,286	96,637
Other accounts receivable	23,694	20,570
Electric plant held for sale	—	4,877
Coal inventory	58,312	55,762
Materials and supplies	84,498	82,119
Total current assets	402,918	419,369
Deferred charges
Regulatory assets	675,964	710,268
Prepayment—NRECA Retirement Security Plan	17,460	21,490
Other	40,027	33,646
Total deferred charges	733,451	765,404
Total assets	$4,937,775	$5,046,736
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$1,009,213	$978,519
Accumulated other comprehensive loss	(5,940)	(5,714)
Noncontrolling interest	117,334	114,851
Total equity	1,120,607	1,087,656
Long-term debt	3,110,546	3,200,181
Total capitalization	4,231,153	4,287,837
Current liabilities
Utility Member advances	19,091	16,592
Accounts payable	112,770	98,654
Accrued expenses	31,532	40,736
Current asset retirement obligations	6,511	11,044
Accrued interest	44,918	27,520
Accrued property taxes	26,939	32,794
Current maturities of long-term debt	91,165	87,587
Total current liabilities	332,926	314,927
Deferred credits and other liabilities
Regulatory liabilities	175,231	224,953
Deferred income tax liability	19,470	19,591
Asset retirement and environmental reclamation obligations	80,689	127,045
Other	78,765	54,600
Total deferred credits and other liabilities	354,155	426,189
Accumulated postretirement benefit and postemployment obligations	19,541	17,783
Total equity and liabilities	$4,937,775	$5,046,736
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues
Utility Member electric sales	$350,344	$346,769	$897,587	$926,529
Non-member electric sales	44,451	38,606	118,770	71,044
Other	21,068	16,226	51,780	37,150
	415,863	401,601	1,068,137	1,034,723

Operating expenses
Purchased power	112,540	103,136	286,109	260,804
Fuel	76,332	65,061	182,749	165,679
Production	41,543	39,698	135,285	122,595
Transmission	50,152	43,989	136,771	127,175
General and administrative	15,916	17,081	42,400	49,337
Depreciation, amortization and depletion	44,990	45,775	144,228	137,110
Coal mining	1,492	4,200	3,999	8,021
Other	1,562	2,691	5,395	13,429
	344,527	321,631	936,936	884,150

Operating margins	71,336	79,970	131,201	150,573

Other income
Interest	897	959	2,681	3,248
Capital credits from cooperatives	59	1,186	4,334	4,674
Other income	1,358	197	3,247	348
	2,314	2,342	10,262	8,270

Interest expense
Interest	35,739	37,673	107,946	114,533
Interest charged during construction	(861)	(1,460)	(2,839)	(5,022)
	34,878	36,213	105,107	109,511

Income tax expense (benefit)	267	(154)	486	(484)

Net margins including noncontrolling interest	38,505	46,253	35,870	49,816
Net margin attributable to noncontrolling interest	(1,765)	(1,424)	(5,176)	(4,164)
Net margins attributable to the Association	$36,740	$44,829	$30,694	$45,652
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net margins including noncontrolling interest	$38,505	$46,253	$35,870	$49,816
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(15)	—	(56)	—
Amortization of actuarial loss on postretirement benefit obligation included in net margin	220	177	951	1,287
Unrecognized prior service cost	—	—	(1,121)	(7,373)
Other comprehensive income (loss)	205	177	(226)	(6,086)

Comprehensive income including noncontrolling interest	38,710	46,430	35,644	43,730
Net comprehensive income attributable to noncontrolling interest	(1,765)	(1,424)	(5,176)	(4,164)

Comprehensive income attributable to the Association	$36,945	$45,006	$30,468	$39,566
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Patronage capital equity at beginning of period	$972,473	$984,221	$978,519	$1,031,063

Net margins attributable to the Association	36,740	44,829	30,694	45,652
Retirement of patronage capital	—	—	—	(47,665)
Patronage capital equity at end of period	1,009,213	1,029,050	1,009,213	1,029,050

Accumulated other comprehensive loss at beginning of period	(6,145)	(7,781)	(5,714)	(1,518)

Unrealized loss on securities available for sale	(15)	—	(56)	—
Amortization of prior service cost	220	177	951	1,287
Unrecognized prior service cost	—	—	(1,121)	(7,373)
Accumulated other comprehensive loss at end of period	(5,940)	(7,604)	(5,940)	(7,604)

Noncontrolling interest at beginning of period	115,569	113,189	114,851	111,717

Net comprehensive income attributable to noncontrolling interest	1,765	1,424	5,176	4,164
Equity distribution to noncontrolling interest	—	(1,188)	(2,693)	(2,456)
Noncontrolling interest at end of period	117,334	113,425	117,334	113,425
Total equity at end of period	$1,120,607	$1,134,871	$1,120,607	$1,134,871
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net margins including noncontrolling interest	$35,870	$49,816
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	144,228	137,110
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	1,867	1,832
Impairment loss	—	259,761
Deferred impairment loss and other closure costs	—	(268,163)
Recognition of deferred revenue	(49,364)	—
Deferred membership withdrawal income	—	110,165
Deposits associated with generator interconnection requests	17,130	—
Capital credit allocations from cooperatives and income from coal mines under (over) refund distributions	(1,180)	2,813
Changes in operating assets and liabilities:
Accounts receivable	(12,991)	5,844
Coal inventory	(2,064)	(5,688)
Materials and supplies	(1,977)	290
Accounts payable and accrued expenses	27,258	9,337
Accrued interest	17,397	16,113
Accrued property taxes	(5,856)	(1,043)
Other	(3,654)	(16,323)
Net cash provided by operating activities	170,693	305,893

Investing activities
Purchases of plant	(83,405)	(100,821)
Sale of electric plant	—	26,000
Changes in deferred charges	(15,734)	(4,532)
Proceeds from other investments	72	68
Net cash used in investing activities	(99,067)	(79,285)

Financing activities
Changes in Member advances	2,499	(1,520)
Payments of long-term debt	(87,138)	(277,119)
Proceeds from issuance of long-term debt	—	425,000
Debt issuance costs	—	(637)
Change in short-term borrowings, net	—	(252,323)
Retirement of patronage capital	(13,705)	(60,991)
Equity distribution to noncontrolling interest	(2,693)	(2,456)
Other	(409)	(279)
Net cash used in financing activities	(101,446)	(170,325)

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	(29,820)	56,283
Cash, cash equivalents and restricted cash and investments – beginning	132,074	113,768
Cash, cash equivalents and restricted cash and investments – ending	$102,254	$170,051

Supplemental cash flow information:
Cash paid for interest	$89,119	$97,218
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$2,730	$2,217
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2021 and 2020
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for an entire year or any other period.
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
The accompanying financial statements reflect the consolidated accounts of Tri-State Generation and Transmission Association, Inc. (“Tri-State”, “we”, “our”, “us” or “the Association”), our wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 16 – Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities. We have eliminated all significant intercompany balances and transactions in consolidation. In August 2021, Thermo Cogeneration Partnership, LP and its related entities merged into Tri-State. There was no impact to our consolidated financial statements as a result of this merger.
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
Effective August 1, 2021, our ownership share in MBPP increased to 28.5 percent due to our acquisition of Wyoming Municipal Power Agency’s ownership share in MBPP. The purchase represents an additional 1.37 percent undivided ownership interest in MBPP, which includes transmission and water rights and approximately 23 megawatts of generation.

Our share in each jointly owned facility is as follows as of September 30, 2021 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,695	$253,183	$790
MBPP - Laramie River Station	28.50%	523,438	334,827	3,453
Total		$915,133	$588,010	$4,243
Recently Adopted Accounting Pronouncements
On December 18, 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which may impact both interim and annual reporting periods. This guidance is required to be adopted by public filers for years beginning after December 15, 2020. Under previous guidance, when there was a change in tax law (such as a change in the statutory tax rate), ASC 740 required the impact on deferred taxes to be recognized in the reporting period that included the enactment date. However, the interim period guidance under ASC 740-270 required that the effect of a change in tax rate be recognized in the estimated annual effective tax rate at enactment date or the effective date, whichever occurred later. Thus, in situations where a rate change was enacted in one interim period but effective in another interim period, complexities arose with respect to deferred tax balances and taxes payable. ASU 2019-12 modifies the previous approach so that changes in tax law should be reflected in the estimated annual rate in the period of enactment. This better aligns the interim reporting framework with the overall guidance with respect to changes in tax law. As described in Note 13 - Income Taxes, federal legislation has been proposed to increase the federal corporate income tax rate. If that were to occur, we would report the impact pursuant to ASU 2019-12. We do not anticipate having any other material financial reporting impacts caused by ASU 2019-12.
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Regulatory assets
Deferred income tax expense (1)	$19,035	$19,641
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	79,706	81,424
Goodwill – J.M. Shafer (3)	44,159	46,296
Goodwill – Colowyo Coal (4)	35,386	36,161
Deferred debt prepayment transaction costs (5)	125,831	132,302
Deferred Holcomb expansion impairment loss (6)	85,313	88,819
Unrecovered plant (7)	286,534	305,625
Total regulatory assets	675,964	710,268

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,935	3,293
Deferred revenues (9)	14,353	63,717
Membership withdrawal (10)	157,943	157,943
Total regulatory liabilities	175,231	224,953
Net regulatory asset	$500,733	$485,315
(1)Represents a regulatory asset or liability associated with deferred income tax expense that is expected to result in income taxes payable in future periods. Our subsidiaries are not subject to FERC regulation and continue to use a flow-through method for recognizing deferred income taxes whereby changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability, as approved by our Board.
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
(7)Represents deferral of the impairment losses related to the early retirement of the Nucla and Escalante Generating Stations. The deferred impairment loss for Nucla Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $9.1 million annually through December 2022 and recovered from our Utility Members through rates. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $11.3 million annually over the 25-year period ending in December 2045, which was the depreciable life of Escalante Generating Station, and recovered from our Utility Members through rates. The annual amortization approximates the former annual Escalante Generating Station depreciation for the remaining life of the asset.
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
Investments in other associations are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Basin Electric Power Cooperative	$118,295	$118,295
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,076	11,933
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,149	15,221
CoBank, ACB	12,985	11,141
Other	6,108	6,385
Investments in other associations	$164,613	$162,975
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2021 or during 2020.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$97,602	$127,187
Restricted cash and investments - current	411	205
Restricted cash and investments - noncurrent	4,241	4,682
Cash, cash equivalents and restricted cash and investments	$102,254	$132,074

NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 12 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2021, we recognized $0.4 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable - Utility Members	$102,286	$96,637

Other accounts receivable - trade:
Non-member electric sales	8,277	5,231
Other	12,771	9,785
Total other accounts receivable - trade	21,048	15,016
Other accounts receivable - nontrade	2,646	5,554
Total other accounts receivable	$23,694	$20,570

Contract liabilities (unearned revenue)	$5,590	$6,025
NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2021	December 31, 2020
Preliminary surveys and investigations	$11,371	$12,886
Advances to operating agents of jointly owned facilities	7,770	2,071
Operating lease right-of-use assets	7,505	7,985
Other	13,381	10,704
Total other deferred charges	$40,027	$33,646
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

NOTE 7 – LONG-TERM DEBT

We have $3.1 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $13.9 million as of September 30, 2021. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement on an annual basis and an equity to capitalization ratio requirement of at least 18 percent at the end of each fiscal year. Other than the Springerville certificates that has a debt service ratio requirement of at least 1.02 on an annual basis, all other long-term debt contains a debt service ratio requirement of at least 1.10 on an annual basis.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $650 million (“Revolving Credit Agreement”) that expires on April 25, 2023 and includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of September 30, 2021, we had $650.0 million in availability under the Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Total debt	$3,221,577	$3,308,715
Less debt issuance costs	(23,723)	(25,590)
Less debt discounts	(9,464)	(9,659)
Plus debt premiums	13,321	14,302
Total debt adjusted for debt issuance costs, discounts and premiums	3,201,711	3,287,768
Less current maturities	(91,165)	(87,587)
Long-term debt	$3,110,546	$3,200,181

NOTE 8 – SHORT-TERM BORROWINGS
We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper back-up sublimit under our Revolving Credit Agreement, which is the lesser of $500 million or the amount available under our Revolving Credit Agreement. As of September 30, 2021 and December 31, 2020, we had no commercial paper outstanding.
At September 30, 2021, $500.0 million of the commercial paper back-up sublimit remained available under the Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Nine Months Ended September 30, 2021
Obligations at beginning of period	$138,089
Liabilities incurred	500
Liabilities settled	(4,384)
Accretion expense	1,913
Change in estimate	(48,918)
Total obligations at end of period	$87,200
Less current obligations at end of period	(6,511)
Long-term obligations at end of period	$80,689
During 2021, we recorded a reduction of the Colowyo Mine reclamation liability of $43.8 million. This reduction was primarily related to a change in the mine plan of South Taylor pit at the Colowyo Mine. After obtaining regulatory approval, the South Taylor pit life was extended through 2027 to mine the highwall, which resulted in a lower estimated obligation at the end of the mining period. The West pit is currently in final reclamation. In 2019, we recorded an additional reclamation obligation liability of $22.4 million due to anticipated revision to the New Horizon Mine reclamation plan to accommodate an alternative post mine land use as necessary for final mine reclamation. We continue to evaluate the Colowyo Mine and New Horizon Mine post reclamation obligations and will make adjustments to these obligations as needed.
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2021	December 31, 2020
Transmission easements	$19,531	$19,983
Operating lease liabilities - noncurrent	1,675	1,590
Contract liabilities (unearned revenue) - noncurrent	3,634	3,702
Customer deposits	8,860	7,712
Financial liabilities - reclamation	12,266	12,081
Deposits associated with generator interconnection requests	22,709	—
Other	10,090	9,532
Total other deferred credits and other liabilities	$78,765	$54,600

In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $29.2 million will be paid by us for these easements from 2021 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $19.5 and $20.0 million as of September 30, 2021 and December 31, 2020, respectively, which are recorded as other deferred credits and other liabilities.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer postemployment medical benefits to employees on long-term disability. The plans were unfunded at September 30, 2021, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and postemployment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2021
Postretirement medical benefit obligation at beginning of period	$9,985
Service cost	451
Interest cost	194
Benefit payments (net of contributions by participants)	(444)
Postretirement medical benefit obligation at end of period	$10,186
Postemployment medical benefit obligation at end of period	419
Total postretirement and postemployment medical obligations at end of period	$10,605
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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2021
Accumulated other comprehensive loss at beginning of period	$(841)
Amortization of prior service credit into other income	(59)
Accumulated other comprehensive loss at end of period	$(900)
Defined Benefit Plans
We participate in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees. Eligible employees include the Chief Executive Officer and any other employees that become eligible. All our executive employees currently participate in one of the following pension restoration plans: the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the defined benefit plan. As of April 30, 2021, the plans ceased to add new participants hired after this date.
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2021
Executive benefit restoration obligation at beginning of period	$7,379
Service cost	270
Interest cost	165
Actuarial loss	1,121
Executive benefit restoration at end of period	$8,935
Fair value of plan assets at beginning of period	$6,955
Employer contributions	1,209
Actual return on plan assets	$95
Fair value of plan assets at end of period	$8,259
Net liability recognized at end of period	$676
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

The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2021
Accumulated other comprehensive loss at beginning of period	$(4,873)
Amortization of prior service cost into other income	698
Amortization of actuarial loss	171
Curtailment and settlement	141
Unrecognized actuarial loss	(1,121)
Accumulated other comprehensive loss at end of period	$(4,984)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-member electric sales:
Long-term contracts	$11,380	$9,423	$30,179	$32,817
Short-term contracts	24,496	29,183	39,226	38,227
Recognition of deferred revenue	8,575	—	49,365	—
Other	21,068	16,226	51,780	37,150
Total non-member electric sales and other operating revenue	$65,519	$54,832	$170,550	$108,194

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
Other operating revenue
Other operating revenue consists primarily of wheeling, transmission, and coal sales revenue. Other operating revenue also includes revenue we receive from two of our Non-Utility Members. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice is received). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets in the Eastern Interconnection because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Coal sales revenue results from the sale of coal from the Colowyo Mine and other locations to third parties. We have an obligation to deliver coal and progress of completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our consolidated statements of operations included an income tax expense of $0.5 million for the nine months ended September 30, 2021 and an income tax benefit of $0.5 million for the comparable period in 2020.
Federal legislation has been proposed that contains provisions that may impact us. However, enactment of legislative proposals remains uncertain. We are monitoring developments.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.8 million for the three months ended September 30, 2021 and $1.2 million for the comparable period in 2020. Rent expense for all short-term and long-term operating leases was $2.6 million for the nine months ended September 30, 2021 and $2.8 million for the comparable period in 2020. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of September 30, 2021, there were no arrangements accounted for as finance leases.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$9,402	$9,223
Less: Accumulated amortization	(1,897)	(1,238)
Net operating lease right-of-use assets	$7,505	$7,985

Operating lease liabilities - current	$(487)	$(526)
Operating lease liabilities - noncurrent	(1,675)	(1,590)
Total operating lease liabilities	$(2,162)	$(2,116)

Operating leases
Weighted average remaining lease term (years)	7.6	7.6
Weighted average discount rate	3.85%	3.84%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$466
Year 2	352
Year 3	315
Year 4	196
Year 5	91
Thereafter	923
Total lease payments	$2,343
Less imputed interest	(181)
Total	$2,162
Leasing Arrangements As Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $2.2 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $5.7 million and $5.0 million for the nine months ended September 30, 2021 and 2020 respectively, are included in other operating revenue on our consolidated statements of operations.
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

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
EBR Trust investments	$8,259	$8,147	$6,955	$6,955
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

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$520	$561	$491	$478

Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $71.8 million as of September 30, 2021 and $94.6 million as of December 31, 2020.
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

	September 30, 2021		December 31, 2020
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,221,577	$3,809,555	$3,308,715	$3,908,497
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Net electric plant	$744,670	$758,273
Noncontrolling interest	117,334	114,852
Long-term debt	300,507	342,355
Accrued interest	3,488	9,942

Our consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation, amortization and depletion	$4,534	$4,535	$13,603	$13,603
Interest	4,951	5,646	15,092	17,157
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
On March 20, 2020, FERC issued orders regarding our Jurisdictional PDO and our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due on our Utility Member rates and our transmission service rates prior to March 26, 2020. FERC also did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered 206 proceedings to determine the justness and reasonableness of our rates and wholesale electric service contracts. The tariff rates were referred to administrative law judges to encourage settlement of material issues and to hold hearings if settlements were not reached. Any refunds to the applicable tariff rates would only apply for sales after March 26, 2020. On April 30, 2021, we filed a proposed settlement agreement with FERC related to our Utility Member stated rate for approval, as further discussed below. On October 22, 2021, we filed a proposed settlement agreement with FERC related to our transmission service rates for approval, as further discussed below. FERC’s March 20, 2020 order regarding our Jurisdictional PDO denied our requested declaration regarding the preemption of the United Power and LPEA proceeding at the COPUC stating the proceeding was not currently preempted.
On July 17, 2020, United Power filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") related to FERC’s March 20, 2020 order related to our Utility Member rates and such matter is being held in abeyance pending resolution of the Jurisdictional PDO appeal discussed below.
On August 28, 2020, FERC issued an order (“August 28 Order”) on rehearing related to our Jurisdictional PDO which modified its March 20, 2020 decision by finding exclusive jurisdiction over our contract termination payments and preempting the jurisdiction of the COPUC as of September 3, 2019. On December 16, 2020, United Power filed a petition for review with the D.C. Circuit Court of Appeals related to FERC’s August 28 Order. Petitions for review related to both the Jurisdictional PDO and tariff filings have been filed with the D.C. Circuit Court of Appeals by other parties.
On September 29, 2021, an order was issued by the court to hold all the cases before the D.C. Circuit Court of Appeals in abeyance other than related to the Jurisdictional PDO, directing the parties to file motions to govern future proceedings by December 20, 2021. FERC, United Power, and the other parties reached agreement on the procedures and schedule for the Jurisdictional PDO. On June 7, 2021, United Power filed its brief with the D.C. Circuit Court of Appeals regarding the

Jurisdictional PDO. On September 27, 2021, FERC filed its brief with the D.C. Circuit Court of Appeals regarding the Jurisdictional PDO.
On April 30, 2021, we filed a proposed settlement agreement for approval with FERC related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power being a settling party, the settlement resolves all issues set for hearing and settlement procedures related to our Utility Member rates. The settlement provides for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. The settlement rates will remain in effect at least through May 31, 2023 and during such time period, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule. We have also agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. During the moratorium, we will establish a rate design committee to oversee the development of the new rate. Three of the reserved issues are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings. On June 30, 2021, the Chief Judge terminated the settlement judge procedures for our member rates docket. On August 2, 2021, FERC approved this settlement agreement. On September 1, 2021, we filed a motion with FERC to set a procedure schedule for the four reserved issues. On November 2, 2021, FERC issued an order rejecting the procedural schedule and returning the reserved issues to settlement and/or hearing procedures before an administrative law judge.
On October 22, 2021, we filed a proposed settlement agreement for approval with FERC related to our transmission service rates, including our open access transmission tariff and annual transmission revenue requirements. The proposed settlement resolves all issues set for hearing and settlement procedures related to our transmission service rates. The proposed settlement agreement provides for us to refund amounts collected more than the amounts agreed to in the proposed settlement agreement beginning March 26, 2020 upon FERC’s approval of the settlement agreement. We also filed a motion with FERC’s Chief Judge seeking authorization to implement our reduced transmission service rates and annual transmission revenue requirements for the 2021 rate year beginning on October 1, 2021 pending FERC’s approval of the proposed settlement agreement. In connection with the proposed settlement, our other revenue and results of operations does not include our estimate of revenue that is expected to be refunded. Such amount is being held in reserve.
It is not possible to predict if FERC will require us to refund amounts to our customers for sales after March 26, 2020 on outstanding issues, if FERC will approve our proposed settlement agreement filed on October 22, 2021 related to our transmission service rates and tariff, or the outcome of the four reserved issues related to our member rates docket. In addition, we cannot predict the outcome of the 206 proceedings or any petitions for review filed with the D.C. Circuit Court of Appeals.
LPEA and United Power COPUC Complaints: Pursuant to our Bylaws, a Utility Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Utility Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. On November 5, 2019, LPEA filed a formal complaint with the COPUC alleging that we hindered LPEA’s ability to seek withdrawal from us. On November 6, 2019, United Power filed a formal complaint with the COPUC, alleging that we hindered United Power’s ability to explore its power supply options by either withdrawing from us or continuing as a Utility Member under a partial requirements contract. On November 20, 2019, the COPUC consolidated the two proceedings into one, 19F-0621E.
A hearing was held on May 18-20, 2020. On July 10, 2020, the administrative law judge issued a recommended decision, but the COPUC on its own motion stayed the recommended decision. On September 18, 2020, LPEA and United Power filed a Joint Motion to Lodge FERC’s August 28 Order, and asserting additional corporate law arguments related to the legality of our addition of Non-Utility Members. On October 22, 2020, the COPUC determined that COPUC’s jurisdiction over United Power and LPEA’s complaints was preempted by FERC, the COPUC does not have jurisdiction over corporate law matters, and dismissed both complaints without prejudice. On January 27, 2021, United Power filed a Writ for Certiorari or Judicial Review, an appeal, in the Denver County District Court, 2021CV30325, of the COPUC's decision to dismiss United Power's complaint. On February 17, 2021, the Denver County District Court granted our unopposed motion to intervene as a defendant in United Power’s appeal of the COPUC’s dismissal. United Power, the COPUC, and us have all filed respective briefs with the court. The court heard oral arguments on September 17, 2021. It is not possible to predict the outcome in this matter.
United Power's Adams District Court Complaint: On May 4, 2020, United Power filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court, 2020CV30649, against us and our three Non-Utility Members alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are also void, that we have breached the wholesale electric service contract with United Power, and that we and our three Non-Utility Members conspired to deprive the COPUC of jurisdiction over the contract termination payment of our Colorado Utility Members. On June 20, 2020, we filed our answer denying United Power’s allegations and request for relief, and asked the court to dismiss United Power’s claims. We asserted counterclaims against United Power, and are seeking relief from United Power’s breach of our Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to a “Make-Whole” methodology for a contract termination payment and buy-down payment formula are valid. On June 20, 2020, the three Non-Utility Members filed a joint motion to dismiss. On December 10, 2020, the Non-Utility Members motion to dismiss was granted. On December 23, 2020, United Power sought to amend its May 2020 compliant to add LPEA as an additional plaintiff and to add a claim that that our addition of the Non-Utility Members violated Colorado law. On July 2, 2021, the court granted United Power's motion to amend its May 2020 complaint, including to add LPEA as an additional plaintiff and to amend its claims as to our three Non-Utility Members. On July 30, 2021, we filed a partial motion to dismiss a majority of United Power's and LPEA's claims, including claims related to the April 2019 Bylaws amendment, the April 2020 Board approvals, and that we conspired with our Non-Utility Members. On July 30, 2021, the three Non-Utility Members filed a joint motion to dismiss all claims by United Power and LPEA against the Non-Utility Members. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.
TAPP Complaint: On September 24, 2021, TransAmerican Power Products, Inc. (“TAPP”) filed a complaint in Adams County District Court, 2021CV31089, against us alleging breach of contract and breach of implied covenant of good faith and fair dealing related to an invoice for TAPP’s supply of materials for a transmission project. TAPP seeks damages of approximately $3 million. We dispute that any amount is owed TAPP. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.

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
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short term energy purchases. We own, lease, have undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,197 MWs, of which approximately 1,166 MWs comes from renewables. In 2020, we estimate that nearly a third of the energy delivered by us and our Utility Members to our Utility Members’ customers came from non-carbon emitting resources.
We sold 13.2 million MWhs for the nine months ended September 30, 2021, of which 91.1 percent was to Utility Members. Total revenue from electric sales was $1.016 billion for the nine months ended September 30, 2021 of which 88.3 percent was from Utility Member sales. Our results for the nine months ended September 30, 2021 were primarily impacted by seasonal weather changes and rate stabilization measures.
•Utility Member electric sales decreased $28.9 million, or 3.1 percent, primarily due to reduced membership and a rate reduction in our Utility Member stated rate.
•Non-member electric sales increased $47.7 million, or 67.2 percent, primarily due to rate stabilization measures. In order to better align with our financial goals, we have begun to recognize deferred revenue on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2021.
•Purchased power expense increased $25.3 million, or 9.7 percent, primarily due to decreased generation from our generating resources because of maintenance activities and favorable market conditions for purchasing power.
•Depreciation, amortization and depletion expense increased $7.1 million, or 5.2 percent, primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year.
Recent Developments
At our August 2021 annual meeting of our Members, our Members approved amendments to our Bylaws to limit the number of Non-Utility Members to no greater than ten. We currently have three Non-Utility Members.
Following our August 2021 annual meeting of our Members, our Board elected the officers of our Board. Tim Rabon, who represents Otero County Electric Cooperative, Inc., was elected Chairman and President of our Board. Tim Rabon was previously the Vice-Chairman of our Board. Rick Gordon, who served as chair since 2010, did not seek reelection, but will remain on our Board.
In August 2021, the entities, including Thermo Cogeneration Partnership, LP, that own J.M. Shafer Generation Station were merged into Tri-State. J.M. Shafer Generation Station is our 272 MW, natural gas fired, combined-cycle generating facility located near Fort Lupton, Colorado.

Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of September 30, 2021, 20 Utility Members have enrolled in this 5 percent self-supply provision with capacity totaling approximately 145 MWs of which 126 MWs are in operation.
Pursuant to our wholesale electric service contracts with our Utility Members, we convened a contract committee in 2019 and 2020, consisting of a representative from each Utility Member, to review the wholesale electric service contracts and to discuss alternative contracts for our Utility Members, including partial requirements contracts. Upon recommendations from the contract committee, our Board approved a community solar program, a partial requirements structure, including a buy-down payment methodology, and a “Make-Whole” methodology for a contract termination payment. Each of these items recommended by the contract committee representing our Utility Members were filed with FERC for approval in 2020. FERC accepted each of these items, subject to refund, and referred them to FERC's hearing and settlement judge procedures. Under the new partial requirements membership construct, Utility Members can request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the open season, in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. During our first "open season" partial requirements nomination period that was completed in May 2021, three Utility Members submitted nominations for an aggregate of 203 MWs of self-supply out of an available pool of 300 MWs. For further information see “Item 1 – BUSINESS – MEMBERS – Contract Committee” in our annual report on Form 10-K for the year ended December 31, 2020.
Pursuant to our Bylaws, a Utility Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Utility Member shall be permitted to withdraw until it has met all its contractual obligations to us, including all obligations under its wholesale electric service contract with us. In April 2020, our Board approved a “Make-Whole” methodology for a contract termination payment designed to leave remaining Utility Members in the same economic position after a Utility Member terminates its wholesale electric service contract as the remaining Utility Members would have been had the Utility Member not terminated. In April 2020, we filed with FERC our Board approved contract termination payment methodology. In June 2020, FERC accepted our contract termination payment methodology and referred it to FERC’s hearing and settlement judge procedures. In late 2020, certain Utility Members formally requested a contract termination payment amount for planning purposes. In January 2021, we notified each of these Utility Members that the contract termination payment calculation is time-intensive. In late February 2021, seven of our Utility Members filed a complaint with FERC seeking the contract termination payment amount on an expedited basis. In March 2021, we filed a motion to dismiss and answer.
In June 2021, FERC issued a show cause order to us regarding our contract termination payment calculation and specifically regarding procedures for our Utility Members to obtain such calculations prior to making their termination decision. In July 2021, we filed our response to the show cause order and described a plan to file a simpler and more transparent modified contract termination methodology approved by our Board. On September 2, 2021, we filed both a response to the show cause order and a modified contract termination payment methodology. The modified methodology eliminates our Board discretion over a Utility Member's withdrawal and provides a clear procedure and direct path to obtain a calculation without any delay or fees. The modified methodology continues to protect the financial interests of our remaining Utility Members if a Utility Member elects to withdraw. Our September 2, 2021 filing also included the contract termination payment amount for each of our Utility Members under the modified methodology assuming a January 1, 2024 withdraw date. A number of our Utility Members and other parties have intervened in both the show cause order and our filing of a modified contract termination payment methodology. A majority of our Utility Members voted in favor of our modified methodology and seven of such Utility Members filed comments with FERC in support of our filing. Four of our Utility Members filed a protest. On October 29, 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent section 206 proceeding to determine the justness and reasonableness of our modified methodology. FERC did not consolidate our modified contract termination payment methodology with FERC's July 2021 show cause order nor with the on-going consolidated hearing and settlement procedures for our buy-down payment methodology and our original contract termination payment methodology filed in 2020. No Utility Member has requested to terminate its wholesale electric service contract with us or to withdraw from membership.

In May 2020, United Power filed a complaint for declaratory judgement and damages against us alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached the wholesale electric service contract with United Power. In December 2020, United Power sought to amend its May 2020 compliant to add LPEA as an additional plaintiff. In July 2021, the court granted United Power's motion to amend its May 2020 complaint. In July 2021, we filed a partial motion to dismiss the amended May 2020 complaint. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
COVID-19 Impacts
We continue to experience decreased sales to our Utility Members and Utility Member revenue due to disruptions of operations from our Utility Members' commercial customers in the business of mineral extraction, natural gas, CO2, oil production, or transportation of these. The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the impact of the delta variant, the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions resume, among others.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of September 30, 2021, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2020.
Factors Affecting Results
Master Indenture
As of September 30, 2021, we had approximately $2.9 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP. On November 9, 2021, we transitioned to U.S. Bank National Association becoming the successor trustee under our Master Indenture.

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
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from two of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating revenues
Utility Member electric sales	$350,344	$346,769	$3,575	1.0%
Non-member electric sales	44,451	38,606	5,845	15.1%
Other	21,068	16,226	4,842	29.8%
Total operating revenues	$415,863	$401,601	$14,262	3.6%

Energy sales (in MWh):
Utility Member electric sales	4,645,489	4,512,087	133,402	3.0%
Non-member electric sales	560,066	533,360	26,706	5.0%
	5,205,555	5,045,447	160,108	3.2%

•Non-member electric sales increased primarily due to rate stabilization measures. In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $8.6 million of previously deferred revenue during the three months ended September 30, 2021 compared to none during the same period in 2020. In order to better align with our financial goals, we have begun to recognize deferred revenue on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2021. We expect to recognize additional previously deferred revenue during the remainder of 2021 in order to meet our financial goals.
•Other operating revenue consists primarily of wheeling and transmission revenues, and coal sales to third parties. Wheeling revenue is received when we charge other energy companies for transmitting electricity over our transmission lines. Transmission revenue is from our membership in Southwest Power Pool. Coal sales revenue results from the sale of a portion of the coal from the Colowyo Mine and other locations to third parties. Other operating revenue increased primarily due to higher wheeling revenue and revenue related to the sale of coal.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating expenses
Purchased power	$112,540	$103,136	$9,404	9.1%
Fuel	76,332	65,061	11,271	17.3%
Production	41,543	39,698	1,845	4.6%
Transmission	50,152	43,989	6,163	14.0%
General and administrative	15,916	17,081	(1,165)	(6.8)%
Depreciation, amortization and depletion	44,990	45,775	(785)	(1.7)%
Coal mining	1,492	4,200	(2,708)	(64.5)%
Other	1,562	2,691	(1,129)	(42.0)%
Total operating expenses	$344,527	$321,631	$22,896	7.1%

•Purchased power expense increased primarily due to increased demand from our Utility Members and decreased generation from certain of our generating resources because of maintenance activities. Generation decreased (in

MWhs) 2.9 percent during the three months ended September 30, 2021 compared to the same period in 2020. Purchased power increased (in MWhs) 9.8 percent for the three months ended September 30, 2021 compared to the same period in 2020.
•Fuel expense increased primarily due to increased natural gas prices. Generation decreased (in MWhs) 14.3 percent at our combined-cycle and simple-cycle combustion generating stations during the three months ended September 30, 2021 compared to the same period in 2020. Natural gas costs at these generating stations increased $7.7 million, or 70.7 percent, during the same period.
•Transmission expense increased primarily due to a $3.5 million write-off related to a transmission project in Wyoming during the three months ended September 30, 2021.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating revenues
Utility Member electric sales	$897,587	$926,529	$(28,942)	(3.1)%
Non-member electric sales	118,770	71,044	47,726	67.2%
Other	51,780	37,150	14,630	39.4%
Total operating revenues	$1,068,137	$1,034,723	$33,414	3.2%

Energy sales (in MWh):
Utility Member electric sales	12,014,631	12,246,955	(232,324)	(1.9)%
Non-member electric sales	1,179,076	1,177,370	1,706	0.1%
	13,193,707	13,424,325	(230,618)	(1.7)%
•Utility Member electric sales decreased, in terms of MWhs sold, primarily due to the withdrawal of DMEA in June 2020 and continued economic impacts of COVID-19 during the year, in particular, from our Utility Members’ commercial customers. DMEA represented 3.4 percent of Utility Member revenue during the six months ended June 30, 2020. The decrease in Utility Member electric sales revenue caused by lower sales volume was slightly compounded by a 1.3 percent lower average price during the nine months ended September 30, 2021 when compared to the same period in 2020. The decrease in average price was primarily due to a two percent settlement rate reduction effective as of March 1, 2021. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
•Non-member electric sales increased primarily due to rate stabilization measures. In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $49.4 million of previously deferred revenue during the nine months ended September 30, 2021 compared to none during the same period in 2020.
•Other operating revenues increased primarily due to increased wheeling and transmission for others as well as revenue related to the sale of coal.

Operating Expenses
The following is a summary of the components of our operating expenses for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2021	2020	Amount	Percent
Operating expenses
Purchased power	$286,109	$260,804	$25,305	9.7%
Fuel	182,749	165,679	17,070	10.3%
Production	135,285	122,595	12,690	10.4%
Transmission	136,771	127,175	9,596	7.5%
General and administrative	42,400	49,337	(6,937)	(14.1)%
Depreciation, amortization and depletion	144,228	137,110	7,118	5.2%
Coal mining	3,999	8,021	(4,022)	(50.1)%
Other	5,395	13,429	(8,034)	(59.8)%
Total operating expenses	$936,936	$884,150	$52,786	6.0%
•Purchased power expense increased primarily due to decreased generation from certain of our generating resources because of scheduled maintenance as well as favorable market conditions for purchasing power during the nine months ended September 30, 2021 compared to the same period in 2020. Generation decreased 9.8 percent during the nine months ended September 30, 2021 compared to the same period in 2020. Purchased power increased (in MWhs) 7.2 percent for the nine months ended September 30, 2021 compared to the same period in 2020. The average price was 3.1 percent higher during the nine months ended September 30, 2021 compared to the same period in 2020.
•Fuel expense increased primarily due to increased natural gas prices. Generation decreased 10.2 percent at our combined-cycle and simple-cycle combustion generating stations during the nine months ended September 30, 2021 compared to the same period in 2020. Natural gas costs at these generating stations increased $12.4 million, or 50.5 percent, during the same period.
•Production expense increased primarily due to the performance of scheduled maintenance postponed during the prior year as a result of COVID-19. Scheduled maintenance was performed at several generating facilities during the nine months ended September 30, 2021, resulting in $19.4 million in increased maintenance costs compared to the same period in 2020. Maintenance expenses were slightly offset by a decrease of $6.7 million in general production expenses during the nine months ended September 30, 2021 compared to the same period in 2021.
•Transmission expense increased primarily due to increased transmission and wheeling from others and a $3.5 million write-off related to a transmission project in Wyoming during the nine months ended September 30, 2021 compared to the same period in 2020.
•General and administrative expense decreased primarily due to a decrease in outside professional services and an overall decrease in general and administrative salaries.
•Depreciation, amortization and depletion expense increased primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year, which began to depreciate during January 2021.
•Other expense decreased primarily due to nonrecurrent expenses recorded during the nine months ended September 30, 2020 related to providing water resources from our Escalante Generating Station, a write-off of materials and supplies, and a loss on disposition of utility property.
Financial condition as of September 30, 2021 compared to December 31, 2020
The principal changes in our financial condition from December 31, 2020 to September 30, 2021 were due to increases and decreases in the following:
Assets

•Other plant decreased $51.8 million, or 10.9 percent, to $415.8 million as of September 30, 2021 compared to $466.8 million as of December 31, 2020. The decrease was primarily due to a reduction in the asset retirement obligation of $49.1 million in 2021 for the Colowyo Coal South Taylor pit and non-utility asset retirements of $9.7 million.

Liabilities

•Long-term debt decreased $89.6 million, or 2.8 percent, to $3.111 billion as of September 30, 2021 compared to $3.200 billion as of December 31, 2020 and current maturities of long-term debt increased $3.6 million, or 4.1 percent, to $91.2 million as of September 30, 2021 compared to $87.6 million as of December 31, 2020. The net decrease of $86.0 million was primarily due to debt payments of $87.1 million (principally $41.0 million for the Springerville certificates, $22.0 million to pay off the remaining balance of the First Mortgage Obligations, Series 2009C, and $12.4 million of CoBank debt). During 2021, we repurchased and cancelled $4.2 million of our First Mortgage Bonds, Series 2014E-1 which resulted in a loss on extinguishment of debt of $0.4 million.
•Accrued interest increased $17.4 million, or 63.2 percent, to $44.9 million as of September 30, 2021 compared to $27.5 million as of December 31, 2020. The increase was due to accruals for interest due in future periods of $106.5 million partially offset by interest payments of $89.1 million.
•Regulatory liabilities decreased $49.8 million, or 22.1 percent, to $175.2 million as of September 30, 2021 compared to $225.0 million as of December 31, 2020. The decrease was primarily due to the recognition of $49.4 million of previously deferred non-member electric sales revenues. In order to better align with our financial goals, we have begun to recognize deferred revenue on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2021.
•Asset retirement and environmental reclamation obligations decreased $46.3 million, or 36.5 percent, to $80.7 million as of September 30, 2021 compared to $127.0 million as of December 31, 2020. The decrease was primarily due to a reduction in the Colowyo Mine reclamation liability of $50.0 million in the second quarter of 2021. This reduction was primarily related to a change in the mine plan of South Taylor pit at the Colowyo Mine. After obtaining regulatory approval, the South Taylor pit life was extended through 2027 to mine the highwall, which resulted in a lower estimated obligation at the end of the mining period.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2021, we had $97.6 million in cash and cash equivalents. Our committed credit arrangement as of September 30, 2021 is as follows (dollars in thousands):

	Authorized Amount		Available September 30, 2021
Revolving Credit Agreement	$650,000	(1)	$650,000
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
We have a secured Revolving Credit Agreement with aggregate commitments of $650 million. The Revolving Credit Agreement includes a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $500 million of the commercial paper back-up sublimit remained available as of September 30, 2021.
The Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2023, unless extended as provided therein. Funds advanced under the Revolving Credit Agreement are either LIBOR rate loans or base rate loans, at our option. LIBOR rate loans bear interest at the adjusted LIBOR rate for the term of the advance plus a margin (currently 1.125 percent) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (currently 0.125 percent) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00 percent. Upon discontinuation of the LIBOR rate, the Revolving Credit Agreement provides for CFC and us to endeavor to establish an alternative rate that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Upon discontinuation of the LIBOR rate and if no alternative rate has been established by CFC and us, all funds advances will be at base rate loans. We had no outstanding borrowings as of September 30, 2021.
The Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our Revolving Credit Agreement, which was $500 million at September 30, 2021, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of September 30, 2021, we had no commercial paper outstanding and $500 million available on the commercial paper back-up sublimit.
We have from time to time purchased our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise and may continue to seek to retire or purchase our outstanding debt in the future. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We are mindful of our debt and its maturities and we continually evaluate options to ensure that our balance sheet and capital structure is aligned with our business and the long-term health of our company.
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the Revolving Credit Agreement.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Operating activities. Net cash provided by operating activities was $170.7 million for the nine months ended September 30, 2021 compared to $305.9 million for the same period in 2020, a decrease in net cash provided by operating activities of $135.2 million. Substantially all of the decrease was due to proceeds related to the DMEA withdrawal in 2020 compared to no proceeds in 2021 and lower net margins in 2021 compared to 2020.
Investing activities. Net cash used in investing activities was $99.1 million for the nine months ended September 30, 2021 compared to $79.3 million for the same period in 2020, an increase in net cash used in investing activities of $19.8 million. The increase was primarily due to proceeds from the sale of electric plant related to the DMEA withdrawal in 2020 compared to no proceeds from the sale of electric plant in 2021. Partially offsetting this increase was a reduction in generation and transmission improvements and system upgrades for the nine months ended September 30, 2021 compared to the same period in 2020.
Financing activities. Net cash used in financing activities was $101.4 million for the nine months ended September 30, 2021 compared to $170.3 million for the same period in 2020, a decrease of $68.9 million. The decrease was primarily due to lower proceeds from issuance of long-term debt in 2021 compared to 2020 (during 2020, we borrowed $125 million from the First Mortgage Obligations, Series 2020A, $100 million from the First Mortgage Obligations, Series 2020B, and $200 million from our Revolving Credit Agreement). These decreases were partially offset by lower principal payments of long-term debt in 2021 compared to 2020.
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
Contractual Commitments
Indebtedness. As of September 30, 2021, we had $3.2 billion in outstanding obligations, including approximately $2.9 billion of debt outstanding secured on a parity basis under our Master Indenture, no outstanding short-term borrowings, one unsecured loan agreement totaling $13.9 million and the Springerville certificates totaling $292.9 million (which are secured only by a mortgage and lien on Springerville Unit 3 and the Springerville lease). Our debt secured by the lien of our Master Indenture includes notes payable to CFC and CoBank (with the exception of one unsecured note), the First Mortgage Bonds, Series 2010A, the First Mortgage Obligations, Series 2014B, the First Mortgage Bonds, Series 2014E-1 and E-2, First Mortgage Bonds, Series 2016A, First Mortgage Obligations, Series 2017A, pollution control revenue bonds, and amounts outstanding, if any, under the Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Master Indenture.
Construction Obligations. We have commitments to complete certain construction projects associated with improving the reliability of the generating facilities and the transmission system.
Coal Purchase Obligations. We have commitments to purchase coal for our generating facilities under long-term contracts that expire between 2024 and 2041. These contracts require us to purchase a minimum quantity of coal at prices that are subject to escalation clauses that reflect cost increases incurred by the suppliers and market conditions. Our coal purchase obligations exclude any purchases we have with our subsidiaries.
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
Electric Resource Plan
On June 8, 2021, the COPUC issued an interim decision deeming our 2020 Electric Resource Plan application complete and referring the case to an administrative law judge. On June 21, 2021, the administrative law judge issued an interim decision setting the procedural schedule for our 2020 Electric Resource Plan proceeding, including a remote hearing scheduled January 31 through February 4, 2022. The procedural schedule accommodated the modeling of five additional Electric Resource Plan scenarios requested by parties to the proceeding. The results of the additional modeling, along with our Revised Preferred Plan, were filed alongside our supplemental direct testimony on September 28, 2021. Our Revised Preferred Plan includes 2,050 MWs of additional renewable generation and more than 200 MWs of energy storage occurring during the resource acquisition period of 2021 to 2030. For further information regarding our 2020 Electric Resource Plan, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2020.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this Item is contained in Note 17 to the Unaudited Consolidated Financial Statements in Item 1.
Item 1A. Risk Factors
The U.S. President’s COVID-19 action plan concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, the Biden Administration announced a plan to reduce the number of unvaccinated Americans through an OSHA Emergency Temporary Standard and Executive Order 14042. The OSHA Emergency Temporary Standard provides, generally, that all employers with 100 or more employees require that all employees be vaccinated or undergo weekly COVID-19 testing and the final rule largely mirror these requirements. Executive Order 14042 provides, generally, that federal agencies ensure that covered contracts and contract-like instruments include a clause that the federal contractor and any subcontractor be fully vaccinated against COVID-19. The Executive Order applies to a broad category of contracts.
We continue to evaluate if Executive Order 14042 is applicable to us and await guidance from the applicable federal agencies. Under the OSHA Emergency Temporary Standard final rule, we will be required to mandate COVID-19 vaccination of our employees or our unvaccinated employees will require weekly testing. If Executive Order 14042 is applicable to us, the option of weekly testing would not be available and mandatory vaccination would be required, subject to approved medical or religious accommodations. Both the OSHA Emergency Temporary Standard and Executive Order 14042 may result in employee attrition, which could be material as a substantial number of our employees are believed to be unvaccinated. If we were to lose employees, it could have an adverse effect on our ability to operate and maintain our transmission system, our generating facilities, and our coal mine and lead to service outages, business interruptions, and our ability to delivery power to our Utility Members, which could have an adverse effect on future revenues and costs, which could be material. Accordingly, either of these regulations when implemented could have a material adverse effect on our business and results of operations.
Item 4. Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.2	Amended and Restated Bylaws of Tri‑State Generation and Transmission Association, Inc., dated August 5, 2021
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Patrick L. Bridges (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patrick L. Bridges (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: November 10, 2021	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 10, 2021		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)