Form 10-Q
period 2022-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2022-05-09
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2018 Revolving Credit Agreement	Credit Agreement, dated as of April 25, 2018, between us and CFC, as administrative agent
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
COVID-19	coronavirus disease 2019 that was declared a pandemic by the World Health Organization in March 2020
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
Jurisdictional PDO	our Petition for Declaratory Order on Jurisdiction under Part II of Federal Power Act, filed with FERC on December 23, 2019, EL20-16-000
kWh	kilowatt hour
LIBOR	London Interbank Offered Rate
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
OATT	Open Access Transmission Tariff
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.

United Power	United Power, Inc.
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,621,069	$5,606,732
Construction work in progress	89,631	107,636
Total electric plant	5,710,700	5,714,368
Less allowances for depreciation and amortization	(2,379,048)	(2,367,197)
Net electric plant	3,331,652	3,347,171
Other plant	938,121	1,093,922
Less allowances for depreciation, amortization and depletion	(670,105)	(823,087)
Net other plant	268,016	270,835
Total property, plant and equipment	3,599,668	3,618,006
Other assets and investments
Investments in other associations	164,276	163,097
Investments in and advances to coal mines	2,094	2,273
Restricted cash and investments	3,935	4,101
Other noncurrent assets	15,994	15,873
Total other assets and investments	186,299	185,344
Current assets
Cash and cash equivalents	87,381	100,555
Restricted cash and investments	17,217	480
Deposits and advances	40,272	34,042
Accounts receivable—Utility Members	97,563	95,630
Other accounts receivable	18,969	21,571
Coal inventory	57,364	59,701
Materials and supplies	90,673	87,234
Total current assets	409,439	399,213
Deferred charges
Regulatory assets	659,402	665,693
Prepayment—NRECA Retirement Security Plan	14,774	16,117
Other	41,224	35,139
Total deferred charges	715,400	716,949
Total assets	$4,910,806	$4,919,512
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$990,030	$994,865
Accumulated other comprehensive loss	(1,888)	(1,460)
Noncontrolling interest	120,766	119,100
Total equity	1,108,908	1,112,505
Long-term debt	3,037,356	3,101,870
Total capitalization	4,146,264	4,214,375
Current liabilities
Utility Member advances	14,382	17,217
Accounts payable	112,289	105,965
Short-term borrowings	119,946	49,997
Accrued expenses	30,752	32,882
Current asset retirement obligations	5,769	7,003
Accrued interest	43,825	25,716
Accrued property taxes	29,706	33,877
Current maturities of long-term debt	93,351	93,039
Total current liabilities	450,020	365,696
Deferred credits and other liabilities
Regulatory liabilities	138,015	146,021
Deferred income tax liability	19,005	18,987
Asset retirement and environmental reclamation obligations	81,350	83,278
Other	63,107	78,319
Total deferred credits and other liabilities	301,477	326,605
Accumulated postretirement benefit and postemployment obligations	13,045	12,836
Total equity and liabilities	$4,910,806	$4,919,512
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating revenues
Utility Member electric sales	$282,247	$272,798
Non-member electric sales	22,944	17,340
Rate stabilization	7,883	20,834
Other	12,128	15,000
	325,202	325,972

Operating expenses
Purchased power	87,300	87,017
Fuel	62,474	60,547
Production	37,796	40,901
Transmission	47,182	44,671
General and administrative	20,273	14,587
Depreciation, amortization and depletion	41,475	52,755
Coal mining	1,526	1,541
Other	1,036	2,551
	299,062	304,570

Operating margins	26,140	21,402

Other income
Interest	858	877
Capital credits from cooperatives	4,594	4,273
Other income	885	857
	6,337	6,007

Interest expense
Interest	35,681	36,115
Interest charged during construction	(395)	(974)
	35,286	35,141

Income tax expense	18	109

Net margins including noncontrolling interest	(2,827)	(7,841)
Net margin attributable to noncontrolling interest	(2,008)	(1,649)
Net margins attributable to the Association	$(4,835)	$(9,490)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net margins including noncontrolling interest	$(2,827)	$(7,841)
Other comprehensive loss:
Unrealized loss on securities available for sale	(176)	(34)
Amortization of prior service credit on postretirement benefit obligation included in net margin	(535)	(20)
Amortization of actuarial loss on executive benefit restoration obligation included in net margin	—	312
Amortization of prior service cost on executive benefit restoration obligation included in net margin	283	220
Unrecognized prior service cost	—	(1,121)
Other comprehensive loss	(428)	(643)

Comprehensive loss including noncontrolling interest	(3,255)	(8,484)
Net comprehensive income attributable to noncontrolling interest	(2,008)	(1,649)

Comprehensive loss attributable to the Association	$(5,263)	$(10,133)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Patronage capital equity at beginning of period	$994,865	$978,519

Net margins attributable to the Association	(4,835)	(9,490)
Patronage capital equity at end of period	990,030	969,029

Accumulated other comprehensive loss at beginning of period	(1,460)	(5,714)

Unrealized loss on securities available for sale	(176)	(34)
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(535)	(20)
Reclassification adjustment for actuarial loss on executive benefit restoration obligation included in net margin	—	312
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	283	220
Unrecognized prior service cost	—	(1,121)
Accumulated other comprehensive loss at end of period	(1,888)	(6,357)

Noncontrolling interest at beginning of period	119,100	114,851

Net comprehensive income attributable to noncontrolling interest	2,008	1,649
Equity distribution to noncontrolling interest	(342)	(2,693)
Noncontrolling interest at end of period	120,766	113,807
Total equity at end of period	$1,108,908	$1,076,479
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net margins including noncontrolling interest	$(2,827)	$(7,841)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	41,475	52,755
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	665	627
Impairment loss	3,689	—
Deferred impairment loss	(3,689)	—
Rate stabilization revenue	(7,883)	(20,834)
Deposits (refunds) associated with generator interconnection requests	(6,108)	17,130
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,075)	(1,159)
Changes in operating assets and liabilities:
Accounts receivable	(1,754)	10,224
Coal inventory	2,337	2,550
Materials and supplies	(3,439)	552
Accounts payable and accrued expenses	10,627	15,585
Accrued interest	18,108	17,800
Accrued property taxes	(4,171)	(5,291)
Other	(15,617)	(7,430)
Net cash provided by operating activities	31,681	76,011

Investing activities
Purchases of plant	(22,034)	(22,775)
Changes in deferred charges	(3,285)	(9,786)
Proceeds from other investments	75	72
Net cash used in investing activities	(25,244)	(32,489)

Financing activities
Changes in Member advances	(2,969)	1,536
Payments of long-term debt	(64,669)	(46,109)
Change in short-term borrowings, net	69,949	—
Retirement of patronage capital	(4,564)	(13,705)
Equity distribution to noncontrolling interest	(342)	(2,693)
Other	(445)	(322)
Net cash used in financing activities	(3,040)	(61,293)

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	3,397	(17,771)
Cash, cash equivalents and restricted cash and investments – beginning	105,136	132,074
Cash, cash equivalents and restricted cash and investments – ending	$108,533	$114,303

Supplemental cash flow information:
Cash paid for interest	$16,401	$18,074
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(1,110)	$(616)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2022, results of operations and cash flows for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for an entire year or any other period.
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

Our share in each jointly owned facility is as follows as of March 31, 2022 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,908	$256,305	$38
MBPP - Laramie River Station	28.50%	525,312	338,011	3,160
Total		$917,220	$594,316	$3,198
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
Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Regulatory assets
Deferred income tax expense (1)	$18,742	$18,742
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	78,560	79,133
Goodwill – J.M. Shafer (3)	42,735	43,447
Goodwill – Colowyo Coal (4)	34,870	35,128
Deferred debt prepayment transaction costs (5)	121,517	123,674
Deferred Holcomb expansion impairment loss (6)	82,976	84,145
Unrecovered plant (7)	280,002	281,424
Total regulatory assets	659,402	665,693

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,695	2,818
Membership withdrawal (9)	135,320	143,203
Total regulatory liabilities	138,015	146,021
Net regulatory asset	$521,387	$519,672
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
(3)Represents goodwill related to our acquisition of an entity that owned J.M. Shafer Generating Station in December 2011. Goodwill is being amortized to depreciation, amortization and depletion expense in the amount of $2.8 million annually through the 25-year period ending in 2036 and recovered from our Utility Members through rates.
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
(7)Represents deferral of the impairment losses related to the early retirement of the Nucla, Escalante and Rifle Generating Stations. The deferred impairment loss for Nucla and Escalante Generating Stations is being amortized to depreciation, amortization and depletion expense in the amount of $9.1 million annually through December 2022 and $11.3 million annually over the 25-year period ending in December 2045, respectively, and recovered from our Utility Members through rates. In March 2022, the Board took action for the early retirement of the Rifle Generating Station and the deferral of any impairment loss in accordance with accounting for rate regulation. In conjunction with the early retirement, we recognized an impairment loss of $3.7 million during the first quarter of 2022. The Rifle Generating Station is anticipated to be retired from service in October 2022. Once retired, the deferred impairment loss will be amortized to depreciation, amortization and depletion expense through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(9) Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. For the three months ended March 31, 2022, $7.9 million was recognized in operating revenues as part of our rate stabilization measures.
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
Investments in other associations are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Basin Electric Power Cooperative	$116,826	$116,826
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,076	12,076
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,074	15,149
CoBank, ACB	14,328	12,985
Other	5,972	6,061
Investments in other associations	$164,276	$163,097
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the three months ended March 31, 2022 or during 2021.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$87,381	$100,555
Restricted cash and investments - current	17,217	480
Restricted cash and investments - noncurrent	3,935	4,101
Cash, cash equivalents and restricted cash and investments	$108,533	$105,136
NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 12 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2022, we recognized $0.3 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable - Utility Members	$97,563	$95,630

Other accounts receivable - trade:
Non-member electric sales	4,505	5,684
Other	8,837	13,505
Total other accounts receivable - trade	13,342	19,189
Other accounts receivable - nontrade	5,627	2,382
Total other accounts receivable	$18,969	$21,571

Contract liabilities (unearned revenue)	$5,554	$5,372

NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2022	December 31, 2021
Preliminary surveys and investigations	$12,490	$12,366
Advances to operating agents of jointly owned facilities	7,375	4,422
Operating lease right-of-use assets	7,326	7,529
Other	14,033	10,822
Total other deferred charges	$41,224	$35,139
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
NOTE 7 – LONG-TERM DEBT

We have $3.0 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $10.0 million as of March 31, 2022. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement on an annual basis and an equity to capitalization ratio requirement of at least 18 percent at the end of each fiscal year. Other than the Springerville certificates that has a debt service ratio requirement of at least 1.02 on an annual basis, all other long-term debt contains a debt service ratio requirement of at least 1.10 on an annual basis.
As of March 31, 2022, we had a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $650 million (“2018 Revolving Credit Agreement”) that extended through April 25, 2023 and included a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of March 31, 2022, we had $530.0 million in availability under the 2018 Revolving Credit Agreement.
On April 25, 2022, the 2018 Revolving Credit Agreement was amended and restated by a secured revolving credit facility with CFC, as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”). The 2022 Revolving Credit Agreement has a maturity date of April 25, 2027, unless extended as provided therein.

Long-term debt consists of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Total debt	$3,149,759	$3,214,427
Less debt issuance costs	(22,445)	(23,110)
Less debt discounts	(9,302)	(9,398)
Plus debt premiums	12,695	12,990
Total debt adjusted for debt issuance costs, discounts and premiums	3,130,707	3,194,909
Less current maturities	(93,351)	(93,039)
Long-term debt	$3,037,356	$3,101,870

NOTE 8 – SHORT-TERM BORROWINGS
We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper back-up sublimit under our secured revolving credit agreement, which is the lesser of $500 million or the amount available under our secured revolving credit agreement. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowing on our consolidated statements of financial position.
Commercial paper consisted of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Commercial paper outstanding, net of discounts	$119,946	$49,997
Weighted average interest rate	0.70%	0.19%
At March 31, 2022, $380.0 million of the commercial paper back-up sublimit remained available under the 2018 Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Coal mines: We have asset retirement obligations for the final reclamation costs and environmental obligations for post-reclamation monitoring related to the Colowyo Mine and the New Horizon Mine. The New Horizon Mine is currently in post-reclamation monitoring. One pit at the Colowyo Mine began final reclamation in 2020 with the other remaining pits still being actively mined.

Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Three Months Ended March 31, 2022
Obligations at beginning of period	$90,281
Liabilities settled	(3,803)
Accretion expense	641
Total obligations at end of period	$87,119
Less current obligations at end of period	(5,769)
Long-term obligations at end of period	$81,350
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2022	December 31, 2021
Transmission easements	$18,857	$19,339
Operating lease liabilities - noncurrent	1,505	1,622
Contract liabilities (unearned revenue) - noncurrent	3,443	3,523
Customer deposits	8,095	9,287
Financial liabilities - reclamation	12,130	13,122
OATT deposits	11,461	24,327
Other	7,616	7,099
Total other deferred credits and other liabilities	$63,107	$78,319
In 2015, we renewed transmission right of way easements on tribal nation lands where certain of our electric transmission lines are located. $27.8 million will be paid by us for these easements from 2022 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $18.9 and $19.3 million as of March 31, 2022 and December 31, 2021, respectively, which are recorded as other deferred credits and other liabilities.
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
Financial liabilities - reclamation represents the financial obligation for our share of reclamation at San Juan Mine (related to our former ownership in the San Juan Generating Station) and our share of reclamation at Laramie River Station (related to our ownership share in MBPP).

OATT deposits primarily represent deposits that are received by us related to generator interconnection requests that may be returned if the project does proceed to completion.
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded at March 31, 2022, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2022
Postretirement medical benefit obligation at beginning of period	$2,809
Service cost	—
Interest cost	9
Benefit payments (net of contributions by participants)	(162)
Postretirement medical benefit obligation at end of period	$2,656
Postemployment medical benefit obligation at end of period	392
Total postretirement and postemployment medical obligations at end of period	$3,048
The service cost component of our net periodic benefit cost, if any, is included in operating expenses on our consolidated statements of operations. The components of net periodic benefit cost other than the service cost component are included in other income (expense) on our consolidated statements of operations.
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2022
Accumulated other comprehensive income at beginning of period	$3,580
Amortization of prior service credit into other income	(535)
Accumulated other comprehensive income at end of period	$3,045
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2022
Executive benefit restoration obligation at beginning of period	$9,852
Service cost	92
Interest cost	52
Executive benefit restoration at end of period	$9,996
Fair value of plan assets at beginning of period	$8,640
Employer contributions	303
Actual return on plan assets	$(279)
Fair value of plan assets at end of period	$8,664
Net liability recognized at end of period	$1,332
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2022
Accumulated other comprehensive loss at beginning of period	$(4,932)
Amortization of prior service cost into other income	283
Accumulated other comprehensive loss at end of period	$(4,649)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Non-member electric sales:
Long-term contracts	$12,280	$8,706
Short-term contracts	10,664	8,634
Rate stabilization	7,883	20,834
Other	12,128	15,000
Total non-member electric sales and other operating revenue	$42,955	$53,174
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
Rate Stabilization Revenue
We recognized $7.9 million of deferred membership withdrawal income for the three months ended March 31, 2022, and $20.8 million of deferred non-member electric sales revenue for the three months ended March 31, 2021, as directed by our Board. See Note 2 - Accounting for Rate Regulation.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our consolidated statements of operations included an income tax expense of $18,000 for the three months ended March 31, 2022 and $109,000 for the comparable period in 2021.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.8 million for the three months ended March 31, 2022 and $1.0 million for the comparable period in 2021. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of March 31, 2022, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$9,144	$9,081
Less: Accumulated amortization	(1,818)	(1,552)
Net operating lease right-of-use assets	$7,326	$7,529

Operating lease liabilities - current	$(471)	$(491)
Operating lease liabilities - noncurrent	(1,505)	(1,622)
Total operating lease liabilities	$(1,976)	$(2,113)

Operating leases
Weighted average remaining lease term (years)	7.5	7.6
Weighted average discount rate	3.80%	3.79%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$364
Year 2	384
Year 3	298
Year 4	480
Year 5	92
Thereafter	637
Total lease payments	$2,255
Less imputed interest	(279)
Total	$1,976
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $1.7 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, are included in other operating revenue on our consolidated statements of operations.
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

	March 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$9,177	$8,664	$8,850	$8,640
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

	March 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$603	$555	$597	$598
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $84.6 million as of March 31, 2022 and $95.3 million as of December 31, 2021.
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

	March 31, 2022		December 31, 2021
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,149,759	$3,371,589	$3,214,427	$3,759,991
NOTE 16 – VARIABLE INTEREST ENTITIES
The following is a description of our financial interests in variable interest entities that we consider significant. This includes an entity for which we are determined to be the primary beneficiary and therefore consolidate.
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Net electric plant	$735,601	$740,135
Noncontrolling interest	120,767	119,101
Long-term debt	255,587	300,220
Accrued interest	2,960	8,721
Our consolidated statements of operations include the following Springerville Partnership expenses for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Depreciation, amortization and depletion	$4,534	$4,534
Interest	4,704	5,185
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

FERC Tariff and Declaratory Order: Because of increased pressure by states to regulate our rates and charges with impact in other states setting up untenable conflict, we sought consistent federal jurisdiction by FERC. This was accomplished with the addition of non-cooperative members in 2019, specifically MIECO, Inc. as a Non-Utility Member on September 3, 2019. On the same date, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market based rates. We filed our tariff for wholesale electric service and transmission at FERC in December 2019. In addition, on December 23, 2019, we filed our Petition for Declaratory Order ("Jurisdictional PDO") with FERC, EL20-16-000, asking FERC to confirm our jurisdiction under the Federal Power Act ("FPA") and that FERC’s jurisdiction preempts the jurisdiction of the Colorado Public Utilities Commission ("COPUC") to address any rate related issues, including the complaints filed by United Power, Inc. ("United Power") and La Plata Electric Association ("LPEA") with the COPUC.
On March 20, 2020, FERC issued orders regarding our Jurisdictional PDO and our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due on our Utility Member rates and our transmission service rates prior to March 26, 2020. FERC also did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered FPA section 206 proceedings to determine the justness and reasonableness of our rates and wholesale electric service contracts. On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, as further discussed below. On March 7, 2022, FERC approved our settlement agreement related to our transmission service rates.
On August 28, 2020, FERC issued an order (“August 28 Order”) on rehearing related to our Jurisdictional PDO which modified its March 20, 2020 decision on our Jurisdictional PDO by finding exclusive jurisdiction over our contract termination payments related to our Utility Members and preempting the jurisdiction of the COPUC as of September 3, 2019. On December 16, 2020, United Power filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") related to FERC’s August 28 Order. On March 30, 2022, oral arguments occurred before the D.C. Circuit Court of Appeals regarding the Jurisdictional PDO.
Petitions for review related to our tariff filings, including our Utility Member rates, have been filed with the D.C. Circuit Court of Appeals by other parties. On March 28, 2022, an order was issued by the court to hold all the cases before the D.C. Circuit Court of Appeals in abeyance other than related to the Jurisdictional PDO, directing the parties to file motions to govern future proceedings by June 27, 2022.
On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power being a settling party, the settlement resolved all issues set for hearing and settlement procedures related to our Utility Member rates. The settlement provides for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. The settlement rates will remain in effect at least through May 31, 2023 and during such time period, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule. We have also agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. During the moratorium, we have established a rate design committee to oversee the development of the new rate. Three of the reserved issues are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings. A hearing on the four reserved issued occurred in March 2022 before an administrative law judge at FERC and an initial decision is expected to be issued by an administrative law judge by the end of May 2022.
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

A hearing was held on May 18-20, 2020. On July 10, 2020, the administrative law judge issued a recommended decision, but the COPUC on its own motion stayed the recommended decision. On September 18, 2020, LPEA and United Power filed a Joint Motion to Lodge FERC’s August 28 Order, and asserted additional corporate law arguments related to the legality of our addition of Non-Utility Members. On October 22, 2020, the COPUC determined that COPUC’s jurisdiction over United Power and LPEA’s complaints was preempted by FERC, the COPUC does not have jurisdiction over corporate law matters, and dismissed both complaints without prejudice. On January 27, 2021, United Power filed a Writ for Certiorari or Judicial Review, an appeal, in the Denver County District Court, 2021CV30325, of the COPUC's decision to dismiss United Power's complaint. On February 17, 2021, the Denver County District Court granted our unopposed motion to intervene as a defendant in United Power’s appeal of the COPUC’s dismissal. United Power, the COPUC, and us have all filed respective briefs with the court. The court heard oral arguments on September 17, 2021. It is not possible to predict the outcome of this matter.
United Power's Adams District Court Complaint: On May 4, 2020, United Power filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court, 2020CV30649, against us and our three Non-Utility Members. On July 2, 2021, the court granted United Power's motion to amend its May 2020 complaint, including to add LPEA as an additional plaintiff, to amend its claims as to our three Non-Utility Members, and to add a claim that our addition of the Non-Utility Members violated Colorado law. On July 30, 2021, we filed a partial motion to dismiss a majority of United Power's and LPEA's claims. On July 30, 2021, the three Non-Utility Members filed a joint motion to dismiss all claims by United Power and LPEA against the Non-Utility Members.
On March 23, 2022, the court issued an order regarding our and the Non-Utility Members’ motions to dismiss. The court dismissed some of the claims against us and the Non-Utility Members, including the civil conspiracy claim. After the dismissal, the remaining claims including seeking declamatory orders that the addition of the Non-Utility Members violated Colorado law, the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula do not apply to United Power and are void, and that we have breached the wholesale electric service contract with United Power.
On April 6, 2022, we and each Non-Utility Member filed their respective answers to the first amended complaint denying that United Power and LPEA are entitled to any relief and requesting the court enter judgment of dismissal. We also asserted counterclaims against United Power and LPEA, and are seeking relief from United Power’s and LPEA’s breach of Tri-State’s Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula are valid. On April 27, 2022, United Power and LPEA filed a reply to our counterclaims asserting that we are not entitled to any relief on our counterclaims.
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
Basin Complaint: On December 17, 2021, Basin filed a complaint with the United States District Court District of North Dakota Eastern Division, 3:21-cv-00220-PDW-ARS, against us alleging that the filing of our modified contract termination payment tariff filed with FERC on September 1, 2021 constitutes a breach of our wholesale power contract with Basin for the Eastern Interconnection. On February 28, 2022, Basin filed a first amended compliant adding a new claim for anticipatory breach of contract. Basin seeks, among other things, for the court to require us to amend our modified contract termination payment tariff to exclude our Eastern Interconnection Utility Members. On March 29, 2022, we filed a motion to dismiss Basin’s first amended complaint. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.

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
We sold 4.3 million MWhs for the three months ended March 31, 2022, of which 90.3 percent was to Utility Members. Total revenue from electric sales was $316.3 million for the three months ended March 31, 2022 of which 89.2 percent was from Utility Member sales. Our results for the three months ended March 31, 2022 were primarily impacted by seasonal weather changes and rate stabilization measures.
•Utility Member electric sales increased $9.4 million, or 3.5 percent, primarily due to higher sales volume, but offset by 1.2 percent lower average price during the three months ended March 31, 2022 when compared to the same period in 2021. The decrease in average price was primarily due to our settlement agreement related to our Utility Member stated rate.
•Non-member electric sales increased $5.6 million, or 32.3 percent, primarily due to higher long-term and short-term market sales during the first quarter of 2022. While non-member electric sales increased in terms of MWhs, the average price for the three months ended March 31, 2022 was 20.0 percent lower when compared to the same period in 2021.
•Depreciation, amortization and depletion expense decreased $11.3 million, or 21.4 percent, primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of March 31, 2022, 21 Utility Members have enrolled in this program with capacity totaling approximately 145 MWs of which 129 MWs are in operation.
Pursuant to our wholesale electric service contracts with our Utility Members, we convened a contract committee in 2019 and 2020, consisting of a representative from each Utility Member, to review the wholesale electric service contracts and to discuss alternative contracts for our Utility Members, including partial requirements contracts. Upon recommendations from the contract committee, our Board approved a community solar program, a partial requirements structure, including a buy-down payment methodology, and a methodology to calculate a contract termination payment. For further information see “Item 1 – BUSINESS – MEMBERS” in our annual report on Form 10-K for the year ended December 31, 2021.

Under the new partial requirements membership construct, Utility Members can request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the open season, in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. During our initial "open season" partial requirements nomination period that was completed in May 2021, three Utility Members were allocated an aggregate of 203 MWs of self-supply out of an available pool of 300 MWs. In January 2022, our Board approved an extension of the initial open season to offer the remaining 97 MWs of the 300 MWs of self-supply to the Utility Members who did not participate in 2021. Nominations for self-supply in the extended "open season" can be made in May 2022. No Utility Member has executed a partial requirements contract to become a Class B member.
The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. Our Board-approved buy-down payment methodology for a Class A member to become a Class B member was accepted by FERC in 2020, subject to refund. FERC referred it to FERC’s hearing and settlement judge procedures. On April 28, 2022, we filed a proposed settlement agreement for approval with FERC related to our buy-down payment methodology. The proposed settlement agreement resolves all issue set for hearing and settlement procedures related to our buy-down payment methodology. Virtually all of the parties to the proceeding either support or do not oppose the resolution of the proceeding related to the buy-down payment methodology and the three Utility Members allocated self-supply during the initial "open season" are parties to the settlement. The settlement agreement resolves the level of the buy-down payment that a partial requirements Utility Member would pay us, and certain of the commercial terms and operational considerations applicable to the Utility Members that intend to become Class B partial requirements members. Class B members will continue to pay our Class A rate for load served by us and continue to purchase full-requirements transmission service from us.
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In September 2021, we filed with FERC a modified contract termination payment methodology tariff. The modified contract termination payment methodology is designed to protect the financial interests of our remaining Utility Members if a Utility Member elects to withdraw from membership in us. Our September 2021 tariff filing includes requirements for a two-year notice and the payment of a contract termination payment to us. In October 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology. An in person hearing on our modified contract termination payment methodology began on May 3, 2022 before an administrative law judge at FERC with an initial decision expected to be issued by the administrative law judge by the end of July 2022. For further information see “Item 1 – BUSINESS – MEMBERS  - Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2021.
Three of our Utility Members, in December 2021, provided us conditional notices of their intent to withdraw from membership in us, including United Power and Northwest Rural Public Power District, with a January 1, 2024 withdrawal effective date. We filed certain answers to these conditional notices with FERC explaining that conditional notices are defective under the contract termination payment tariff and therefore a nullity. On April 21, 2022, FERC issued an order agreeing with our position that conditional notices are not permitted under our contract termination payment tariff and the conditional notices are invalid.
On April 29, 2022, both United Power and Northwest Rural Public Power District provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. We are reviewing these notices.
In May 2020, United Power filed a complaint for declaratory judgement and damages against us alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our wholesale electric service contract with United Power. In July 2021, the court granted United Power's motion to amend its May 2020 compliant to add LPEA as an additional plaintiff and to add a claim that our addition of the Non-Utility Members violated Colorado law. In March 2022, the court dismissed some of the claims against us in response to our July 2021 partial motion for summary judgement. In April 2022, we filed our answer to the remaining claims. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Responsible Energy Plan and Colorado Electric Resource Plan
Responsible Energy Plan
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
For further information regarding our Responsible Energy Plan, see “Item 1 – BUSINESS — MEMBERS – Responsible Energy Plan” in our annual report on Form 10-K for the year ended December 31, 2021.
Colorado Electric Resource Plan
In December 2020, we filed our first Phase I Electric Resource Plan under the COPUC rules related to electric resource plans, which contained our Preferred Plan. In September 2021, we submitted to the COPUC our Revised Preferred Plan in connection with Phase I of our 2020 Electric Resource Plan that modeled the addition of 2,050 MWs of additional renewable resources and more than 200 MWs of electric storage during the resource acquisition period of 2021 to 2030. In January 2022, we reached a comprehensive settlement agreement that was filed with the COPUC for approval. On March 28, 2022, the administrative law judge for the COPUC recommended approval of the settlement agreement and the approval became effective on April 18, 2022. The settlement agreement sets emissions reduction targets for our wholesale electricity sales in Colorado as follows: at least 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030, with respect to the verified 2005 baseline. For further information, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2021.
With the settlement agreement approved, we will begin Phase II of our 2020 Electric Resource Plan, and will solicit capacity and energy bids in May 2022, with a focus on projects that support emissions reductions. These projects would be scheduled to come online in 2025 and 2026. The bidding process is expected to close in July 2022, and we expect to file in December 2022 our implementation report with the COPUC.
On April 1, 2022, we made a filing with the COPUC that would, if approved, result in the retirement of our 85 MW natural-gas, combined-cycle Rifle Generating Station on or about October 6,  2022. Our Rifle Generating Station runs infrequently. The Rifle Generating Station came online in 1987 and we purchased the facility in 2002.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of March 31, 2022, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2021.
Factors Affecting Results
Master Indenture
As of March 31, 2022, we had approximately $2.9 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. As of December 31, 2021, our DSR was 1.19 and our ECR was 25.09 percent. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.

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
Pursuant to our Board Policy for Financial Goals and Capital Credits, we set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy establishes a goal of our Board on an annual or quarterly basis to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes (as available) in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and limiting rate increases from year to year. This policy, subject to change by our Board, sets a DSR goal of 1.195 for the twelve months ended December 31, 2022 and a ECR goal of 24.0 percent as of December 31, 2022.
Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. FERC did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered FPA section 206 proceedings to determine the justness and reasonableness of our rates, including our Class A wholesale rate schedule (A-40) referenced below, and wholesale electric service contracts. On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) on March 1, 2022 until the date a new Class A wholesale rate schedule goes into effect. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from wholesale electric power sales to our non-member purchasers is pursuant to our market based rate authority.
Revenues from electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC. In 2021 and 2022, our Class A rate schedule (A-40) for electric power sales to our Utility Members consist of three billing components: an energy rate and two demand rates. Utility Member rates for energy and demand are set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Utility Members. Energy is the physical electricity delivered to our Utility Members. The energy rate was billed based upon a price per kWh of physical energy delivered and the two demand rates (a generation demand and a transmission/delivery demand) were both billed based on the Utility Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.
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
COVID‑19 Impacts
We continue to experience decreased sales to our Utility Members and Utility Member revenue compared to prior to COVID-19 due to disruptions of operations from our Utility Members' industrial and commercial customers in the business of mineral extraction, natural gas, CO2, oil production, or transportation of these. Outages at facilities of certain of these large customers has reduced demand from and energy sales to our Utility Members and such demand and energy sales have not returned. The extent to which the decreased sales may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict.
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2022	2021	Amount	Percent
Operating revenues
Utility Member electric sales	$282,247	$272,798	$9,449	3.5%
Non-member electric sales	22,944	17,340	5,604	32.3%
Rate stabilization	7,883	20,834	(12,951)	(62.2)%
Other	12,128	15,000	(2,872)	(19.1)%
Total operating revenues	$325,202	$325,972	$(770)	(0.2)%

Energy sales (in MWh):
Utility Member electric sales	3,857,646	3,708,132	149,514	4.0%
Non-member electric sales	413,745	250,066	163,679	65.5%
	4,271,391	3,958,198	313,193	7.9%

•Utility Member electric sales revenue increased primarily due to higher sales volume, but offset by 1.2 percent lower average price during the three months ended March 31, 2022 when compared to the same period in 2021. The decrease in average price was primary due to our settlement agreement related to our Utility Member stated rate. See "Factors Affecting Results – Rates and Regulation.”
•Non-member electric sales increased primarily due to higher long-term and short-term market sales during the first quarter of 2022. Long-term sales increased 103,863 MWhs, or 150.3 percent, to 172,966 MWhs for the three months ended March 31, 2022 compared to 69,103 MWhs for the same period in 2021. Short-term market sales increased 59,816 MWhs, or 33.1 percent, to 240,779 MWhs for the three months ended March 31, 2022 compared to 180,963 MWs for the same period in 2021. While non-member electric sales increased in terms of MWhs, the average price for the three months ended March 31, 2022 was 20.0 percent lower when compared to the same period in 2021.
•In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $7.9 million of previously deferred membership withdrawal income during the three months ended March 31, 2022 compared to $20.8 million of previously deferred non-member electric sales revenue during the same period in 2021. In order to meet our 2022 financial goals, we expect to recognize additional previously deferred membership withdrawal income during the remainder of 2022.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2022	2021	Amount	Percent
Operating expenses
Purchased power	$87,300	$87,017	$283	0.3%
Fuel	62,474	60,547	1,927	3.2%
Production	37,796	40,901	(3,105)	(7.6)%
Transmission	47,182	44,671	2,511	5.6%
General and administrative	20,273	14,587	5,686	39.0%
Depreciation, amortization and depletion	41,475	52,755	(11,280)	(21.4)%
Coal mining	1,526	1,541	(15)	(1.0)%
Other	1,036	2,551	(1,515)	(59.4)%
Total operating expenses	$299,062	$304,570	$(5,508)	(1.8)%
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities, an increase in outside professional services and an overall increase in expenses related to general and administration labor and benefits.
•Depreciation, amortization and depletion expense decreased due to revisions to asset retirement obligation related to the South Taylor pit at the Colowyo Mine.
Financial condition as of March 31, 2022 compared to December 31, 2021
The principal changes in our financial condition from December 31, 2021 to March 31, 2022 were due to increases and decreases in the following:
Assets
•Cash and cash equivalents decreased $13.2 million, or 13.1 percent, to $87.4 million as of March 31, 2022 compared to $100.6 million as of December 31, 2021. Significant cash outlays for the three months ended March 31, 2022 included debt principal payments of $64.7 million (principally $44.4 million for the Springerville certificates and $9.1 million of CoBank and CFC debt), payment of property taxes of $13.0 million, and payments of accrued interest on long-term debt of $16.4 million. During the first quarter of 2022, we repurchased and cancelled $11.2 million of our First Mortgage Bonds, Series 2014E-1 and our First Mortgage Bonds, Series 2016A. These payments of cash were partially offset by an increase in commercial paper activity.
•Restricted cash and investments - current increased $16.7 million to $17.2 million as of March 31, 2022 compared to $0.5 million as of December 31, 2021. The increase was primarily due to $16.2 million that was deposited with our Master Indenture Trustee in March 2022 in advance of our April 1, 2022 First Mortgage Obligations, Series 2014B payment. In accordance with our Master Indenture, we are required to fund the trust account one day prior to debt service payments.
•Deposits and advances increased $6.3 million, or 18.3 percent, to $40.3 million as of March 31, 2022 compared to $34.0 million as of December 31, 2021. The increase was primarily due to prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.
•Regulatory assets decreased $6.3 million, or 1.0 percent, to $659.4 million as of March 31, 2022 compared to $665.7 million as of December 31, 2021. The change in regulatory assets was impacted by the deferral of the $3.7 million impairment loss related to Rifle Generating Station offset by $10.0 million of amortization of various regulatory assets to expense for recovery from our Utility Members in rates.
Liabilities
•Long-term debt decreased $64.5 million, or 2.1 percent, to $3.037 billion as of March 31, 2022 compared to $3.102 billion as of December 31, 2021 and current maturities of long-term debt increased $0.4 million, or 4.1 percent, to $93.4 million as of March 31, 2022 compared to $93.0 million as of December 31, 2021. The net decrease of $64.1 million was primarily due to debt payments of $64.7 million (principally $44.4 million for the Springerville certificates and $9.1 million of CoBank and CFC debt). During the first quarter of 2022, we repurchased and cancelled $11.2 million of our First Mortgage Bonds, Series 2014E-1 and our First Mortgage Bonds, Series 2016A which resulted in a loss on extinguishment of debt of $0.3 million.
•Short-term borrowings increased $69.9 million, or 139.9 percent, to $119.9 million as of March 31, 2022 compared to $50.0 million as of December 31, 2021. The increase was due to commercial paper activity during the first quarter of 2022 related to early repurchase and cancellation of certain of our bonds.
•Accrued interest increased $18.1 million, or 70.4 percent, to $43.8 million as of March 31, 2022 compared to $25.7 million as of December 31, 2021. The increase was due to accruals for interest due in future periods of $34.5 million partially offset by interest payments of $16.4 million.
•Regulatory liabilities decreased $8.0 million, or 5.5 percent, to $138.0 million as of March 31, 2022 compared to $146.0 million as of December 31, 2021. The decrease was primarily due to the recognition of $7.9 million of previously deferred membership withdrawal income. In order to better align with our financial goals, we recognize deferred revenue and income on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2022.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of March 31, 2022, we had $87.4 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2022 is as follows (dollars in thousands):

	Authorized Amount		Available March 31, 2022
2018 Revolving Credit Agreement	$650,000	(1)	$530,000
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
As of March 31, 2022, the secured 2018 Revolving Credit Agreement had aggregate commitments of $650 million, which included a swingline sublimit of $100 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $100 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $380 million of the commercial paper back-up sublimit remained available as of March 31, 2022.
As of March 31, 2022, the 2018 Revolving Credit Agreement was secured under the Master Indenture and had a term extending through April 25, 2023. Funds advanced under the 2018 Revolving Credit Agreement would have been either LIBOR rate loans or base rate loans, at our option. LIBOR rate loans bore interest at the adjusted LIBOR rate for the term of the advance plus a margin (1.125 percent as of March 31, 2022) based on our credit ratings. Base rate loans bore interest at the alternate base rate plus a margin (0.125 percent as of March 31, 2022) based on our credit ratings. The alternate base rate was the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the one-month LIBOR rate plus 1.00 percent.
The 2018 Revolving Credit Agreement contained customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
On April 25, 2022, the 2018 Revolving Credit Agreement was amended and restated by the 2022 Revolving Credit Agreement in the amount of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. The 2022 Revolving Credit Agreement has a maturity date of April 25, 2027, unless extended as provided therein. The 2022 Revolving Credit Agreement uses Term SOFR loans instead of LIBOR rate loans. The 2022 Revolving Credit Agreement contains financial covenants, including DSR and ECR requirements, similar to the 2022 Revolving Credit Agreement. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our revolving credit facility, which was $500 million as of March 31, 2022 thereby providing 100 percent dedicated support for any commercial paper outstanding. As of March 31, 2022, we had $120 million of commercial paper outstanding (prior to netting discounts) and $380 million available on the commercial paper back-up sublimit.

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
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Operating activities. Net cash provided by operating activities was $31.7 million for the three months ended March 31, 2022 compared to $76.0 million for the same period in 2021, a decrease in net cash provided by operating activities of $44.3 million. The decrease in net cash provided by operating activities was primarily due to an increase in prepayments of annual insurance, memberships and licenses, an increase in accounts receivable due to higher Utility Member electric sales in March 2022 compared to the same period in 2021, and timing of payment of trade payables and accrued expenses.
Investing activities. Net cash used in investing activities was $25.2 million for the three months ended March 31, 2022 compared to $32.5 million for the same period in 2021, a decrease in net cash used in investing activities of $7.3 million. The decrease in net cash used in investing activities was primarily due to timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash used in financing activities was $3.0 million for the three months ended March 31, 2022 compared to $61.3 million for the same period in 2021, a decrease in net cash used in financing activities of $58.3 million. The decrease in net cash used in financing activities was primarily due to an increase in short-term borrowings for the three month period ending March 31, 2022 compared to the same period in 2021 partially offset by higher principal payments of long-term debt.
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
Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and our Revised Preferred Plan in conjunction with Phase I of our 2020 Electric Resource Plan approved by the COPUC, Utility Member load growth, availability of necessary permits, regulatory changes, environmental requirements, construction delays and costs, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
Capital projects include several transmission projects to improve reliability and load-serving capability throughout our service area.
Changing Environmental Regulations
We are subject to extensive federal, state and local environmental requirements. These environmental laws, rules and regulations are complex and change frequently. For a discussion regarding potential effects on our business from environmental regulations, see “Item 1 –  – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2021.

Rating Triggers
Our current senior secured ratings are “A3 (stable outlook)” by Moody’s, “BBB+ (negative outlook)” by S&P, and “A- (stable outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.
Our revolving credit facility included a pricing grid related to the LIBOR or Term SOFR spread, as applicable, commitment fee and letter of credit fees due under the facility. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would be significant or have a material adverse effect on our financial condition or our future results of operations.
We currently have contracts that require adequate assurance of performance. These include natural gas supply contracts and financial risk management contracts. Some of the contracts are directly tied to us maintaining investment grade credit ratings by S&P and Moody’s. We may enter into additional contracts which may contain similar adequate assurance requirements. If we are required to provide such adequate assurances, we do not believe the amounts will be significant or that they will have a material adverse effect on our financial condition or our future results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2021.
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

Tri-State Generation and Transmission Association, Inc.

Date: May 9, 2022	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: May 9, 2022		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)