Form 10-Q
period 2022-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2022-08-12
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ (Note: The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), but voluntarily files reports with the Securities and Exchange Commission).
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2018 Revolving Credit Agreement	Credit Agreement, dated as of April 25, 2018, between us and CFC, as administrative agent
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CDPHE	Colorado Department of Public Health and Environment
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
Jurisdictional PDO	our Petition for Declaratory Order on Jurisdiction under Part II of Federal Power Act, filed with FERC on December 23, 2019, EL20-16-000
kWh	kilowatt hour
LIBOR	London Interbank Offered Rate
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
OATT	Open Access Transmission Tariff
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.

United Power	United Power, Inc.
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Property, plant and equipment
Electric plant
In service	$5,669,932	$5,606,732
Construction work in progress	80,774	107,636
Total electric plant	5,750,706	5,714,368
Less allowances for depreciation and amortization	(2,397,715)	(2,367,197)
Net electric plant	3,352,991	3,347,171
Other plant	933,479	1,093,922
Less allowances for depreciation, amortization and depletion	(673,691)	(823,087)
Net other plant	259,788	270,835
Total property, plant and equipment	3,612,779	3,618,006
Other assets and investments
Investments in other associations	164,259	163,097
Investments in and advances to coal mines	2,171	2,273
Restricted cash and investments	3,746	4,101
Other noncurrent assets	16,102	15,873
Total other assets and investments	186,278	185,344
Current assets
Cash and cash equivalents	96,841	100,555
Restricted cash and investments	663	480
Deposits and advances	35,672	34,042
Accounts receivable—Utility Members	111,571	95,630
Other accounts receivable	25,563	21,571
Land held for sale	411	—
Coal inventory	55,689	59,701
Materials and supplies	92,274	87,234
Total current assets	418,684	399,213
Deferred charges
Regulatory assets	674,378	665,693
Prepayment—NRECA Retirement Security Plan	13,431	16,117
Other	41,037	35,139
Total deferred charges	728,846	716,949
Total assets	$4,946,587	$4,919,512
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$924,243	$994,865
Accumulated other comprehensive loss	(2,196)	(1,460)
Noncontrolling interest	122,894	119,100
Total equity	1,044,941	1,112,505
Long-term debt	2,896,050	3,101,870
Total capitalization	3,940,991	4,214,375
Current liabilities
Utility Member advances	19,784	17,217
Accounts payable	126,605	105,965
Short-term borrowings	179,699	49,997
Accrued expenses	32,264	32,882
Current asset retirement obligations	4,953	7,003
Accrued interest	24,230	25,716
Accrued property taxes	19,976	33,877
Current maturities of long-term debt	201,575	93,039
Total current liabilities	609,086	365,696
Deferred credits and other liabilities
Regulatory liabilities	120,436	146,021
Deferred income tax liability	19,023	18,987
Asset retirement and environmental reclamation obligations	168,364	83,278
Other	75,761	78,319
Total deferred credits and other liabilities	383,584	326,605
Accumulated postretirement benefit and postemployment obligations	12,926	12,836
Total equity and liabilities	$4,946,587	$4,919,512
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues
Utility Member electric sales	$286,568	$274,445	$568,815	$547,243
Non-member electric sales	34,214	16,188	57,158	33,529
Rate stabilization	17,462	19,957	25,345	40,790
Other	13,718	15,712	25,846	30,712
	351,962	326,302	677,164	652,274

Operating expenses
Purchased power	105,738	86,552	193,038	173,569
Fuel	68,247	45,870	130,721	106,417
Production	50,254	52,841	88,050	93,742
Transmission	42,053	41,948	89,235	86,619
General and administrative	18,893	11,897	39,166	26,484
Depreciation, amortization and depletion	45,269	46,483	86,743	99,238
Coal mining	3,849	966	5,375	2,507
Other	47,302	1,282	48,339	3,833
	381,605	287,839	680,667	592,409

Operating margins	(29,643)	38,463	(3,503)	59,865

Other income
Interest	928	907	1,786	1,784
Capital credits from cooperatives	1	2	4,595	4,275
Other income (expense)	(14)	1,032	871	1,889
	915	1,941	7,252	7,948

Interest expense
Interest	35,309	36,092	70,990	72,207
Interest charged during construction	(397)	(1,004)	(792)	(1,978)
	34,912	35,088	70,198	70,229

Income tax expense	19	110	37	219

Net margins including noncontrolling interest	(63,659)	5,206	(66,486)	(2,635)
Net margin attributable to noncontrolling interest	(2,128)	(1,762)	(4,136)	(3,411)
Net margins attributable to the Association	$(65,787)	$3,444	$(70,622)	$(6,046)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net margins including noncontrolling interest	$(63,659)	$5,206	$(66,486)	$(2,635)
Other comprehensive loss:
Unrealized loss on securities available for sale	(56)	(7)	(232)	(41)
Amortization of prior service credit on postretirement benefit obligation included in net margin	(535)	(20)	(1,070)	(40)
Amortization of actuarial loss on executive benefit restoration obligation included in net margin	—	—	—	312
Amortization of prior service cost on executive benefit restoration obligation included in net margin	283	239	566	459
Unrecognized prior service cost	—	—	—	(1,121)
Other comprehensive income (loss)	(308)	212	(736)	(431)

Comprehensive income (loss) including noncontrolling interest	(63,967)	5,418	(67,222)	(3,066)
Net comprehensive income attributable to noncontrolling interest	(2,128)	(1,762)	(4,136)	(3,411)

Comprehensive income (loss) attributable to the Association	$(66,095)	$3,656	$(71,358)	$(6,477)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Patronage capital equity at beginning of period	$990,030	$969,029	$994,865	$978,519

Net margins attributable to the Association	(65,787)	3,444	(70,622)	(6,046)
Patronage capital equity at end of period	924,243	972,473	924,243	972,473

Accumulated other comprehensive loss at beginning of period	(1,888)	(6,357)	(1,460)	(5,714)
Unrealized loss on securities available for sale	(56)	(7)	(232)	(41)
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(535)	(20)	(1,070)	(40)
Reclassification adjustment for actuarial loss on executive benefit restoration obligation included in net margin	—	—	—	312
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	283	239	566	459
Unrecognized prior service cost	—	—	—	(1,121)
Accumulated other comprehensive loss at end of period	(2,196)	(6,145)	(2,196)	(6,145)

Noncontrolling interest at beginning of period	120,766	113,807	119,100	114,851

Net comprehensive income attributable to noncontrolling interest	2,128	1,762	4,136	3,411
Equity distribution to noncontrolling interest	—	—	(342)	(2,693)
Noncontrolling interest at end of period	122,894	115,569	122,894	115,569
Total equity at end of period	$1,044,941	$1,081,897	$1,044,941	$1,081,897
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net margins including noncontrolling interest	$(66,486)	$(2,635)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	86,743	99,238
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,738	1,249
Impairment loss	29,250	—
Deferred impairment loss	(29,250)	—
Rate stabilization revenue	(25,345)	(40,790)
Deposits associated with generator interconnection requests	9,766	17,130
Capital credit allocations from cooperatives and income from coal mines over refund distributions	(1,135)	(957)
Changes in operating assets and liabilities:
Accounts receivable	(24,984)	(19,250)
Coal inventory	4,013	(9,202)
Materials and supplies	(5,040)	(249)
Accounts payable and accrued expenses	26,027	23,681
Accrued interest	(1,486)	(1,628)
Accrued property taxes	(13,901)	(14,640)
New Horizon Mine environmental obligation	44,869	—
Other	(9,723)	(1,935)
Net cash provided by operating activities	27,742	52,698

Investing activities
Purchases of plant	(56,115)	(52,030)
Changes in deferred charges	(3,644)	(5,325)
Proceeds from other investments	75	72
Net cash used in investing activities	(59,684)	(57,283)

Financing activities
Changes in Member advances	2,433	2,499
Payments of long-term debt	(97,417)	(73,946)
Debt issuance costs	(1,311)	—
Change in short-term borrowings, net	129,702	79,968
Retirement of patronage capital	(4,564)	(13,705)
Equity distribution to noncontrolling interest	(342)	(2,693)
Other	(445)	(409)
Net cash provided by (used in) financing activities	28,056	(8,286)

Net decrease in cash, cash equivalents and restricted cash and investments	(3,886)	(12,871)
Cash, cash equivalents and restricted cash and investments – beginning	105,136	132,074
Cash, cash equivalents and restricted cash and investments – ending	$101,250	$119,203

Supplemental cash flow information:
Cash paid for interest	$70,942	$72,904
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(2,606)	$397
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2022 and 2021
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for an entire year or any other period.
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
Jointly Owned Facilities
We own undivided interests in two jointly owned generating facilities that are operated by the operating agent of each facility under joint facility ownership agreements with other utilities as tenants in common. These projects include the Yampa Project (operated by us) and the Missouri Basin Power Project (“MBPP”) (operated by Basin Electric Power Cooperative (“Basin”)). Each participant in these agreements receives a portion of the total output of the generating facilities, which approximates its percentage ownership. Each participant provides its own financing for its share of each facility and accounts for its share of the cost of each facility. The operating agent for each of these projects allocates the fuel and operating expenses to each participant based upon its share of the use of the facility. Therefore, our share of the plant asset cost, interest, depreciation and other operating expenses is included in our consolidated financial statements.

Our share in each jointly owned facility is as follows as of June 30, 2022 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,913	$258,163	$291
MBPP - Laramie River Station	28.50%	525,986	339,367	4,168
Total		$917,899	$597,530	$4,459
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
Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Regulatory assets
Deferred income tax expense (1)	$18,742	$18,742
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	77,988	79,133
Goodwill – J.M. Shafer (3)	42,023	43,447
Goodwill – Colowyo Coal (4)	34,611	35,128
Deferred debt prepayment transaction costs (5)	119,360	123,674
Deferred Holcomb expansion impairment loss (6)	81,807	84,145
Unrecovered plant (7)	299,847	281,424
Total regulatory assets	674,378	665,693

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,577	2,818
Membership withdrawal (9)	117,859	143,203
Total regulatory liabilities	120,436	146,021
Net regulatory asset	$553,942	$519,672
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
(7)Represents deferral of the impairment losses related to the early retirement of the Nucla, Escalante and Rifle Generating Stations. The deferred impairment loss for Nucla and Escalante Generating Stations is being amortized to depreciation, amortization and depletion expense in the amount of $7.7 million annually through December 2022 and $12.3 million annually over the 25-year period ending in December 2045, respectively, and recovered from our Utility Members through rates. In March 2022, our Board took action for the early retirement of the Rifle Generating Station and the deferral of any impairment loss in accordance with accounting for rate regulation. In conjunction with the early retirement, we recognized an impairment loss of $3.7 million during the first quarter of 2022. The Rifle Generating Station is anticipated to be retired from service in October 2022. Once retired, the deferred impairment loss will be amortized to depreciation, amortization and depletion expense through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(9) Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. For the six months ended June 30, 2022, $25.3 million was recognized in operating revenues as part of our rate stabilization measures.
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
Investments in other associations are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Basin Electric Power Cooperative	$116,826	$116,826
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,076	12,076
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,074	15,149
CoBank, ACB	14,328	12,985
Other	5,955	6,061
Investments in other associations	$164,259	$163,097
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2022 or during 2021.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$96,841	$100,555
Restricted cash and investments - current	663	480
Restricted cash and investments - noncurrent	3,746	4,101
Cash, cash equivalents and restricted cash and investments	$101,250	$105,136
NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 12 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2022, we recognized $0.7 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable - Utility Members	$111,571	$95,630

Other accounts receivable - trade:
Non-member electric sales	10,133	5,684
Other	8,446	13,505
Total other accounts receivable - trade	18,579	19,189
Other accounts receivable - nontrade	6,984	2,382
Total other accounts receivable	$25,563	$21,571

Contract liabilities (unearned revenue)	$5,207	$5,372

NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2022	December 31, 2021
Preliminary surveys and investigations	$12,743	$12,366
Advances to operating agents of jointly owned facilities	7,556	4,422
Operating lease right-of-use assets	6,997	7,529
Other	13,741	10,822
Total other deferred charges	$41,037	$35,139
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
NOTE 7 – LONG-TERM DEBT

We have $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $8.1 million as of June 30, 2022. Additionally, $100.0 million of our First Mortgage Bonds, Series 2014E-1 was reclassified to current maturities due to a public tender offer of such bonds which was completed in July 2022. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement on an annual basis and an equity to capitalization ratio requirement of at least 18 percent at the end of each fiscal year. Other than the Springerville certificates that has a debt service ratio requirement of at least 1.02 on an annual basis, all other long-term debt contains a debt service ratio requirement of at least 1.10 on an annual basis.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that extends through April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of June 30, 2022, we had $340.0 million in availability under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Total debt	$3,117,011	$3,214,427
Less debt issuance costs	(22,684)	(23,110)
Less debt discounts	(9,118)	(9,398)
Plus debt premiums	12,416	12,990
Total debt adjusted for debt issuance costs, discounts and premiums	3,097,625	3,194,909
Less current maturities	(201,575)	(93,039)
Long-term debt	$2,896,050	$3,101,870

NOTE 8 – SHORT-TERM BORROWINGS
We have a commercial paper program under which we issue unsecured commercial paper in aggregate amounts not exceeding the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which is the lesser of $500 million or the amount available under our 2022 Revolving Credit Agreement. The commercial paper issuances are used to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances vary but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on our consolidated statements of financial position.
Commercial paper consisted of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Commercial paper outstanding, net of discounts	$179,699	$49,997
Weighted average interest rate	1.86%	0.19%
At June 30, 2022, $320.0 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Six Months Ended June 30, 2022
Obligations at beginning of period	$90,281
Liabilities settled	(3,889)
Accretion expense	1,448
Change in estimate	85,477
Total obligations at end of period	$173,317
Less current obligations at end of period	(4,953)
Long-term obligations at end of period	$168,364
In the second quarter of 2022, we increased the environmental reclamation obligation at the New Horizon Mine by $44.9 million due to revised cost estimates. The New Horizon Mine environmental remediation liability that has been recorded is $67.3 million as of June 30, 2022. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statement of operations. Although the entire environmental obligation has been expensed, we may seek future rate recovery in upcoming rate filings with FERC. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed. Also in the second quarter of 2022, we recorded an additional asset retirement obligation of $40.6 million related to a change in cost estimates for our pond, ash landfill and post-closure reclamation obligations at various generating stations.
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2022	December 31, 2021
Transmission easements	$18,857	$19,339
Operating lease liabilities - noncurrent	1,403	1,622
Contract liabilities (unearned revenue) - noncurrent	3,351	3,523
Customer deposits	8,632	9,287
Financial liabilities - reclamation	11,756	13,122
OATT deposits	24,520	24,327
Other	7,242	7,099
Total other deferred credits and other liabilities	$75,761	$78,319
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $27.8 million will be paid by us for these easements from 2022 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $18.9 million and $19.3 million as of June 30, 2022 and December 31, 2021, respectively, which are recorded as other deferred credits and other liabilities.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded at June 30, 2022, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2022
Postretirement medical benefit obligation at beginning of period	$2,809
Service cost	—
Interest cost	18
Benefit payments (net of contributions by participants)	(324)
Postretirement medical benefit obligation at end of period	$2,503
Postemployment medical benefit obligation at end of period	392
Total postretirement and postemployment medical obligations at end of period	$2,895
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2022
Accumulated other comprehensive income at beginning of period	$3,580
Amortization of prior service credit into other income	(1,070)
Accumulated other comprehensive income at end of period	$2,510

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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2022
Executive benefit restoration obligation at beginning of period	$9,852
Service cost	185
Interest cost	104
Benefit payments	(111)
Executive benefit restoration at end of period	$10,030
Fair value of plan assets at beginning of period	$8,640
Employer contributions	303
Actual return on plan assets	$(192)
Fair value of plan assets at end of period	$8,751
Net liability recognized at end of period	$1,279
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2022
Accumulated other comprehensive loss at beginning of period	$(4,932)
Amortization of prior service cost into other income	566
Accumulated other comprehensive loss at end of period	$(4,366)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-member electric sales:
Long-term contracts	$12,970	$10,093	$25,250	$18,799
Short-term contracts	21,244	6,095	31,908	14,730
Rate stabilization	17,462	19,957	25,345	40,790
Other	13,718	15,712	25,846	30,712
Total non-member electric sales and other operating revenue	$65,394	$51,857	$108,349	$105,031
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
Rate Stabilization Revenue
We recognized $17.5 million and $25.3 million of deferred membership withdrawal income for the three and six months ended June 30, 2022, respectively, as directed by our Board. See Note 2 - Accounting for Rate Regulation.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our consolidated statements of operations included an income tax expense of $37,000 for the six months ended June 30, 2022 and $219,000 for the comparable period in 2021.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.7 million for the three months ended June 30, 2022 and $0.9 million for the comparable period in 2021. Rent expense for all short-term and long-term operating leases was $1.5 million for the six months ended June 30, 2022 and $1.9 million for the comparable period in 2021. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of June 30, 2022, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$8,936	$9,081
Less: Accumulated amortization	(1,939)	(1,552)
Net operating lease right-of-use assets	$6,997	$7,529

Operating lease liabilities - current	$(401)	$(491)
Operating lease liabilities - noncurrent	(1,403)	(1,622)
Total operating lease liabilities	$(1,804)	$(2,113)

Operating leases
Weighted average remaining lease term (years)	7.5	7.6
Weighted average discount rate	3.82%	3.79%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$290
Year 2	385
Year 3	278
Year 4	482
Year 5	94
Thereafter	596
Total lease payments	$2,125
Less imputed interest	(321)
Total	$1,804
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $1.8 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.5 million for the six months ended June 30, 2022 and 2021 are included in other operating revenue on our consolidated statements of operations.
The lease arrangement with the Springerville Partnership is not reflected in our lease right right-of-use asset or liability balances as the associated revenues and expenses are eliminated in consolidation. See Note 16- Variable Interest Entities. However, as the non-controlling interest associated with this lease arrangement generates book-tax differences, a deferred tax asset and liability have been recorded.
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified in Level 3.
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

	June 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$9,407	$8,751	$8,850	$8,640
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

	June 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$550	$481	$597	$598
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $67.7 million as of June 30, 2022 and $95.3 million as of December 31, 2021.
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

	June 30, 2022		December 31, 2021
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,117,011	$3,017,268	$3,214,427	$3,759,991
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Net electric plant	$731,066	$740,135
Noncontrolling interest	122,896	119,100
Long-term debt	255,354	300,220
Accrued interest	7,400	8,721
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation, amortization and depletion	$4,535	$4,535	$9,069	$9,069
Interest	3,958	4,956	8,662	10,141
The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages. The net income or loss attributable to the 49 percent non-controlling equity interest in the Springerville Partnership is reflected on our consolidated statements of operations.
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
On August 28, 2020, FERC issued an order (“August 28 Order”) on rehearing related to our Jurisdictional PDO which modified its March 20, 2020 decision on our Jurisdictional PDO by finding exclusive jurisdiction over our contract termination payments related to our Utility Members and preempting the jurisdiction of the COPUC as of September 3, 2019. On December 16, 2020, United Power filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") related to FERC’s August 28 Order, 20-1256. On March 30, 2022, oral arguments occurred before the D.C. Circuit Court of Appeals regarding the Jurisdictional PDO.
Petitions for review related to our tariff filings, including our Utility Member rates, have been filed with the D.C. Circuit Court of Appeals by other parties. On June 22, 2022, an order was issued by the court to hold all the cases before the D.C. Circuit Court of Appeals in abeyance other than related to the Jurisdictional PDO, directing the parties to file motions to govern future proceedings by September 20, 2022.
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
A hearing on the four reserved issued occurred in March 2022 before an administrative law judge at FERC and an initial decision was issued by an administrative law judge on May 26, 2022. On the three reserved issues that will have a prospective effect only, the initial decision provides that we must also unbundle in our bills to our Utility Members our transmission costs, including ancillary services and other costs, and, in our future rate filings, we must directly assign to our Utility Members the costs of radial facilities that do not meet FERC's standards for being included in our rolled-in transmission demand rate. In addition, the initial decision provided that our Board policy for our community solar program was unduly discriminatory because it advantaged small Utility Members to the disadvantage of larger Utility Members. With regard to the reserved issue regarding transmission demand charges applicable to certain electric storage resources, the initial decision agreed with our Board policy of billing Utility Members for the transmission demand costs that includes all of a Utility Member's transmission demand, including such Utility Member's electric storage resource. On June 26, 2022, we, United Power, and certain other Utility Members filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions are now before the commissioners of FERC for a decision on the four reserved issues.

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
On March 23, 2022, the court issued an order regarding our and the Non-Utility Members’ motions to dismiss. The court dismissed some of the claims against us and the Non-Utility Members, including the civil conspiracy claim. After the dismissal, the remaining claims include seeking declaratory orders that the addition of the Non-Utility Members violated Colorado law, the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula do not apply to United Power and are void, and that we have breached the wholesale electric service contract with United Power.
On April 6, 2022, we and each Non-Utility Member filed their respective answers to the first amended complaint denying that United Power and LPEA are entitled to any relief and requesting the court enter judgment of dismissal. We also asserted counterclaims against United Power and LPEA, and relief from United Power’s and LPEA’s breach of our Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula are valid. On April 27, 2022, United Power and LPEA filed a reply to our counterclaims asserting that we are not entitled to any relief on our counterclaims. A jury trial is scheduled for June 2023. In the initial disclosures from United Power, United Power asserts that its damages in 2020 and 2021 exceed $87 million and United Power anticipates damages of $41 million in 2022 and $43 million each year thereafter that it remains a Utility Member of us.
On June 7, 2022, LPEA filed a stipulation by all parties to the case that all claims brought by LPEA against us and our three Non-Utility Members, along with counterclaims brought by us against LPEA, are to be dismissed. In addition, the stipulation provided for LPEA to be removed from the case. On June 8, 2022, the court issued an order dismissing LPEA from the case. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.
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
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $383,760 to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.

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
We sold 8.6 million MWhs for the six months ended June 30, 2022, of which 90.0 percent was to Utility Members. Total revenue from electric sales was $626.0 million for the six months ended June 30, 2022 of which 90.9 percent was from Utility Member sales. Our results for the six months ended June 30, 2022 were primarily impacted by higher temperatures and drought conditions, which resulted in increased energy demand, and rate stabilization measures.
•Utility Member electric sales increased $21.6 million, or 3.9 percent, primarily due to higher sales volume as loads return to pre-pandemic levels and drought conditions in the West created greater demand for irrigation and higher temperatures resulted in increased cooling needs.
•Non-member electric sales increased $23.6 million, or 70.5 percent, primarily due to higher long-term and short-term market sales during the six month period ended June 30, 2022.
•Purchased power expense increased $19.5 million, or 11.2 percent, primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2022.
•Fuel expense increased $24.3 million, or 22.8 percent, primarily due to higher natural gas prices resulting from increased demand and constraints on supply resulting from market conditions, along with higher transportation costs for coal.
•Depreciation, amortization and depletion expense decreased $12.5 million, or 12.6 percent, primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year.
•Other operating expenses increased $35.7 million primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at New Horizon Mine.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of June 30, 2022, 21 Utility Members have enrolled in this program with capacity totaling approximately 145 MWs of which 129 MWs are in operation.

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
Under the new partial requirements membership construct, Utility Members can request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the open season, in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. During our initial "open season" partial requirements nomination period that was completed in May 2021, three Utility Members were allocated an aggregate of 203 MWs of self-supply out of an available pool of 300 MWs. In January 2022, our Board approved an extension of the initial open season to offer the remaining 97 MWs of the 300 MWs of self-supply to the Utility Members who did not participate in 2021. During our extension of the initial "open season" partial requirements nomination period that was completed in May 2022, three additional Utility Members were allocated an aggregate of 97 MWs of self-supply. A total of six Utility Members have been allocated an aggregate of 300 MWs of self-supply. No Utility Member has executed a partial requirements contract to become a Class B member.
The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. Our Board-approved buy-down payment methodology for a Class A member to become a Class B member was accepted by FERC in 2020, subject to refund. FERC referred it to FERC’s hearing and settlement judge procedures. On April 28, 2022, we filed a proposed settlement agreement for approval with FERC related to our buy-down payment methodology. The proposed settlement agreement resolves all issue set for hearing and settlement procedures related to our buy-down payment methodology. Virtually all of the parties to the proceeding either support or do not oppose the resolution of the proceeding related to the buy-down payment methodology. Only United Power filed comments opposing the proposed settlement agreement. The three Utility Members allocated self-supply during the initial "open season" are parties to the settlement. The settlement agreement resolves the level of the buy-down payment that a partial requirements Utility Member would pay us, and certain of the commercial terms and operational considerations applicable to the Utility Members that intend to become Class B partial requirements members. Class B members will continue to pay our Class A rate for load served by us and continue to purchase full-requirements transmission service from us. On July 12, 2022, the FERC settlement judge filed a report of contested settlement and stated the settlement is now before the commissioners at FERC for consideration.
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In September 2021, we filed with FERC a modified contract termination payment methodology tariff. The modified contract termination payment methodology is designed to protect the financial interests of our remaining Utility Members if a Utility Member elects to withdraw from membership in us. Our September 2021 tariff filing includes requirements for a two-year notice and the payment of a contract termination payment to us. In October 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology. A hearing on our modified contract termination payment methodology occurred in May 2022 before an administrative law judge at FERC with an initial decision expected to be issued by the administrative law judge by September 29, 2022. For further information see “Item 1 – BUSINESS – MEMBERS  - Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2021.
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
In May 2020, United Power filed a complaint for declaratory judgement and damages against us alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our wholesale electric service contract with United Power. In July 2021, the court granted United Power's motion to amend its May 2020 compliant to add LPEA as an additional plaintiff and to add a claim that our addition of the Non-Utility Members violated Colorado law. In March 2022, the court dismissed some of the claims against us in response to our July 2021 partial motion for summary judgement. In April 2022, we filed our answer to the remaining claims. In June 2022, LPEA withdrew from the case. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
With the settlement agreement approved, we began Phase II of our 2020 Electric Resource Plan and issued in May 2022 a request for proposal of capacity and energy bids, with a focus on projects that support emissions reductions. These projects would be scheduled to come online in 2025 and 2026. The bidding process is expected to close in September 2022, and we expect to file in early 2023 our implementation report with the COPUC.
On April 1, 2022, we made a filing with the COPUC that would, if approved, result in the retirement of our 85 MW natural-gas, combined-cycle Rifle Generating Station on or about October 6, 2022. On July 22, 2022, we filed a unanimous comprehensive settlement agreement with all intervenors in the process supporting the retirement of Rifle Generating Station on or about October 6, 2022. Our Rifle Generating Station runs infrequently. The Rifle Generating Station came online in 1987 and we purchased the facility in 2002.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2022, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

Factors Affecting Results
Master Indenture
As of June 30, 2022, we had approximately $2.9 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Impacts of Supply Chain and Inflation
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing shortages of critical items and longer lead-times on the procurement of certain materials and equipment, along with interruptions in production and shipping. Supply chain disruptions have contributed to higher prices for materials and equipment. We are also experiencing increased fuel costs for natural gas and costs for transportation of coal. We continue to monitor and are currently evaluating potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions.
We have several long-term solar power purchase agreements that were expected to commence commercial operation in 2023. Some developers have indicated they are experiencing difficulties due to supply chain issues and the United States Department of Commerce anti-circumvention investigation. We have agreed to allow additional flexibility for these projects, including extending the anticipated commercial operation dates to 2024.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating revenues
Utility Member electric sales	$286,568	$274,445	$12,123	4.4%
Non-member electric sales	34,214	16,188	18,026	111.4%
Rate stabilization	17,462	19,957	(2,495)	(12.5)%
Other	13,718	15,712	(1,994)	(12.7)%
Total operating revenues	$351,962	$326,302	$25,660	7.9%

Energy sales (in MWh):
Utility Member electric sales	3,856,662	3,661,010	195,652	5.3%
Non-member electric sales	441,124	368,944	72,180	19.6%
	4,297,786	4,029,954	267,832	6.6%

•Utility Member electric sales revenue increased primarily due to higher sales volume as loads continue a return to pre-pandemic usage levels.
•Non-member electric sales increased primarily due to higher long-term and short-term market sales. Long-term sales increased 26,992 MWhs, or 20.5 percent, to 158,752 MWhs for the three months ended June 30, 2022 compared to 131,760 MWhs for the same period in 2021. Short-term market sales increased 45,188 MWhs, or 19.1 percent, to 282,372 MWhs for the three months ended June 30, 2022 compared to 237,184 MWhs for the same period in 2021.
•In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $17.5 million of previously deferred membership withdrawal income during the three months ended June 30, 2022 compared to $20.0 million of previously deferred non-member electric sales revenue during the same period in 2021. In order to meet our 2022 financial goals, we expect to recognize additional previously deferred membership withdrawal income during the remainder of 2022.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating expenses
Purchased power	$105,738	$86,552	$19,186	22.2%
Fuel	68,247	45,870	22,377	48.8%
Production	50,254	52,841	(2,587)	(4.9)%
Transmission	42,053	41,948	105	0.3%
General and administrative	18,893	11,897	6,996	58.8%
Depreciation, amortization and depletion	45,269	46,483	(1,214)	(2.6)%
Coal mining	3,849	966	2,883	298.4%
Other	47,302	1,282	46,020	*
Total operating expenses	$381,605	$287,839	$93,766	32.6%
* Calculation not meaningful

•Purchased power expense increased primarily due to an increase of 233,977 MWhs purchased during the three months ended June 30, 2022 compared to the same period in 2021. Increased purchases were primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2022. Additionally, the average price was 8.8 percent higher during the three months ended June 30, 2022 compared to the same period in 2021.
•Fuel expense increased primarily due to higher natural gas prices as a result of increased demand and constraints on supply as a result of market conditions along with higher transportation costs for coal.
•Other operating expenses increased primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at New Horizon Mine.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating revenues
Utility Member electric sales	$568,815	$547,243	$21,572	3.9%
Non-member electric sales	57,158	33,529	23,629	70.5%
Rate stabilization	25,345	40,790	(15,445)	(37.9)%
Other	25,846	30,712	(4,866)	(15.8)%
Total operating revenues	677,164	652,274	$24,890	3.8%

Energy sales (in MWh):
Utility Member electric sales	7,714,308	7,369,142	345,166	4.7%
Non-member electric sales	854,869	619,010	235,859	38.1%
	8,569,177	7,988,152	581,025	7.3%
•Utility Member electric sales revenue increased primarily due to higher sales volume as loads continue a return to pre-pandemic usage levels.

•Non-member electric sales increased primarily due to higher long-term and short-term market sales. Long-term sales increased 130,855 MWhs, or 65.2 percent, to 331,718 MWhs for the six months ended June 30, 2022 compared to 200,863 MWhs for the same period in 2021. Short-term market sales increased 105,004  MWhs, or 25.1 percent, to 523,151 MWhs for the six months ended June 30, 2022 compared to 418,147 MWhs for the same period in 2021.
•In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $25.3 million of previously deferred membership withdrawal income during the six months ended June 30, 2022 compared to $40.8 million of previously deferred non-member electric sales revenue during the same period in 2021. In order to meet our 2022 financial goals, we expect to recognize additional previously deferred membership withdrawal income during the remainder of 2022.

Operating Expenses
The following is a summary of the components of our operating expenses for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating expenses
Purchased power	193,038	173,569	$19,469	11.2%
Fuel	130,721	106,417	24,304	22.8%
Production	88,050	93,742	(5,692)	(6.1)%
Transmission	89,235	86,619	2,616	3.0%
General and administrative	39,166	26,484	12,682	47.9%
Depreciation, amortization and depletion	86,743	99,238	(12,495)	(12.6)%
Coal mining	5,375	2,507	2,868	114.4%
Other	48,339	3,833	44,506	*
Total operating expenses	$680,667	$592,409	$88,258	14.9%
* Calculation not meaningful
•Purchased power expense increased primarily due to an increase of 307,702 MWhs purchased during the six months ended June 30, 2022 compared to the same period in 2021. Increased purchases were primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2022. Additionally, the average price was 2.9 percent higher during the six months ended June 30, 2022 compared to the same period in 2021.
•Fuel expense increased primarily due to higher natural gas prices resulting from increased demand and constraints on supply resulting from market conditions, along with higher transportation costs for coal.
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities, an increase in outside professional services and an overall increase in expenses related to general and administration labor and benefits.
•Depreciation, amortization and depletion expense primarily decreased due to revisions to asset retirement obligation related to the South Taylor pit at the Colowyo Mine during the prior year.
•Other operating expenses increased primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at New Horizon Mine.
Financial condition as of June 30, 2022 compared to December 31, 2021
The principal changes in our financial condition from December 31, 2021 to June 30, 2022 were due to increases and decreases in the following:
Assets
•Regulatory assets increased $8.7 million, or 1.3 percent, to $674.4 million as of June 30, 2022 compared to $665.7 million as of December 31, 2021. The increase was primarily due to the recognition of additional asset retirement obligations of $25.5 million at the Escalante and Nucla Generating Stations during the second quarter of

2022 and the recognition of $3.7 million during the first quarter of 2022 related to the deferred impairment loss at Rifle Generating Station. These increases were partially offset by amortization of $20.5 million to depreciation, amortization and depletion expense and recovered from our Utility Members through rates.
Liabilities
•Long-term debt decreased $205.8 million, or 6.6 percent, to $2.896 billion as of June 30, 2022 compared to $3.102 billion as of December 31, 2021 and current maturities of long-term debt increased $108.6 million, or 116.7 percent, to $201.6 million as of June 30, 2022 compared to $93.0 million as of December 31, 2021. The net decrease of $97.2 million was primarily due to debt payments of $97.4 million (principally $44.4 million for the Springerville certificates and $16.3 million of CoBank and CFC debt). During the six month period ending June 30, 2022, we repurchased and cancelled $36.7 million of our First Mortgage Bonds, Series 2014E-1 and our First Mortgage Bonds, Series 2016A. Additionally, $100.0 million of our First Mortgage Bonds, Series 2014E-1 was reclassified to current maturities due to a public tender offer of such bonds which was completed in July 2022. See “Liquidity and Capital Resources” for more information on the tender offer.
•Short-term borrowings increased $129.7 million, or 259.4 percent, to $179.7 million as of June 30, 2022 compared to $50.0 million as of December 31, 2021. The increase was due to commercial paper activity during 2022 primarily related to early repurchase and cancellation of certain of our bonds.
•Regulatory liabilities decreased $25.6 million, or 17.5 percent, to $120.4 million as of June 30, 2022 compared to $146.0 million as of December 31, 2021. The decrease was primarily due to the recognition of $25.3 million of previously deferred membership withdrawal income. In order to better align with our financial goals, we recognize deferred revenue and income on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2022.
•Asset retirement and environmental reclamation obligations increased $85.1 million, or 102.2 percent, to $168.4 million as of June 30, 2022 compared to $83.3 million as of December 31, 2021. The increase was due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at New Horizon Mine and additional asset retirement obligations of $40.6 million related to an update in cost estimates for obligations related to our ponds, ash land fill and post-closure reclamation and monitoring at various generating facilities.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2022, we had $96.8 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2022 is as follows (dollars in thousands):

	Authorized Amount		Available June 30, 2022
2022 Revolving Credit Agreement	$520,000	(1)	$340,000
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
On April 25, 2022, our prior revolving credit agreement, known as the the 2018 Revolving Credit Agreement, was amended and restated by the 2022 Revolving Credit Agreement in the amount of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $320 million of the commercial paper back-up sublimit remained available as of June 30, 2022.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a term extending through April 25, 2027, unless extended as provided therein. The 2022 Revolving Credit Agreement uses Term SOFR loans instead of LIBOR rate loans. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.125 percent as of June 30, 2022) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of June 30, 2022) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.125 percent as of June 30, 2022) based on our credit ratings.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture and similar to the 2018 Revolving Credit Agreement. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of June 30, 2022, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of June 30, 2022, we had $180 million of commercial paper outstanding (prior to netting discounts) and $320 million available on the commercial paper back-up sublimit.
On July 13, 2022, we announced cash tender offers to purchase for cash up to $100 million aggregate principal amount of our First Mortgage Bonds, Series 2014E-1 (due 2024), our First Mortgage Bonds, Series 2014E-2 (due 2044), and our First Mortgage Bonds, Series 2016A (due 2046). The early tender offer deadline was July 26, 2022 and $100 million principal amount of our Series 2014E-1 (due 2024) bonds were tendered and accepted. We paid a total of $100.2 million in aggregate for purchase of the bonds, including early tender payments. We paid for the purchase of the bonds with available cash and commercial paper.
In addition to the July 2022 tender offers, we have previously purchased our outstanding debt through cash purchases in open market purchases. In the future, we may from time to time purchase additional outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, additional tender offers, or otherwise and may continue to seek to retire or purchase our outstanding debt in the future. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We are mindful of our debt and its maturities and we continually evaluate options to ensure that our balance sheet and capital structure is aligned with our business and the long-term health of our company.
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the 2022 Revolving Credit Agreement.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Operating activities. Net cash provided by operating activities was $27.7 million for the six months ended June 30, 2022 compared to $52.7 million for the same period in 2021, a decrease in net cash provided by operating activities of $25.0 million. The decrease in net cash provided by operating activities was impacted by an increase in purchased power expense, the timing of cash collected from Member accounts receivable and lower cash deposits related to interconnection customers.
Investing activities. Net cash used in investing activities was $59.7 million for the six months ended June 30, 2022 compared to $57.3 million for the same period in 2021, an increase in net cash used in investing activities of $2.4 million. The increase in net cash used in investing activities was primarily due to net additional investments in utility plant. This increase was partially offset by a decrease in net cash used in investing activities related to timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash provided by financing activities was $28.1 million for the six months ended June 30, 2022 compared to net cash used in financing activities of $8.3 million for the same period in 2021, an increase in net cash provided by financing activities of $36.4 million. The increase in net cash provided by financing activities was primarily due to an increase in short-term borrowings of $49.7 million partially offset by higher principal payments of long-term debt of $23.5 million.
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

Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and our Revised Preferred Plan in conjunction with Phase I of our 2020 Electric Resource Plan approved by the COPUC, Utility Member load growth, availability of necessary permits, regulatory changes, environmental requirements, construction delays and costs, supply chain issues, inflation, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
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
Collom Air Permit
In November 2019, the Collom air permit revision for the Collom pit at the Colowyo Mine was issued by CDPHE. In December 2019, the Center for Biological Diversity and Sierra Club filed a new case challenging the CDPHE’s issuance of the Collom air permit revision. In October 2020, the judge issued an order affirming the CDPHE’s issuance of the minor source construction air permit to Collom. The Center for Biological Diversity and Sierra Club appealed the decision to the Colorado Court of Appeals. In March 2022, the Colorado Court of Appeals affirmed the District Court's decision upholding the air permit for Collom. In May 2022, the Center for Biological Diversity and Sierra Club filed a Petition for Writ of Certiorari with the Colorado Supreme Court. We and the State of Colorado filed responses in opposition to the petition.
Greenhouse Gas Regulation
In June 2022, the United States Supreme Court issued its opinion in West Virginia v. EPA, finding that the EPA exceeded its Clean Air Act section 111(d) authority when it promulgated the Clean Power Plan. The Supreme Court vacated and remanded the case back to the D.C. Circuit Court of Appeals for further proceedings consistent with the opinion. The Biden administration is expected to begin another, new rulemaking and has stated its intent to issue a new proposed rule in 2022.
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
Our 2022 Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread, commitment fee and letter of credit fees due under the facility. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would be significant or have a material adverse effect on our financial condition or our future results of operations.
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

Tri-State Generation and Transmission Association, Inc.

Date: August 12, 2022	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 12, 2022		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)