Form 10-Q
period 2022-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2022-11-14
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CDPHE	Colorado Department of Public Health and Environment
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
Jurisdictional PDO	our Petition for Declaratory Order on Jurisdiction under Part II of Federal Power Act, filed with FERC on December 23, 2019, EL20-16-000
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
OATT	Open Access Transmission Tariff
S&P	S & P Global Ratings
Salt River Project	Salt River Project Agricultural Improvement and Power District
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.

Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members
WACM	Western Area Colorado Missouri

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Property, plant and equipment
Electric plant
In service	$5,678,492	$5,606,732
Construction work in progress	81,396	107,636
Total electric plant	5,759,888	5,714,368
Less allowances for depreciation and amortization	(2,412,145)	(2,367,197)
Net electric plant	3,347,743	3,347,171
Other plant	981,018	1,093,922
Less allowances for depreciation, amortization and depletion	(687,844)	(823,087)
Net other plant	293,174	270,835
Total property, plant and equipment	3,640,917	3,618,006
Other assets and investments
Investments in other associations	161,949	163,097
Investments in and advances to coal mines	2,044	2,273
Restricted cash and investments	3,585	4,101
Other noncurrent assets	16,299	15,873
Total other assets and investments	183,877	185,344
Current assets
Cash and cash equivalents	107,228	100,555
Restricted cash and investments	17,404	480
Deposits and advances	33,432	34,042
Accounts receivable—Utility Members	108,107	95,630
Other accounts receivable	27,833	21,571
Land held for sale	41	—
Coal inventory	40,202	59,701
Materials and supplies	92,719	87,234
Total current assets	426,966	399,213
Deferred charges
Regulatory assets	664,151	665,693
Prepayment—NRECA Retirement Security Plan	12,088	16,117
Other	42,255	35,139
Total deferred charges	718,494	716,949
Total assets	$4,970,254	$4,919,512
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$974,496	$994,865
Accumulated other comprehensive loss	(2,575)	(1,460)
Noncontrolling interest	124,046	119,100
Total equity	1,095,967	1,112,505
Long-term debt	2,884,495	3,101,870
Total capitalization	3,980,462	4,214,375
Current liabilities
Utility Member advances	20,068	17,217
Accounts payable	116,578	105,965
Short-term borrowings	264,485	49,997
Accrued expenses	29,913	32,882
Current asset retirement obligations	6,635	7,003
Accrued interest	42,826	25,716
Accrued property taxes	29,565	33,877
Current maturities of long-term debt	87,499	93,039
Total current liabilities	597,569	365,696
Deferred credits and other liabilities
Regulatory liabilities	87,366	146,021
Deferred income tax liability	19,641	18,987
Asset retirement and environmental reclamation obligations	197,414	83,278
Other	74,884	78,319
Total deferred credits and other liabilities	379,305	326,605
Accumulated postretirement benefit and postemployment obligations	12,918	12,836
Total equity and liabilities	$4,970,254	$4,919,512
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
Utility Member electric sales	$362,442	$350,344	$931,257	$897,587
Non-member electric sales	55,669	35,876	110,029	75,808
Rate stabilization	32,950	8,575	58,295	49,365
Provision for rate refunds	(2,039)	—	759	(6,403)
Other	16,971	21,068	42,817	51,780
	465,993	415,863	1,143,157	1,068,137

Operating expenses
Purchased power	128,202	112,540	321,240	286,109
Fuel	94,770	76,332	225,491	182,749
Production	40,045	41,543	128,095	135,285
Transmission	47,054	50,152	136,289	136,771
General and administrative	18,658	15,916	57,824	42,400
Depreciation, amortization and depletion	46,604	44,990	133,347	144,228
Coal mining	1,814	1,492	7,189	3,999
Other	2,288	1,562	50,626	5,395
	379,435	344,527	1,060,101	936,936

Operating margins	86,558	71,336	83,056	131,201

Other income
Interest	1,097	897	2,883	2,681
Capital credits from cooperatives	743	59	5,338	4,334
Other income (expense)	1,751	1,358	2,621	3,247
	3,591	2,314	10,842	10,262

Interest expense
Interest	38,419	35,739	109,409	107,946
Interest charged during construction	(341)	(861)	(1,133)	(2,839)
	38,078	34,878	108,276	105,107

Income tax expense (benefit)	(312)	267	(275)	486

Net margins including noncontrolling interest	52,383	38,505	(14,103)	35,870
Net margin attributable to noncontrolling interest	(2,130)	(1,765)	(6,266)	(5,176)
Net margins attributable to the Association	$50,253	$36,740	$(20,369)	$30,694
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net margins including noncontrolling interest	$52,383	$38,505	$(14,103)	$35,870
Other comprehensive loss:
Unrealized loss on securities available for sale	(127)	(15)	(360)	(56)
Amortization of prior service credit on postretirement benefit obligation included in net margin	(535)	(20)	(1,604)	(60)
Amortization of actuarial loss on executive benefit restoration obligation included in net margin	—	—	—	312
Amortization of prior service cost on executive benefit restoration obligation included in net margin	283	240	849	699
Unrecognized prior service cost	—	—	—	(1,121)
Other comprehensive income (loss)	(379)	205	(1,115)	(226)

Comprehensive income (loss) including noncontrolling interest	52,004	38,710	(15,218)	35,644
Net comprehensive income attributable to noncontrolling interest	(2,130)	(1,765)	(6,266)	(5,176)

Comprehensive income (loss) attributable to the Association	$49,874	$36,945	$(21,484)	$30,468
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Patronage capital equity at beginning of period	$924,243	$972,473	$994,865	$978,519

Net margins attributable to the Association	50,253	36,740	(20,369)	30,694
Patronage capital equity at end of period	974,496	1,009,213	974,496	1,009,213

Accumulated other comprehensive loss at beginning of period	(2,196)	(6,145)	(1,460)	(5,714)
Unrealized loss on securities available for sale	(127)	(15)	(360)	(56)
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(535)	(20)	(1,604)	(60)
Reclassification adjustment for actuarial loss on executive benefit restoration obligation included in net margin	—	—	—	312
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	283	240	849	699
Unrecognized prior service cost	—	—	—	(1,121)
Accumulated other comprehensive loss at end of period	(2,575)	(5,940)	(2,575)	(5,940)

Noncontrolling interest at beginning of period	122,894	115,569	119,100	114,851

Net comprehensive income attributable to noncontrolling interest	2,130	1,765	6,266	5,176
Equity distribution to noncontrolling interest	(978)	—	(1,320)	(2,693)
Noncontrolling interest at end of period	124,046	117,334	124,046	117,334
Total equity at end of period	$1,095,967	$1,120,607	$1,095,967	$1,120,607
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net margins including noncontrolling interest	$(14,103)	$35,870
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	133,347	144,228
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	2,540	1,867
Impairment loss	30,153	—
Deferred impairment loss	(30,153)	—
Rate stabilization revenue	(58,295)	(49,365)
Deposits associated with generator interconnection requests	6,626	17,130
Capital credit allocations from cooperatives and income from coal mines under (over) refund distributions	1,283	(1,180)
Changes in operating assets and liabilities:
Accounts receivable	(23,666)	(12,991)
Coal inventory	19,499	(2,064)
Materials and supplies	(5,486)	(1,977)
Accounts payable and accrued expenses	14,837	27,258
Accrued interest	17,110	17,397
Accrued property taxes	(4,312)	(5,856)
New Horizon Mine environmental obligation	44,869	—
Other	(12,517)	(3,653)
Net cash provided by operating activities	125,761	170,693

Investing activities
Purchases of plant	(82,846)	(83,405)
Changes in deferred charges	(5,849)	(15,734)
Proceeds from other investments	94	72
Net cash used in investing activities	(88,601)	(99,067)

Financing activities
Changes in Member advances	2,717	2,499
Early payments for open market purchases and tender offer	(136,692)	(4,205)
Scheduled payments of long-term debt	(86,886)	(82,933)
Debt issuance costs	(1,377)	—
Change in short-term borrowings, net	214,488	—
Retirement of patronage capital	(4,564)	(13,705)
Equity distribution to noncontrolling interest	(1,320)	(2,693)
Other	(445)	(409)
Net cash used in financing activities	(14,079)	(101,446)

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	23,081	(29,820)
Cash, cash equivalents and restricted cash and investments – beginning	105,136	132,074
Cash, cash equivalents and restricted cash and investments – ending	$128,217	$102,254

Supplemental cash flow information:
Cash paid for interest	$88,993	$89,119
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(2,783)	$2,730
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2022 and 2021
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for an entire year or any other period.
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

Our share in each jointly owned facility is as follows as of September 30, 2022 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,689	$259,518	$80
MBPP - Laramie River Station	28.50%	526,250	340,519	4,956
Total		$917,939	$600,037	$5,036
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
Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Regulatory assets
Deferred income tax expense (1)	$19,671	$18,742
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	77,415	79,133
Goodwill – J.M. Shafer (3)	41,310	43,447
Goodwill – Colowyo Coal (4)	34,353	35,128
Deferred debt prepayment transaction costs (5)	117,203	123,674
Deferred Holcomb expansion impairment loss (6)	80,639	84,145
Unrecovered plant (7)	293,560	281,424
Total regulatory assets	664,151	665,693

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,458	2,818
Membership withdrawal (9)	84,908	143,203
Total regulatory liabilities	87,366	146,021
Net regulatory asset	$576,785	$519,672
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
(7)Represents deferral of the impairment losses related to the early retirement of the Nucla, Escalante and Rifle Generating Stations. The deferred impairment loss for Nucla and Escalante Generating Stations is being amortized to depreciation, amortization and depletion expense in the remaining amount of $4.5 million through December 2022 and $12.3 million annually over the 25-year period ending in December 2045, respectively, and recovered from our Utility Members through rates. In March 2022, our Board took action for the early retirement of the Rifle Generating Station and the deferral of any impairment loss in accordance with accounting for rate regulation. In conjunction with the early retirement, we recognized an impairment loss of $3.7 million during the first quarter of 2022. The Rifle Generating Station was retired from service on September 30, 2022. The deferred impairment loss is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(9) Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. For the nine months ended September 30, 2022, $58.3 million was recognized in operating revenues as part of our rate stabilization measures.
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
Investments in other associations are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Basin Electric Power Cooperative	$114,412	$116,826
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,172	12,076
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,149
CoBank, ACB	14,328	12,985
Other	5,983	6,061
Investments in other associations	$161,949	$163,097
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2022 or during 2021.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$107,228	$100,555
Restricted cash and investments - current	17,404	480
Restricted cash and investments - noncurrent	3,585	4,101
Cash, cash equivalents and restricted cash and investments	$128,217	$105,136
NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 12 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2022, we recognized $0.6 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable - Utility Members	$108,107	$95,630

Other accounts receivable - trade:
Non-member electric sales	17,613	5,684
Other	4,710	13,505
Total other accounts receivable - trade	22,323	19,189
Other accounts receivable - nontrade	5,510	2,382
Total other accounts receivable	$27,833	$21,571

Contract liabilities (unearned revenue)	$5,261	$5,372

NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2022	December 31, 2021
Preliminary surveys and investigations	$12,846	$12,366
Advances to operating agents of jointly owned facilities	9,420	4,422
Operating lease right-of-use assets	6,679	7,529
Other	13,310	10,822
Total other deferred charges	$42,255	$35,139
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
NOTE 7 – LONG-TERM DEBT

We have $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $6.1 million as of September 30, 2022. Due to a public tender offer which was completed in July 2022, $100.0 million of our First Mortgage Bonds, Series 2014E-1 were repurchased with cash and short-term borrowings. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio requirement on an annual basis and an equity to capitalization ratio requirement of at least 18 percent at the end of each fiscal year. Other than the Springerville certificates that has a debt service ratio requirement of at least 1.02 on an annual basis, all other long-term debt contains a debt service ratio requirement of at least 1.10 on an annual basis.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of September 30, 2022, we had $255.5 million in availability under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Total debt	$2,990,849	$3,214,427
Less debt issuance costs	(21,948)	(23,110)
Less debt discounts	(9,039)	(9,398)
Plus debt premiums	12,132	12,990
Total debt adjusted for debt issuance costs, discounts and premiums	2,971,994	3,194,909
Less current maturities	(87,499)	(93,039)
Long-term debt	$2,884,495	$3,101,870

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
Commercial paper consisted of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Commercial paper outstanding, net of discounts	$264,485	$49,997
Weighted average interest rate	3.15%	0.19%
At September 30, 2022, $235.5 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Nine Months Ended September 30, 2022
Obligations at beginning of period	$90,281
Liabilities settled	(4,918)
Accretion expense	2,553
Change in estimate	116,133
Total obligations at end of period	$204,049
Less current obligations at end of period	(6,635)
Long-term obligations at end of period	$197,414

In the third quarter of 2022, we increased the asset retirement obligations related to two pits at the Colowyo Mine by $39.2 million due to revised cost estimates, with an offsetting decrease in the asset retirement obligation related to the third pit of $6.3 million due to updated final reclamation cost estimates. In the second quarter of 2022, we increased the environmental reclamation obligation at the New Horizon Mine by $44.9 million due to revised cost estimates. The New Horizon Mine environmental remediation liability that has been recorded is $67.3 million as of September 30, 2022. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statement of operations. Although the entire environmental obligation has been expensed, we may seek future rate recovery in upcoming rate filings with FERC. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed. Also during 2022, we recorded an additional asset retirement obligation of $38.4 million related to a change in cost estimates for our pond, ash landfill and post-closure reclamation obligations at various generating stations.
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2022	December 31, 2021
Transmission easements	$18,857	$19,339
Operating lease liabilities - noncurrent	1,327	1,622
Contract liabilities (unearned revenue) - noncurrent	3,659	3,523
Customer deposits	12,075	9,287
Financial liabilities - reclamation	11,447	13,122
OATT deposits	20,586	24,327
Other	6,933	7,099
Total other deferred credits and other liabilities	$74,884	$78,319
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $27.8 million will be paid by us for these easements from 2022 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $18.9 million and $19.3 million as of September 30, 2022 and December 31, 2021, respectively, which are recorded as other deferred credits and other liabilities.
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

NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded at September 30, 2022, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2022
Postretirement medical benefit obligation at beginning of period	$2,809
Service cost	—
Interest cost	27
Benefit payments (net of contributions by participants)	(485)
Postretirement medical benefit obligation at end of period	$2,351
Postemployment medical benefit obligation at end of period	392
Total postretirement and postemployment medical obligations at end of period	$2,743
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2022
Accumulated other comprehensive income at beginning of period	$3,580
Amortization of prior service credit into other income	(1,604)
Accumulated other comprehensive income at end of period	$1,976
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2022
Executive benefit restoration obligation at beginning of period	$9,852
Service cost	277
Interest cost	157
Benefit payments	(111)
Executive benefit restoration at end of period	$10,175
Fair value of plan assets at beginning of period	$8,640
Employer contributions	909
Actual return on plan assets	$(665)
Fair value of plan assets at end of period	$8,884
Net liability recognized at end of period	$1,291
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2022
Accumulated other comprehensive loss at beginning of period	$(4,932)
Amortization of prior service cost into other income	849
Accumulated other comprehensive loss at end of period	$(4,083)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-member electric sales:
Long-term contracts	$13,682	$11,380	$38,932	$30,179
Short-term contracts	41,987	24,496	71,097	45,629
Rate stabilization	32,950	8,575	58,295	49,365
Provision for rate refunds	(2,039)	—	759	(6,403)
Other	16,971	21,068	42,817	51,780
Total non-member electric sales and other operating revenue	$103,551	$65,519	$211,900	$170,550
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
Rate Stabilization Revenue
We recognized $33.0 million and $58.3 million of deferred membership withdrawal income for the three and nine months ended September 30, 2022, respectively, as directed by our Board. See Note 2 - Accounting for Rate Regulation.
Provision for Rate Refunds
Based upon a FERC order requiring us to refund certain revenue from power sales in the Western Area Colorado Missouri (“WACM”) balancing authority area, in the third quarter of 2022, we reserved $2.0 million as a preliminary estimate of the amount to be refunded. See Note 17 - Legal - FERC Market Based Rate Authority. Such an amount was offset by the recognition of a favorable adjustment during the second quarter of 2022 of approximately $2.9 million for the amount in excess of an accrual that was previously recorded related to certain energy sales to third parties in excess of the soft-cap for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. See Note 17 - Legal- Energy Sales -Soft-Cap.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our consolidated statements of operations included an income tax benefit of $0.3 million for the nine months ended September 30, 2022 and income tax expense of $0.5 million for the comparable period in 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA imposes a 15 percent minimum tax based on consolidated GAAP profits of $1 billion or more. As a cooperative operating primarily for the benefit of its Members, we do not expect to be impacted by the 15 percent minimum tax because we do not expect to realize GAAP profits meeting or exceeding the required threshold. The IRA imposes a 1 percent excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. Since we do not issue stock, we are not impacted by the stock buyback excise tax. In addition, the IRA enacted many provisions intended to mitigate climate change by providing various sources of funding and tax credit incentives for investments designed to reduce greenhouse gas emissions. These provisions do not impact our current consolidated financial statements, but could affect future financial statements due to the impact of such investments. These provisions are subject to regulations to be released by the Department of the Treasury over time. We are evaluating these provisions and will continue to monitor developments and evaluate opportunities to utilize these incentives in the future.
NOTE 14 – LEASES
Leasing Arrangements as Lessee
We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Right-of-use assets are included in other deferred charges, the current portion of lease liabilities is included in accrued expenses and the long-term portion of lease liabilities is included in other deferred credits and other liabilities on our consolidated statements of financial position.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.6 million for the three months ended September 30, 2022 and $0.8 million for the comparable period in 2021. Rent expense for all short-term and long-term operating leases was $2.1 million for the nine months ended September 30, 2022 and $2.6 million for the comparable period in 2021. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of September 30, 2022, there were no arrangements accounted for as finance leases.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$8,864	$9,081
Less: Accumulated amortization	(2,185)	(1,552)
Net operating lease right-of-use assets	$6,679	$7,529

Operating lease liabilities - current	$(390)	$(491)
Operating lease liabilities - noncurrent	(1,327)	(1,622)
Total operating lease liabilities	$(1,717)	$(2,113)

Operating leases
Weighted average remaining lease term (years)	7.6	7.6
Weighted average discount rate	3.85%	3.79%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$294
Year 2	365
Year 3	255
Year 4	431
Year 5	94
Thereafter	553
Total lease payments	$1,992
Less imputed interest	(275)
Total	$1,717
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $1.7 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.2 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively, are included in other operating revenue on our consolidated statements of operations.
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

	September 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$9,750	$8,884	$8,850	$8,640
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

	September 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$549	$473	$597	$598
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $50.5 million as of September 30, 2022 and $95.3 million as of December 31, 2021.

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

	September 30, 2022		December 31, 2021
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,990,849	$2,745,564	$3,214,427	$3,759,991
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Net electric plant	$726,532	$740,135
Noncontrolling interest	124,046	119,100
Long-term debt	255,117	300,220
Accrued interest	2,960	8,721
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation, amortization and depletion	$4,534	$4,534	$13,603	$13,603
Interest	4,203	4,951	12,865	15,092
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
On August 28, 2020, FERC issued an order (“August 28 Order”) on rehearing related to our Jurisdictional PDO which modified its March 20, 2020 decision on our Jurisdictional PDO by finding exclusive jurisdiction over our contract termination payments related to our Utility Members and preempting the jurisdiction of the COPUC as of September 3, 2019. On December 16, 2020, United Power filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") related to FERC’s August 28 Order, 20-1256. On March 30, 2022, oral arguments occurred before the D.C. Circuit Court of Appeals regarding the Jurisdictional PDO. On September 16, 2022, the D.C. Circuit Court of Appeals denied United Power's petition related to FERC’s August 28 Order and affirmed FERC's exclusive jurisdiction over our contract termination payments.
Petitions for review related to our tariff filings, including our Utility Member rates, have been filed with the D.C. Circuit Court of Appeals by other parties. On September 22, 2022, an order was issued by the court to hold all the cases before the D.C. Circuit Court of Appeals in abeyance other than related to the Jurisdictional PDO, directing the parties to file motions to govern future proceedings by December 21, 2022.
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
A hearing was held on May 18-20, 2020. On July 10, 2020, the administrative law judge issued a recommended decision, but the COPUC on its own motion stayed the recommended decision. On September 18, 2020, LPEA and United Power filed a Joint Motion to Lodge FERC’s August 28 Order, and asserted additional corporate law arguments related to the legality of our addition of Non-Utility Members. On October 22, 2020, the COPUC determined that COPUC’s jurisdiction over United Power and LPEA’s complaints was preempted by FERC, the COPUC does not have jurisdiction over corporate law matters, and dismissed both complaints without prejudice. On January 27, 2021, United Power filed a Writ for Certiorari or Judicial Review, an appeal, in the Denver County District Court, 2021CV30325, of the COPUC's decision to dismiss United Power's complaint. On February 17, 2021, the Denver County District Court granted our unopposed motion to intervene as a defendant in United Power’s appeal of the COPUC’s dismissal. United Power, the COPUC, and us have all filed respective briefs with the court. The court heard oral arguments on September 17, 2021. On November 3, 2022, United Power filed an unopposed motion for voluntary dismissal with prejudice of the Writ for Certiorari or Judicial Review. It is not possible to predict the outcome of this matter.
United Power's Adams District Court Complaint: On May 4, 2020, United Power filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court, 2020CV30649, against us and our three Non-Utility Members. On July 2, 2021, the court granted United Power's motion to amend its May 2020 complaint to amend its claims as to our three Non-Utility Members and to add a claim that our addition of the Non-Utility Members violated Colorado law. On July 30, 2021, we filed a partial motion to dismiss a majority of United Power's claims. On July 30, 2021, the three Non-Utility Members filed a joint motion to dismiss all claims by United Power against the Non-Utility Members.
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
On April 6, 2022, we and each Non-Utility Member filed their respective answers to the first amended complaint denying that United Power is entitled to any relief and requesting the court enter judgment of dismissal. We also asserted counterclaims against United Power, and relief from United Power’s breach of our Bylaws and declaratory judgement that the April 2019 Bylaws amendment and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula are valid. On April 27, 2022, United Power filed a reply to our counterclaims asserting that we are not entitled to any relief on our counterclaims. A jury trial is scheduled for June 2023. In the initial disclosures from United Power, United Power asserts that its damages in 2020 and 2021 exceed $87 million and United Power anticipates damages of $41 million in 2022 and $43 million each year thereafter that it remains a Utility Member of us. It is not possible to predict the outcome of this matter or whether we will incur any liability in connection with this matter.
TAPP Complaint: On September 24, 2021, TransAmerican Power Products, Inc. (“TAPP”) filed a complaint in Adams County District Court, 2021CV31089, against us alleging breach of contract and breach of implied covenant of good faith and fair dealing related to an invoice for TAPP’s supply of materials for a transmission project. TAPP seeks damages of approximately $3 million. On November 9, 2021, we filed an answer and counterclaims against TAPP disputing any amount is owed to TAPP and seeking damages for TAPP's breach of contract. In October 2022, we reached a settlement with TAPP on this matter without us incurring any liability and the court granted the parties motion to dismiss the matter with prejudice.
Basin Complaint: On December 17, 2021, Basin filed a complaint with the United States District Court District of North Dakota Eastern Division, 3:21-cv-00220-PDW-ARS, against us alleging that the filing of our modified contract termination payment tariff filed with FERC on September 1, 2021 constitutes a breach of our wholesale power contract with Basin for the Eastern Interconnection. On February 28, 2022, Basin filed a first amended complaint adding a new claim for anticipatory breach of contract. Basin seeks, among other things, for the court to require us to amend our modified contract termination payment tariff to exclude our Eastern Interconnection Utility Members. On March 29, 2022, we filed a motion to dismiss Basin’s first amended complaint. On October 31, 2022, the court granted our motion and dismissed Basin's first amended complaint without prejudice.
FERC - Market Based Rate Authority: On December 27, 2021, we submitted to FERC our triennial market power update for the Southwest and Northwest regions in support of our continued authority to sell energy, capacity, and ancillary services at market-based rates in both the Southwest and Northwest regions. Our filing reflected that we pass the supplier indicative screens in the Public Service Company of Colorado (“PSCo”), Public Service Company of New Mexico (“PNM”), and WACM balancing authority areas and the wholesale market share screens in the PSCo and PNM balancing authority areas, but fail the wholesale market share indicative screen in the WACM balancing authority area in all seasons. Due to such failure, on February 28, 2022, FERC instituted a FPA section 206 proceeding to determine whether our market-based rate authority in the WACM balancing authority area remains just and reasonable and established a refund effective date of March 7, 2022, for market-based sales after such date. FERC issued a show cause order as to why FERC should not revoke our market-based rate authority in the WACM balancing authority area.
On April 29, 2022, we filed a response to the show cause order. FERC issued a decision on September 22, 2022 that revoked our market-based rate authorization in the WACM balancing authority area. Such revocation means that we cannot sell power in the WACM balancing authority area to non-members at bilaterally negotiated “market-based” rates. The FERC order instead requires us to file, within 30 days of the order, a tariff for cost-based rates applicable to non-member sales in WACM that would otherwise have been made under our market-based rate tariff. The order further requires us to refund any revenue from power sales in the WACM balancing authority area to non-members on or after March 7, 2022 in excess of the cost-based rates, and submit a refund report within 30 days of the order. On October 7, 2022, FERC granted our motion to extend the deadline until December 21, 2022 to make the above referenced filings. Based upon the FERC order requiring us to refund certain revenue from power sales in the WACM balancing authority area, in the third quarter of 2022, we accrued $2 million as a preliminary estimate of the amount to be refunded. It is not presently possible to calculate the exact amount of refunds that may be owed since March 7, 2022 as the cost-based rates is under development and it is not possible to predict the outcome of our cost-based rates tariff filing.
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting said motion was issued on September 6, 2022. On August 25, 2022, FERC filed an unopposed motion to hold the case in abeyance. On September 14, 2022, the court issued an order to hold the proceedings in abeyance and directed parties to file motions to govern future proceedings by November 23, 2022. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.

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
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short term energy purchases. We own, lease, have undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,319 MWs, of which approximately 1,366 MWs comes from renewables.
We sold 14.1 million MWhs for the nine months ended September 30, 2022, of which 89.5 percent was to Utility Members. Total revenue from electric sales was $1.041 billion for the nine months ended September 30, 2022 of which 89.4 percent was from Utility Member sales. Our results for the nine months ended September 30, 2022 were primarily impacted by higher temperatures and drought conditions, which resulted in increased energy demand, increased expenses and rate stabilization measures.
•Utility Member electric sales increased $33.7 million, or 3.8 percent, primarily due to higher sales volume as loads return to pre-pandemic levels and drought conditions in the West created greater demand for irrigation and higher temperatures resulted in increased cooling needs.
•Non-member electric sales increased $34.2 million, or 45.1 percent, primarily due to higher long-term and short-term market sales during the nine month period ended September 30, 2022.
•Purchased power expense increased $35.1 million, or 12.3 percent, primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2022.
•Fuel expense increased $42.7 million, or 23.4 percent, primarily due to higher natural gas prices resulting from increased demand and constraints on supply resulting from market conditions, along with higher transportation costs for coal.
•Depreciation, amortization and depletion expense decreased $10.9 million, or 7.5 percent, primarily due to revisions to asset retirement obligations related to the South Taylor pit at the Colowyo Mine during the prior year.
•Other operating expenses increased $45.2 million primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at New Horizon Mine.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of September 30, 2022, 21 Utility Members have enrolled in this program with capacity totaling approximately 145 MWs of which 129 MWs are in operation.

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
The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. Our Board-approved buy-down payment methodology for a Class A member to become a Class B member was accepted by FERC in 2020, subject to refund. FERC referred it to FERC’s hearing and settlement judge procedures. On April 28, 2022, we filed a proposed settlement agreement for approval with FERC related to our buy-down payment methodology. The proposed settlement agreement resolves all issues set for hearing and settlement procedures related to our buy-down payment methodology. Virtually all of the parties to the proceeding either support or do not oppose the resolution of the proceeding related to the buy-down payment methodology. Only United Power filed comments opposing the proposed settlement agreement. The three Utility Members allocated self-supply during the initial "open season" are parties to the settlement. The settlement agreement resolves the level of the buy-down payment that a partial requirements Utility Member would pay us, and certain of the commercial terms and operational considerations applicable to the Utility Members that intend to become Class B partial requirements members. Class B members will continue to pay our Class A rate for load served by us and continue to purchase full-requirements transmission service from us. On July 12, 2022, the FERC settlement judge filed a report of contested settlement and stated the settlement is now before the commissioners at FERC for consideration.
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In September 2021, we filed with FERC a modified contract termination payment methodology tariff. The modified contract termination payment methodology is designed to protect the financial interests of our remaining Utility Members if a Utility Member elects to withdraw from membership in us. Our September 2021 tariff filing includes requirements for a two-year notice and the payment of a contract termination payment to us. In simple terms, our modified contract termination payment amount is the greater of (i) the withdrawing Utility Member's debt covenant obligation, and (ii) the projected revenue the withdrawing Utility Member contractually agreed to pay over the remaining term of its wholesale electric service contract, less certain offsetting revenues we could earn by reselling the withdrawing Utility Member's share of energy and capacity and the net present value of the withdrawing Utility Member's patronage capital. The Utility Member's debt covenant obligation is its pro rata share of our total debt and other obligations. In October 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology.
A hearing on our modified contract termination payment methodology occurred in May 2022 before an administrative law judge at FERC. We, United Power, certain of our Utility Members, other parties, and FERC trial staff all presented different contract termination payment methodologies or adjustments thereto. On September 29, 2022, the administrative law judge issued an initial decision, which determined that the different contract termination payment methodologies by United Power, certain of our other Utility Members, and us were not just and reasonable. The administrative law judge endorsed the FERC trial staff methodology, with significant adjustments suggested by us. The administrative law judge's initial decision favorably discusses the concept of rate-neutrality to our remaining Utility Members and stated that the FERC trial staff's proposal, with our recommended changes, "appears to achieve an exit fee close to that of" our debt covenant obligation set forth in our contract termination payment methodology tariff. While the judge's initial decision does not include a contract termination payment number, we filed in March 2022 with FERC that United Power’s debt covenant obligations is $736.4 million. On October 31, 2022, we, United Power, certain other Utility Members, and other parties filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions will be before the Commissioners of

FERC for a decision. For further information see “Item 1 – BUSINESS – MEMBERS  - Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2021.
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
In July 2021, United Power's first amended complaint for declaratory judgement and damages against us and our Non-Utility Members was deemed filed alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our wholesale electric service contract with United Power. The first amended complaint also asserts that our addition of the Non-Utility Members violated Colorado law. In March 2022, the court dismissed some of the claims against us in response to our July 2021 partial motion for summary judgement. In April 2022, we filed our answer to the remaining claims. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
With the settlement agreement approved, we began Phase II of our 2020 Electric Resource Plan and issued in May 2022 a request for proposal of capacity and energy bids, with a focus on projects that support emissions reductions. These projects would be scheduled to come online in 2025 and 2026. The bidding process closed in September 2022. In October 2022, we filed our 30-day report with the COPUC disclosing that we received 274 individual eligible bid proposals (156 total projects)

from bidders. We are currently doing portfolio modeling and we expect to file in early 2023 our implementation report with the COPUC.
On April 1, 2022, we made a filing with the COPUC for the retirement of our 85 MW natural-gas, combined-cycle Rifle Generating Station. On September 9, 2022, the COPUC issued a decision approving our filing and our Rifle Generating Station was retired on September 30, 2022.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of September 30, 2022, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2021.
Factors Affecting Results
Master Indenture
As of September 30, 2022, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as, after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Pursuant to our Board Policy for Financial Goals and Capital Credits, we have historically set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy establishes a goal of our Board on an annual or quarterly basis to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes (as available) in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and rate stabilization measures to limit rate increases from year to year. This policy, subject to change by our Board, originally sets a 2022 DSR goal of 1.195 for the twelve months ended December 31, 2022 and a 2022 consolidated equity to capitalization ratio goal of 24.0 percent as of December 31, 2022. In October 2022, our Board reduced the 2022 DSR goal to reduce the amount of previously deferred membership withdrawal income needed to be recognized for rate stabilization for 2022. This lower 2022 DSR goal will result in lower margins for 2022, but is expected to meet the requirements under our Master Indenture of 1.10. In addition, our 2022 consolidated equity to capitalization ratio, which goal remains unchanged, is expected to exceed the financial goal of 24.0 percent as of December 31, 2022. Our Board may elect to change the DSR or consolidated equity to capitalization ratio goal in future years.

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
On September 22, 2022, FERC issued an order that revoked our market-based rate authorization in the WACM balancing authority area. Such revocation means that we cannot sell power in the WACM balancing authority area to non-members at bilaterally negotiated “market-based” rates. The FERC order instead requires us to file, within 30 days of the order, a tariff for cost-based rates applicable to non-member sales in WACM that would otherwise have been made under our market-based rate tariff. The order further requires us to refund any revenue from power sales in the WACM balancing authority area to non-members on or after March 7, 2022 in excess of the cost-based rates, and submit a refund report within 30 days of the order. On October 7, 2022, FERC granted our motion to extend the deadline until December 21, 2022 to make the above referenced filings. FERC's order also re-affirmed our market based rate authority in the Public Service Company of Colorado and Public Service Company of New Mexico balancing authority area. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating revenues
Utility Member electric sales	$362,442	$350,344	$12,098	3.5%
Non-member electric sales	55,669	35,876	19,793	55.2%
Rate stabilization	32,950	8,575	24,375	284.3%
Provision for rate refunds	(2,039)	—	(2,039)	(100.0)%
Other	16,971	21,068	(4,097)	(19.4)%
Total operating revenues	$465,993	$415,863	$50,130	12.1%

Energy sales (in MWh):
Utility Member electric sales	4,870,701	4,645,489	225,212	4.8%
Non-member electric sales	614,436	560,066	54,370	9.7%
	5,485,137	5,205,555	279,582	5.4%

•Utility Member electric sales revenue increased primarily due to higher sales volume as loads continue a return to pre-pandemic usage levels and drought conditions in the West created greater demand for irrigation and higher temperatures resulted in increased cooling needs.
•Non-member electric sales increased primarily due to higher long-term and short-term market sales. Long-term sales increased 10,588 MWhs, or 5.8 percent, to 191,869 MWhs for the three months ended September 30, 2022 compared to 181,281 MWhs for the same period in 2021. The increase in long-term sales was due to higher sales from Springerville Generating Station to Salt River Project. Short-term market sales increased 43,782 MWhs, or 11.6 percent, to 422,567 MWhs for the three months ended September 30, 2022 compared to 378,785 MWhs for the same period in 2021. The average price for short-term market sales was 55.0 percent higher during the three months ended September 30, 2022 compared to the same period in 2021.
•In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $33.0 million of previously deferred membership withdrawal income during the three months ended September 30, 2022 compared to $8.6 million of previously deferred non-member electric sales revenue during the same period in 2021 as part of our rate stabilization measures. In order to meet our revised 2022 financial goals, we still expect to recognize additional previously deferred membership withdrawal income during the remainder of 2022.
•During the three months ended September 30, 2022, an accrual was recorded in the amount of $2.0 million related to the preliminary estimate of the amount to be refunded from power sales in the WACM balancing authority area due to FERC's revocation of our market-based rate authority in the WACM balancing authority area. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating expenses
Purchased power	$128,202	$112,540	$15,662	13.9%
Fuel	94,770	76,332	18,438	24.2%
Production	40,045	41,543	(1,498)	(3.6)%
Transmission	47,054	50,152	(3,098)	(6.2)%
General and administrative	18,658	15,916	2,742	17.2%
Depreciation, amortization and depletion	46,604	44,990	1,614	3.6%
Coal mining	1,814	1,492	322	21.6%
Other	2,288	1,562	726	46.5%
Total operating expenses	$379,435	$344,527	$34,908	10.1%

•Purchased power expense increased primarily due to an increase of 189,069 MWhs, or 8.0 percent, purchased during the three months ended September 30, 2022 compared to the same period in 2021. Increased purchases were primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain other generating facilities both of which resulted in higher short-term purchases of power during 2022. Additionally, the average price was 6.1 percent higher during the three months ended September 30, 2022 compared to the same period in 2021.
•Fuel expense was higher primarily due to an increase of 50.2 percent in the average cost of natural gas prices for the three months ended September 30, 2022 compared to the same period in 2021 as a result of increased demand and constraints on supply as a result of market conditions. Additionally, fuel expense was higher due to a 193,221 MWh, or 7.5 percent, increase in generation by our coal-fired generating facilities and higher transportation costs for coal.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating revenues
Utility Member electric sales	$931,257	$897,587	$33,670	3.8%
Non-member electric sales	110,029	75,808	34,221	45.1%
Rate stabilization	58,295	49,365	8,930	18.1%
Provision for rate refunds	759	(6,403)	7,162	(111.9)%
Other	42,817	51,780	(8,963)	(17.3)%
Total operating revenues	1,143,157	1,068,137	$75,020	7.0%

Energy sales (in MWh):
Utility Member electric sales	12,585,009	12,014,631	570,378	4.7%
Non-member electric sales	1,469,305	1,179,076	290,229	24.6%
	14,054,314	13,193,707	860,607	6.5%
•Utility Member electric sales revenue increased primarily due to higher sales volume as loads continue a return to pre-pandemic usage levels and drought conditions in the West created greater demand for irrigation and higher temperatures resulted in increased cooling needs.

•Non-member electric sales increased primarily due to higher long-term and short-term market sales. Long-term sales increased 141,443 MWhs, or 37.0 percent, to 523,587 MWhs for the nine months ended September 30, 2022 compared to 382,144 MWhs for the same period in 2021. The increase in long-term sales was due to higher sales from Springerville Generating Station to Salt River Project. Short-term market sales increased 148,786 MWhs, or 18.7 percent, to 945,718 MWhs for the nine months ended September 30, 2022 compared to 796,932 MWhs for the same period in 2021. The average price for short-term market sales was 24.7 percent higher during the nine months ended September 30, 2022 compared to the same period in 2021.
•In accordance with our Board Policy for Financial Goals and Capital Credits, we recognized $58.3 million of previously deferred membership withdrawal income during the nine months ended September 30, 2022 compared to $49.4 million of previously deferred non-member electric sales revenue during the same period in 2021. In order to meet our revised 2022 financial goals, we still expect to recognize additional previously deferred membership withdrawal income during the remainder of 2022.
•During the nine months ended September 30, 2022, an accrual was recorded in the amount of $2.0 million related to the preliminary estimate of the amount to be refunded from power sales in the WACM balancing authority area due to FERC's revocation of our market-based rate authority in the WACM balancing authority area. Such amount was offset by our recognition of a favorable accrual adjustment of $2.9 million related to the energy sales to third parties in excess of the soft-cap price for short-term, spot market sales. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information. During the nine months ended September 30, 2021, an accrual was recorded in the amount of $6.0 million related to a settlement agreement on our transmission service rates, including our OATT and annual transmission revenue requirements. On March 7, 2022, FERC approved this settlement agreement and refunds were subsequently issued.

Operating Expenses
The following is a summary of the components of our operating expenses for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2022	2021	Amount	Percent
Operating expenses
Purchased power	321,240	286,109	$35,131	12.3%
Fuel	225,491	182,749	42,742	23.4%
Production	128,095	135,285	(7,190)	(5.3)%
Transmission	136,289	136,771	(482)	(0.4)%
General and administrative	57,824	42,400	15,424	36.4%
Depreciation, amortization and depletion	133,347	144,228	(10,881)	(7.5)%
Coal mining	7,189	3,999	3,190	79.8%
Other	50,626	5,395	45,231	*
Total operating expenses	$1,060,101	$936,936	$123,165	13.1%
* Calculation not meaningful
•Purchased power expense increased primarily due to an increase of 496,771 MWhs, or 7.8 percent, purchased during the nine months ended September 30, 2022 compared to the same period in 2021, primarily from our long-term renewable sources. Increased purchases were primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2022. Additionally, the average price was 4.2 percent higher during the nine months ended September 30, 2022 compared to the same period in 2021.
•Fuel expense was higher primarily due to an increase of 43.8 percent in the average cost of natural gas prices for the nine months ended September 30, 2022 compared to the same period in 2021 resulting from increased demand and constraints on supply resulting from market conditions. Additionally, fuel expense was higher due to a 419,122 MWh, or 6.7 percent, increase in generation by our coal-fired generating facilities and higher transportation costs for coal.
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
Financial Condition as of September 30, 2022 Compared to December 31, 2021
The principal changes in our financial condition from December 31, 2021 to September 30, 2022 were due to increases and decreases in the following:
Assets
•Restricted cash and investments-current increased $16.9 million to $17.4 million as of September 30, 2022 compared to $0.5 million as of December 31, 2021. The increase was due to $16.2 million that was deposited with our Master Indenture Trustee in September 2022 in advance of our October 1, 2022 First Mortgage Obligations, Series 2014B payment. In accordance with our Master Indenture, we are required to fund the trust account one day prior to debt service payments.
•Regulatory assets decreased $1.5 million to $664.2 million as of September 30, 2022 compared to $665.7 million as of December 31, 2021. The change in regulatory assets was primarily impacted by the recognition of additional asset retirement obligations of $26.4 million at the Escalante and Nucla Generating Stations during 2022 and the recognition of $3.7 million during 2022 related to the deferred impairment loss at Rifle Generating Station. These increases were partially offset by amortization of $32.6 million to depreciation, amortization and depletion expense and recovered from our Utility Members through rates.
Liabilities
•Long-term debt decreased $217.4 million, or 7.0 percent, to $2.884 billion as of September 30, 2022 compared to $3.102 billion as of December 31, 2021 and current maturities of long-term debt decreased $5.5 million, or 6.0 percent, to $87.5 million as of September 30, 2022 compared to $93.0 million as of December 31, 2021. The total decrease of $222.9 million was primarily due to debt payments of $223.6 million (principally $100.0 million for the First Mortgage Bonds, Series 2014E-1, $44.4 million for the Springerville certificates, $42.5 million of CoBank and CFC debt, and $20.0 million for the First Mortgage Bonds, Series 2016A). We repurchased and cancelled $136.7 million of our First Mortgage Bonds, Series 2014E-1 and our First Mortgage Bonds, Series 2016A with cash and short-term borrowings. See “Liquidity and Capital Resources” for more information on the tender offer.
•Short-term borrowings increased $214.5 million to $264.5 million as of September 30, 2022 compared to $50.0 million as of December 31, 2021. The increase was due to commercial paper activity during 2022 primarily related to early repurchase and cancellation of certain of our bonds.
•Accrued interest increased $17.1 million, or 66.5 percent, to $42.8 million as of September 30, 2022 compared to $25.7 million as of December 31, 2021. The increase was primarily due to accruals for interest that is due in the future of $106.1 million partially offset by interest payments of $89.0 million.
•Regulatory liabilities decreased $58.6 million, or 40.2 percent, to $87.4 million as of September 30, 2022 compared to $146.0 million as of December 31, 2021. The decrease was primarily due to the recognition of $58.3 million of previously deferred membership withdrawal income. In order to better align with our financial goals, we recognize deferred revenue and income on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2022.
•Asset retirement and environmental reclamation obligations increased $114.1 million, or 137.1 percent, to $197.4 million as of September 30, 2022 compared to $83.3 million as of December 31, 2021. The increase was due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at New Horizon Mine, additional asset retirement obligations of $32.8 million related to an update in cost estimates at the Colowyo Mine and additional asset retirement obligations of $38.4 million related to an update in cost estimates for obligations related to our ponds, ash land fill and post-closure reclamation and monitoring at various generating facilities.

Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2022, we had $107.2 million in cash and cash equivalents. Our committed credit arrangement as of September 30, 2022 is as follows (dollars in thousands):

	Authorized Amount		Available September 30, 2022
2022 Revolving Credit Agreement	$520,000	(1)	$255,000
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $235 million of the commercial paper back-up sublimit remained available as of September 30, 2022.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.125 percent as of September 30, 2022) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of September 30, 2022) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.125 percent as of September 30, 2022) based on our credit ratings.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of September 30, 2022, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of September 30, 2022, we had $265 million of commercial paper outstanding (prior to netting discounts) and $235 million available on the commercial paper back-up sublimit.
On July 13, 2022, we announced cash tender offers to purchase for cash up to $100 million aggregate principal amount of our First Mortgage Bonds, Series 2014E-1 (due 2024), our First Mortgage Bonds, Series 2014E-2 (due 2044), and our First Mortgage Bonds, Series 2016A (due 2046). The early tender offer deadline was July 26, 2022 and $100 million principal amount of our Series 2014E-1 (due 2024) bonds were tendered and accepted. We paid a total of $100.2 million in aggregate for purchase of the bonds, including early tender payments. We paid for the purchase of the bonds with available cash and short-term borrowings.
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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating activities. Net cash provided by operating activities was $125.8 million for the nine months ended September 30, 2022 compared to $170.7 million for the same period in 2021, a decrease in net cash provided by operating activities of $44.9 million. The decrease in net cash provided by operating activities was impacted by an increase in purchased power expense, higher natural gas prices, timing of payment of trade payables and lower cash deposits related to interconnection customers.
Investing activities. Net cash used in investing activities was $88.6 million for the nine months ended September 30, 2022 compared to $99.1 million for the same period in 2021, a decrease in net cash used in investing activities of $10.5 million. The decrease in net cash used in investing activities was primarily due to timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash used in financing activities was $14.1 million for the nine months ended September 30, 2022 compared to $101.4 million for the same period in 2021, a decrease in net cash used in financing activities of $87.3 million. The decrease in net cash used in financing activities was primarily due commercial paper activity during 2022 principally related to early repurchase and cancellation of certain bonds partially offset by higher principal payments of long-term debt of $136.4 million. On July 28, 2022, we completed our cash tender offer to purchase $100.0 million of our First Mortgage Bonds, Series 2014 E-1 (due 2024).
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
Changing Environmental Regulations
We are subject to extensive federal, state and local environmental requirements. These environmental laws, rules and regulations are complex and change frequently. The following is a recent development relating to environmental litigation that impacts us.
Collom Air Permit
In November 2019, the Collom air permit revision for the Collom pit at the Colowyo Mine was issued by CDPHE. In December 2019, the Center for Biological Diversity and Sierra Club filed a new case challenging the CDPHE’s issuance of the Collom air permit revision. In October 2020, the judge issued an order affirming the CDPHE’s issuance of the minor source construction air permit to Collom. The Center for Biological Diversity and Sierra Club appealed the decision to the Colorado Court of Appeals. In March 2022, the Colorado Court of Appeals affirmed the District Court's decision upholding the air permit for Collom. In May 2022, the Center for Biological Diversity and Sierra Club filed a Petition for Writ of Certiorari with the Colorado Supreme Court. We and the State of Colorado filed responses in opposition to the petition. In October 2022, the Colorado Supreme Court denied the Petition for Writ of Certiorari.
For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2021 and "Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2022.

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

Tri-State Generation and Transmission Association, Inc.

Date: November 14, 2022	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 14, 2022		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)