Form 10-K
period 2022-12-31
Tri-State Generation & Transmission Association, Inc.
filed 2023-03-10
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 333-212006
TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Colorado			84-0464189
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)
1100 West 116th Avenue
Westminster	,	Colorado	80234
(Address of principal executive offices)			(Zip Code)
(303) 452-6111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.

i

GLOSSARY
The following abbreviations and acronyms used in this annual report on Form 10-K are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
AQCC	Colorado Air Quality Control Commission
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CAISO	California Independent System Operator
CDPHE	Colorado Department of Public Health and Environment
CERCLA, or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFC	National Rural Utilities Cooperative Finance Corporation
Clean Water Act	Federal Water Pollution Control Act, as amended
CO2	carbon dioxide
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
Corps	U.S. Army Corps of Engineers
COVID-19	coronavirus disease 2019 that was declared a pandemic by the World Health Organization in March 2020
Craig Station	Craig Generating Station
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DM/NFR	Denver Metropolitan/North Front Range
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
Elk Ridge	Elk Ridge Mining and Reclamation, LLC, a subsidiary of ours
EMS	Environmental Management System
EPA	Environmental Protection Agency
Escalante Station	Escalante Generating Station
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
IRS	Internal Revenue Service
Jurisdictional PDO	our Petition for Declaratory Order on Jurisdiction under Part II of Federal Power Act, filed with FERC on December 23, 2019, EL20-16-000
kWh	kilowatt hour
LIBOR	London Interbank Offered Rate
LPEA	La Plata Electric Association, Inc.
MACT	maximum achievable control technology
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MPEI	Mountain Parks Electric, Inc.

MRO	Midwestern Reliability Organization
MW	megawatt
MWh	megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
Non-Utility Members	our non-utility members
NOX	nitrogen oxide
NRECA	National Rural Electric Cooperative Association
NRPPD	Northwest Rural Public Power District
OATT	Open Access Transmission Tariff
OSMRE	Office of Surface Mining Reclamation and Enforcement
PCB	polychlorinated biphenyl
PNM	Public Service Company of New Mexico
ppb	parts per billion
PSCO	Public Service Company of Colorado
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
RES	Renewable Energy Standard
RPS	Renewable Portfolio Standard
RS Plan	National Rural Electric Cooperative Association Retirement Security Plan
Salt River Project	Salt River Project Agricultural Improvement and Power District
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	sulfur dioxide
SPP	Southwest Power Pool, Inc.
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
TEP	Tucson Electric Power Company
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or “SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
USFWS	U.S. Fish and Wildlife Service
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members
WACM	Western Area Colorado Missouri
WAPA	Western Area Power Administration (a power marketing agency of the U.S. Department of Energy)
WECC	Western Electricity Coordinating Council
WOTUS	Waters of the United States
Yampa Project	Craig Station Units 1 and 2 and related common facilities

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward–looking statements.”  All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, business strategy, member withdraws, and development, construction, operation, or closure of facilities (often, but not always, identified through the use of words or phrases such as “will likely result,” “is expected to,” “will continue,” “is anticipated,” “estimated,” “forecasted,” “projection,” “target” and “outlook”) are forward–looking statements.
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
We are owned entirely by our 45 Members. Thirty-eight of our Members are not-for-profit, electric distribution cooperative associations. Four Members are public power districts, which are political subdivisions of the State of Nebraska. We also have three Non-Utility Members. The retail service territories of our Utility Members cover approximately 200,000 square miles and their customers include suburban and rural residences, farms and ranches, and large and small businesses and industries. Our Utility Members serve approximately 628,000 retail electric meters. Our Utility Members are the sole state-certified providers of electric service to retail (residential and business) customers within their designated service territories.
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
Cooperative Structure
A cooperative is a business entity owned by its members. As organizations acting on a not-for-profit basis, cooperatives provide or purchase property, products or services to their members on a cost-effective basis, in part by eliminating the need to produce profits or a return on equity in excess of required margins. Cooperatives generally establish rates to recover their cost and to collect a portion of revenues in excess of expenses, which constitute margins. Margins not yet distributed to members in cash constitute patronage capital, a cooperative’s principal source of equity. Patronage capital is held for the account of the members without interest and returned when the board of directors deems it appropriate to do so. The timing and amount of any actual return of capital to the members depends on the financial goals of the cooperative, current and projected capital expenditures, and the cooperative’s loan and security agreements.
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
In December 2019, we filed a set of tariff filings, including our stated rate cost of service to our Utility Members, our wholesale electric service contracts, our Bylaws, certain Board policies, market-based rate authorization, and our transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020, and recognized that we became FERC jurisdictional on September 3, 2019. FERC did not determine that our Utility Member rates and transmission service rates were just and reasonable and ordered FPA section 206 proceedings to determine the justness and reasonableness of our rates. Our rates were referred to administrative law judges to encourage settlement of material issues and to hold hearings if settlements were not reached. With the exception of four reserved issues, in August 2021, FERC approved a settlement agreement related to our Utility Member rates, including our stated rate cost of service to our Utility Members, our wholesale electric service contracts, our Bylaws, and certain Board policies. Pursuant to the settlement agreement, we have agreed to file a new rate schedule to our Utility Members after May 31, 2023. In addition, in March 2022, FERC approved a settlement agreement related to our transmission service rates. See "— RATE REGULATION" and "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.

In 2020, we filed our buy-down payment methodology for a Class A - utility full requirements member to become a Class B - utility partial requirements member. FERC accepted our buy-down payment methodology, subject to refund. FERC referred it to FERC's hearing and settlement procedures. In December 2022, FERC rejected a proposed settlement agreement that we filed in April 2022 related to our buy-down payment methodology because United Power contested it. A hearing on our buy-down payment methodology is scheduled to start on October 24, 2023.
In September 2021, we filed our modified contract termination payment methodology associated with a Utility Member terminating its wholesale electric service contract with us. FERC accepted our modified contract termination payment methodology, subject to refund. FERC set the matter for hearing and instituted a FPA section 206 proceeding to determine the justness and reasonableness of our modified contract termination payment methodology. A hearing on our modified contract termination payment methodology occurred in May 2022 and in September 2022, the administrative law judge issued an initial decision. Exceptions to the initial decision were filed by various parties, including us, and the matter is now pending before the Commissioners of FERC for a decision. We have received notices from three of our Utility Member of their intent to withdraw from membership in us and terminate their respective wholesale electric service contract. United Power and NRPPD provided us notices in April 2022, with a May 1, 2024 withdrawal effective date. MPEI provided us a notice in January 2023, with a February 1, 2025 withdrawal effective date. See " — MEMBERS – Relationship with Members."
Responsible Energy Plan
In January 2020, we announced our Responsible Energy Plan, which will advance our clean energy transition. Some of the highlights of the Responsible Energy Plan include:
•eliminating all emissions from our coal-fired generating facilities in Colorado and New Mexico by 2030;
•by 2025, 50 percent of the electricity our Utility Members use is expected to come from clean energy sources;
•more local renewables for Utility Members through contract flexibility;
•promoting participation in a regional transmission organization; and
•expanding electric vehicle infrastructure and beneficial electrification.
Power Supply and Transmission
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases. We own, lease, have undivided percentage interests in, or have long-term purchase contracts with respect to various generating facilities. As of December 31, 2022, our diverse generation portfolio provides us with maximum available power of 4,355 MWs and is summarized in the table below:

Generation Portfolio (as of December 31, 2022)	Capacity	Percentage
	(MW)	(%)
Coal-fired base load facilities	1,551	36
Renewables-contracts, including WAPA	1,366	31
Gas/oil-fired facilities	822	19
Other contracts, including Basin	616	14
We have also executed six solar-based power purchase contracts totaling 735 MWs for facilities that are expected to achieve commercial operation in 2024. In January 2020, we announced the early retirement of Craig Station by 2030. In January 2022, we reached a comprehensive settlement agreement related to our Revised Preferred Plan filed with the COPUC in connection with Phase I of our 2020 Electric Resource Plan that sets emissions reduction targets for our wholesale electricity sales in Colorado that became effective on April 18, 2022. In May 2022, Phase II of our 2020 Electric Resource Plan was initiated with the issuance of a request for proposals for new renewable, storage, and hybrid technology resources for 2025-2026 emission-free generation. Phase II modeling filed with the COPUC in February 2023 indicates selection of 200 MWs of new wind resources for 2026, subject to COPUC approval. See "— POWER SUPPLY RESOURCES" and "PROPERTIES" for a description of our long-term purchase contracts and our generating facilities, including retirements of our generating facilities, and our resource plan.

After the retirement of Craig Station Unit 1 and the addition of new renewable generating resources, as of December 31, 2027, we anticipate our generation portfolio to be the following:

Anticipated Generation Portfolio (as of December 31, 2027)	Capacity	Percentage
	(MW)	(%)
Renewables-contracts, including WAPA (1)	2,476	46
Coal-fired base load facilities	1,449	27
Gas/oil-fired facilities	822	15
Other contracts, including Basin	616	12
_____________________________________
(1)200 MWs of resource needed through 2027, based upon our Revised Preferred Plan modeled in Phase II of our 2020 Electric Resource Plan.
In addition to our diverse generation portfolio, as permitted by our wholesale electric service contracts with our Utility Members, as of December 31, 2022, our Utility Members own or control through long-term purchase power contracts approximately 131 MWs of operating distributed or renewable capacity that is used to deliver energy to our Utility Members’ customers.
We transmit power to our Utility Members through resources that we own, lease or have undivided percentage interests in, or by wheeling power across lines owned by other transmission providers. We have ownership or capacity interests in approximately 5,849 miles of transmission lines and own or have major equipment ownership in 422 substations and switchyards. See "PROPERTIES" for a description of our transmission facilities.
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
We are committed to providing a respectful, safe and welcoming workplace where all employees’ unique ideas and experiences are recognized. We facilitate this environment through open, honest communication and compliance with our Ethical Conduct and Conflict of Interest program. As we move toward a sustainable future, we are also working toward a diverse, equitable and inclusive culture for our current and future employees.
We recognize employee safety and health as a corporate value that is at the core of how we do business. We believe injuries and illness are preventable and have committed to supporting our employees with the tools, knowledge and empowerment to complete their work safely and successfully. We regularly review our safety and health programs and implement actions with the goal of continually improving our safety and health performance.
Our average employee tenure across our organization was 11 years. In 2022, our turnover was 16.8 percent, an increase from 15.4 percent in 2021. Retirements accounted for 4.9 percent of the turnover, and a reduction in force accounted for 3.2 percent of the turnover.
Including our subsidiaries, as of December 31, 2022, we employed 1,105 people, of which 215 were subject to collective bargaining agreements. As of December 31, 2022, none of these collective bargaining agreements will expire within one year. In 2022, our number of employees decreased by approximately 7 percent due to cost reduction efforts and other factors. Since 2016, our number of employees has decreased by approximately 30 percent due to the closure of certain facilities, cost reduction efforts and other factors. We expect the number of employees to further decrease materially by 2030 with the closure of additional facilities by 2030. We supplement our workforce as needed through use of contingent workers.
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
We also currently have three Non-Utility Members: Ellgen Ranch Company, MIECO, Inc., and Olson’s Greenhouses of Colorado, LLC. Ellgen Ranch Company is located in Colorado and is a party to ranch leases with Colowyo Coal. MIECO, Inc. is a California-based company that markets natural gas nationwide and is a major supplier of gas to our natural gas-fired generating facilities. Olson’s Greenhouses of Colorado, LLC is headquartered in Utah and conducts business in Colorado. Olson’s Greenhouses of Colorado, LLC has a contract to purchase thermal energy from us and reuses the waste steam that is generated from the J.M. Shafer Generating Station to heat its greenhouses.

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
Our Bylaws allow our Board to establish one or more classes of membership in addition to the all-requirements class of membership. However, the representation on our Board of any additional classes of membership would be determined by a vote of the Members at a membership meeting. In 2019, our Board established a non-utility membership class and authorized entering into membership agreements with Non-Utility Members. Non-Utility Members, as set forth in the membership agreements with such Non-Utility Members, have a right to vote at membership meetings, have rights to patronage capital, and have rights to liquidation proceeds, but have waived and have no right to representation on our Board. The non-utility membership class is intended to consist of entities that do not purchase power and energy from us and do not operate electric distribution systems. Our Bylaws limit the number of Non-Utility Members to no greater than ten. We currently have three Non-Utility Members. We may add new members in the future.
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
Wholesale Electric Service Contracts (Full Requirements) - Class A members
Our revenues are derived primarily from the sale of wholesale electric service to our Utility Members pursuant to long‑term contracts. These substantially similar contracts with our 42 Utility Members extend through 2050. The wholesale electric service contracts are subject to automatic extension thereafter until either party provides at least two years’ notice of its intent to terminate. Each contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive from us, at least 95 percent of the power it requires for the operation of its system, except for sources such as photovoltaic cells, fuel cells, or others that are not connected to such Utility Member’s distribution or transmission system. Each Utility Member may elect to provide up to 5 percent of its requirements from distributed or renewable generation owned or controlled by the Utility Member. As of December 31, 2022, 21 Utility Members have enrolled in this program with capacity totaling approximately 141 MWs of which 131 MWs are in operation. We estimate that in 2022 over a third of the energy our Utility Members used came from clean sources. See also "— MEMBERS – Responsible Energy Plan" for a description of our clean energy transition.
Our Utility Members’ demand for energy is influenced by seasonal weather conditions. Historically, our peak load conditions have occurred during the months of June through August, when irrigation load is the highest. Our summer peak load conditions depend on summer temperatures and the amount of precipitation during the growing season (generally May through September). Relatively higher summer or lower winter temperatures tend to increase the demand and usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces the demand and usage of electricity because heating, air conditioning and irrigation systems are operated less frequently.

The table below shows our Utility Members’ aggregate coincident peak demand for the years 2018 through 2022 and the amount of energy that we supplied them. Our Utility Members’ 2022 peak demand increased 3.3 percent compared to 2021 and the annual amount of energy we sold to our Utility Members in 2022 increased 5.4 percent compared to 2021.

Year	Utility Members' Peak Demand (MW)	(1)	Amount of Energy Sold (MWh)	(1)
2022	3,071		16,525,315
2021	2,974		15,676,830
2020	2,896		15,884,777
2019	3,009		16,412,525
2018	2,974		16,384,415
_____________________________________
(1)Includes peak demand of and energy sales to Delta-Montrose Electric Association through June 30, 2020.
Subject to certain force majeure conditions, we are required under the wholesale electric service contracts to use reasonable diligence to provide a constant and uninterrupted supply of electric service to our Utility Members. If our generation and other sources of supply are inadequate to serve all of our Utility Members’ demand and we are unable to secure additional sources of supply, we are permitted to interrupt service to our Utility Members in accordance with a written policy established by our Board. We are currently able to provide all the requirements of our Utility Members and intend to construct the necessary facilities or make other arrangements to continue to do so.
The wholesale electric service contracts we have with our Utility Members provide that our Utility Members shall pay us for electric service at rates and on the terms and conditions established by our Board at levels sufficient to produce revenues, together with revenues from all other sources, to meet our cost of operation, including reasonable reserves, debt and lease service, and development of our equity. See "— RATE REGULATION." Our Utility Members are obligated to pay us monthly for the power, energy and transmission service we supply to them. Revenue from one Utility Member, United Power, comprised 18.4 percent of our Utility Member revenue and 14.7 percent of our operating revenue in 2022. No other Utility Member exceeded 10 percent of our Utility Member revenue or our operating revenue in 2022. Payments due to us under the wholesale electric service contracts are pledged and assigned to secure the obligations secured under our Master Indenture. A Utility Member cannot resell at wholesale any of the electric energy delivered to it under the wholesale electric service contract, unless such resale is approved by our Board or provided for in a schedule to the wholesale electric service contract.
The wholesale electric service contracts also provide for us to establish a committee every 5 years to review the wholesale electric service contracts for the purposes of making recommendations to our Board concerning any suggested modifications. The last contract committee regularly met in 2019 and into the first part of 2020 to discuss alternative contracts for our Utility Members, including partial requirements contracts. As part of the contract committee considering alternative contracts with our Utility Members, our Board also authorized the contract committee to consider alternative methods to determine the amount a Utility Member must pay to terminate its wholesale electric service contract and withdraw from membership. The contract committee, consisting of a representative from each Utility Member, recommended to our Board the community solar program, the partial requirements structure, including the buy-down payment methodology, and the methodology to calculate a contract termination payment.
The community solar program provides for a Utility Member to own or control, through a power purchase agreement, a solar photovoltaic generation project that is intended to be marketed by the Utility Member under subscription arrangement to the Utility Member's retail customers. The community solar program is in addition to the 5 percent self-supply provision of the wholesale electric service contracts. Each Utility Member is eligible for community solar projects up to, in aggregate, the lesser of 4.6 million kWhs or 2 percent of such Utility Member’s 2018 energy sales from us. The community solar program, if acted upon by all Utility Members, would be approximately 64 MWs of new community solar projects. As of December 31, 2022, one Utility Member has enrolled in this program. The community solar program is one of the four reserved issues as part of the settlement agreement related to our Utility Member stated rate. The initial decision by an administrative law judge in May 2022 related to our community solar program determined that such program was unduly discriminatory because it advantaged small Utility Members to the disadvantage of larger Utility Members. We have filed exceptions related to this matter and the matter is now pending before the Commissioners at FERC for consideration.
We and our Utility Members are subject to regulations issued by FERC pursuant to PURPA with respect to the purchase of electricity from, and the sale of electricity to, qualifying facilities and co‑generators. Our Board policy sets forth the terms for us to bill the Utility Member for fixed cost equalization to make up for the lost revenue that we forego as a result of the qualifying facilities sales to the Utility Member in excess of the 5 percent self-supply provision of the wholesale electric service contract. As part of the waiver program approved by FERC involving us and 30 of our Utility Members, we will purchase capacity and energy from qualifying facilities that interconnect to distribution systems of those Utility Members who are participating in the waiver program. We will make such purchase at a rate equal to our full avoided cost. As part of the waiver program, those participating Utility Members will sell supplementary, back-up, and maintenance power to the qualifying facilities.
Wholesale Electric Service Contracts (Partial Requirements) - Class B members
Our Board has established the Class B - utility partial requirements membership class and the structure of a partial requirements contract. The partial requirements structure includes holding an "open season" for Utility Members to choose to enter into a partial requirements contract with us. The "open season" would permit Utility Members collectively to self-supply up to 300 MWs, approximately 10 percent of our Utility Members’ peak demand. Under the new partial requirements membership construct, Utility Members can request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the "open season," in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. During our initial "open season" partial requirements nomination period that was completed in May 2021, three Utility Members nominated and were allocated an aggregate of 203 MWs of self-supply. In January 2022, our Board approved an extension of the initial "open season" to offer the remaining 97 MWs of the 300 MWs of self-supply to the Utility Members who did not participate in 2021. During our extension of the initial "open season" partial requirements nomination period that was completed in May 2022, three additional Utility Members were allocated an aggregate of 97 MWs of self-supply. No Utility Member has executed a partial requirement contract or become a Class B member. FERC approval will be required for each partial requirements contract.
The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. Our Board approved a buy-down payment methodology for a Class A member to become a Class B member. Such methodology was filed with and accepted by FERC in 2020, subject to refund. FERC referred it to FERC’s hearing and settlement judge procedures. In April 2022, we filed a proposed settlement agreement for approval with FERC related to our buy-down payment methodology. Only United Power filed comments opposing the proposed settlement agreement. In December 2022, FERC issued an order rejecting the contested settlement and set the matter for hearing. In January 2023, we, along with five of our Utility Members that were parties to the settlement agreement, filed a request for rehearing with FERC regarding its rejection of the proposed settlement and requested FERC to approve the proposed settlement agreement. Such request for rehearing was denied by operation of law by FERC in February 2023. A hearing before an administrative law judge at FERC on our buy-down payment methodology is scheduled to start on October 24, 2023.
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
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In April 2020, our Board approved a methodology to calculate a contract termination payment designed to leave remaining Utility Members in the same economic position after a Utility Member terminates its wholesale electric service contract as the remaining Utility Members would have been had the Utility Member not terminated the contract. In June 2020, FERC accepted our contract termination payment methodology, subject to refund, and referred it to FERC’s hearing and settlement judge procedures. United Power filed a petition for review with the D.C. Circuit Court of Appeals related to FERC’s acceptance of the contract termination payment methodology and the court dismissed such petition for review in December 2022.
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
A hearing on our modified contract termination payment methodology occurred in May 2022 before an administrative law judge at FERC. We, United Power, certain of our Utility Members, other parties, and FERC trial staff all presented different contract termination payment methodologies or adjustments thereto. In September 2022, the administrative law judge issued an initial decision, which determined that the different contract termination payment methodologies by United Power, certain of our other Utility Members, and us were not just and reasonable. The administrative law judge endorsed the FERC trial staff methodology, with significant adjustments suggested by us. The administrative law judge's initial decision favorably discusses the concept of rate-neutrality to our remaining Utility Members and stated that the FERC trial staff's proposal, with our recommended changes, "appears to achieve an exit fee close to that of" our debt covenant obligation set forth in our contract termination payment methodology tariff. The judge's initial decision does not include a contract termination payment number. In October 2022, we, United Power, certain other Utility Members, and other parties filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions are pending before the Commissioners of FERC for a decision.
Three of our Utility Members, in December 2021, provided us conditional notices of their intent to withdraw from membership in us, including United Power and NRPPD, with a January 1, 2024 withdrawal effective date. We filed certain answers to these conditional notices with FERC explaining that conditional notices are defective under the contract termination payment tariff and therefore a nullity. In April 2022, FERC issued an order agreeing with our position that conditional notices are not permitted under our contract termination payment tariff and the conditional notices are invalid.
In April 2022, both United Power and NRPPD provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, MPEI provided us a notice to withdraw from membership in us, with a February 1, 2025 withdrawal effective date.
In February 2023, we filed with FERC for acceptance a revision to our modified contract termination payment methodology tariff to facilitate the orderly and timely withdrawal of a Utility Member, including the execution of a withdrawal agreement by us and the withdrawing Utility Member. Our filing is intended to reduce the uncertainty that a Utility Member will actually withdraw, without unnecessarily discouraging Utility Member withdrawals. The filing also provides certainty for us, in the form of limited protections, including cost reimbursement, in the event a withdrawing Utility Member is unwilling or unable to complete its withdrawal from us.
In July 2021, United Power's first amended complaint for declaratory judgement and damages against us and our Non-Utility Members was deemed filed alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our Bylaws and our wholesale electric service contract with United Power. The first amended complaint also asserts that our addition of the Non-Utility Members violated Colorado law. In March 2022, the court dismissed some of the claims against us in response to our July 2021 partial motion for summary judgement. In April 2022, we filed our answer to the remaining claims. A jury trial is scheduled for June 2023. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.

Responsible Energy Plan
In January 2020, we released our energy transition plan known as our Responsible Energy Plan. With our Responsible Energy Plan, we are implementing a clean energy transition while being responsible to our employees, Members, communities, and environment. The plan was developed with input from our Board, our Utility Members and external stakeholders. Our plan is dynamic and will change as Utility Members’ needs change, new technologies become available and market conditions evolve. In 2022, we saw upheaval from inflation, solar panel tariff uncertainty and disruption of supply chains for critical infrastructure; but despite the challenges, Tri-State and our Utility Members have continued to make progress in our energy transition. Over the past three years, we have made great strides implementing the plan and have set new goals beyond those identified in January 2020. The elements of our plan and progress highlights from 2022 are below:
•Reduce emissions – We retired Escalante Station in 2020 and have announced the retirement of Craig Station by 2030. In Colorado, by 2030 and relative to 2005 levels, we are targeting a 100 percent reduction in CO2 emissions from our owned coal generation, a 90 percent reduction in CO2 emissions across generation we own or operate, and an 80 percent reduction in CO2 emissions associated with state wholesale electric sales.
◦Progress in 2022: We established our glidepath to reduce emissions associated with wholesale electricity sales in Colorado relative to a 2005 baseline by 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030. Rifle Generating Station, our 85 MW combined-cycle natural gas power plant, was retired in September 2022.
•Increase clean energy – Between 2019 and 2025, we expect to bring over 1,000 MWs of utility scale wind and solar projects online, doubling our system to over 2,000 MWs. By 2030, our goal is that 70 percent of the energy supplied to Utility Members system-wide will be from clean sources.
◦Progress in 2022: We achieved an hourly renewable penetration record of 66 percent. We issued a request for proposals for renewable, storage and hybrid resources for 2025 or 2026. We received COPUC approval to build new transmission lines and other transmission upgrades that will support connecting a maximum of 700 MWs of renewable capacity and improve system reliability.
•Extend clean grid benefits – We are expanding programs to help our Utility Members’ rural consumers save money and energy while cutting emissions through use of electric vehicles, energy efficiency, beneficial electrification and other initiatives.
◦Progress in 2022: We launched an energy innovations team to develop pathways for consumers to reduce their energy burden and emissions. We established incremental annual energy efficiency savings targets for our Colorado Utility Members' load and initiated development of a demand response platform to control at least 4 percent of Colorado Utility Member peak load by 2025. Since 2020, our electric vehicle infrastructure program has supported Utility Member installations of nearly 1,000 electric vehicle chargers, including 33 DC fast chargers.
•Increase member flexibility – We have been working together with our Utility Members to develop a more flexible contract structure so they can self-supply more power than ever before.
◦Progress in 2022: Through our extension of our “open season,” we allocated an additional 97 MWs of requested self-supply capacity to three additional Utility Members, with a total allocation of 300 MWs to six Utility Members. We filed a proposed settlement agreement with FERC on partial requirements memberships and are continuing to work to implement this option.
•Employee and community support – Our efforts include retraining and transition support for employees affected by facility retirements and working with impacted communities to find meaningful economic development opportunities. We also work with local, state and federal leaders to support a just transition from coal.
◦Progress in 2022: With state and local leaders, we worked to hire a facilitator to guide discussions to explore community assistance opportunities for the City of Craig and Moffat County, in preparation for the retirement of Craig Station by 2030. We continued collaboration with partners to advance opportunities to retain employment and revenue in transitioning communities through co-location of clean energy projects at power plants, including by responding to federal requests for information.
•Other elements – As we implement our Responsible Energy Plan, our goal is to maintain affordable rates for Utility Members in all states. We are also continuing to promote participation in a regional transmission organization in the West to reliably, efficiently, and cost-effectively integrate more renewables into the grid, and are striving for 100 percent clean energy in Colorado by 2040.
◦Progress in 2022: We reduced wholesale rates to our Utility Members by an additional 2 percent in March 2022 following a previous 2 percent wholesale rate reduction in 2021. We collaborated with federal and state government, cooperatives, and other stakeholders to develop cooperative clean energy provisions in the Inflation Reduction Act, resulting in over $15 billion in funding options and direct pay tax credits.

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
Eastern and Western Interconnection
North America is comprised of three major power grids, including the Western Interconnection and the Eastern Interconnection. The Western and Eastern Interconnection operate almost independently of each other with multiple direct current ties between the two grids. We have transmission facilities and serve our Utility Members’ load in both the Western and Eastern Interconnection. Approximately 5.2 percent of our total load is located in the Eastern Interconnection. Our generating facilities are located in the Western Interconnection and generally isolated from our Utility Members’ load in the Eastern Interconnection. We purchase, under a long-term purchase contract with Basin, all the power which we require to serve our Utility Members’ load in the Eastern Interconnection. See "— POWER SUPPLY RESOURCES — Purchased Power."
Competition
In accordance with state regulations, our Utility Members have exclusive rights to provide electric service to retail customers within designated service territories. States in which our Utility Members’ service territories are located have not enacted retail competition legislation. Federal legislation could mandate retail choice in every state. Our Utility Members are subject to customer conservation and energy efficiency activities, as well as initiatives to utilize alternative energy sources, including self-generation, or otherwise bypass our Utility Members’ systems. Our Utility Members are also subject to competition for attracting new load as potential customers may locate their facilities in our Utility Member’s designated service territory or the service territory of a neighboring utility.
In 1992, we entered into an agreement expiring in December 2025 with PSCO and PacifiCorp, two of the principal investor-owned utilities adjacent to our Utility Members’ service territories in Wyoming and Colorado, that provides, among other things, that each of PSCO, PacifiCorp and us will:
•not make any hostile or unfriendly attempt to acquire or take over any stock or assets of any member served by another party to the agreement;
•respect all certificates of convenience and necessity and not attempt to serve any consumers within another’s certified area; and
•seek to preserve territorial boundaries when threatened by municipal annexations.
We and our Utility Members are subject to competition from third party energy remarketing companies. Energy remarketing companies are targeting our Utility Members and the communities our Utility Members serve by claiming to be able to offer lower priced and cleaner wholesale electric power. This includes assisting our Utility Members in seeking to withdraw from membership in us and financing the withdrawal payment by our Utility Members. It also includes assisting some municipalities and tribes that our Utility Members serve by helping them create electric utilities.
RATE REGULATION
New Rate Developments
In August 2021, FERC approved our settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power being a settling party, the settlement resolved all issues set for hearing and settlement procedures related to our Utility Member rates. Three of the reserved issues are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings.
A hearing on the four reserved issues occurred in March 2022 before an administrative law judge at FERC and an initial decision was issued by an administrative law judge in May 2022. On the three reserved issues that will have a prospective effect only, the initial decision provides that we must also unbundle in our bills to our Utility Members our transmission costs, including ancillary services and other costs, and, in our future rate filings, we must directly assign to our Utility Members the costs of radial facilities that do not meet FERC's standards for being included in our rolled-in transmission demand rate. In addition, the initial decision provided that our Board policy for our community solar program was unduly discriminatory because it advantaged small Utility Members to the disadvantage of larger Utility Members. With regard to the reserved issue regarding transmission demand charges applicable to certain electric storage resources, the initial decision agreed with our Board policy of billing Utility Members for the transmission demand costs that includes all of a Utility Member's transmission demand, including such Utility Member's electric storage resource. We, United Power, and certain other Utility Members filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions are now pending before the Commissioners of FERC for a decision on the four reserved issues. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
In December 2021, we filed with FERC our triennial market power update related to our market-based rate authority applicable to the PSCO, PNM and WACM balancing authority areas. FERC instituted a FPA section 206 proceeding related to our market-based rate authority in the WACM balancing authority area and established a refund effective date of March 7, 2022 for market-based sales after such date. In April 2022, we responded to FERC. In September 2022, FERC issued a decision that revoked our market-based rate authorization in the WACM balancing authority area. Such revocation means that we cannot sell power in the WACM balancing authority area to non-members at bilaterally negotiated “market-based” rates. The order further required us to refund any revenue from power sales in the WACM balancing authority area to non-members on or after March 7, 2022 in excess of the cost-based rates. As required by FERC, in December 2022, we distributed to the applicable non-members refunds with applicable interest. In December 2022, we also filed a cost-based rate tariff with FERC for our sales in the WACM balancing authority area and such cost-based rate tariff was used to calculate the amount refunded. Due to materials changes in information since our April 2022 response, in December 2022, we filed with FERC an application for market-based rate authorization in the WACM balancing authority area. In February 2023, FERC accepted our cost-based rate tariff. Our market-based rate authorization in the WACM balancing authority area is pending with FERC. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
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
We provide wholesale electric power to non-members at contractual rates under long-term arrangements and at market prices in short-term transactions in the PSCO and PNM balancing authority areas, subject to FERC market-based rate authority. In December 2022, we filed a cost-based rate tariff with FERC for our sales in the WACM balancing authority area and we also filed with FERC an application to re-authorize our market-based rate authorization in the WACM balancing authority area. In February 2023, FERC accepted our cost-based rate tariff.
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
As part of the FERC approved settlement agreement, commencing March 1, 2022, the charges making up our Class A rate schedule decreased by an additional 2 percent until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect.
A rate design committee consisting of a representative from each Utility Member developed a new rate design to our Utility Members that will be recommended to our Board. We expect to file with FERC a new rate schedule to our Utility Members in the summer of 2023.
Rate Policy
Under the Master Indenture, we are required to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis, and we are also required to maintain an ECR of at least 18 percent at the end of each fiscal year. Our Board has adopted a Board Policy for Financial Goals and Capital Credits, subject to change or waiver by our Board, which currently targets rates payable by our Utility Members to produce financial results above the requirements of our Master Indenture. Our management proposes rates that are expected to adequately recover our annual Utility Member revenue requirements contingent upon load projections and a budget approved annually by our Board. Our Board reviews the budget and our underlying rates on an annual basis in accordance with our financial goals and rate objectives, and in accordance with the financial covenants contained in our debt instruments. The Master Indenture also requires that we review rates promptly at any point during the year upon any material change in circumstances which was not contemplated during the annual review of Utility Member rates. Any rate changes will be filed at FERC for their acceptance.
The following table shows our average Utility Member revenue/kWh for the years 2018 through 2022. The average Utility Member revenue/kWh is our total Utility Members’ electric sales revenue in a given year divided by the total kilowatt hours sold to our Utility Members in that given year. The average Utility Member revenue/kWh does not represent the actual energy and demand rate components established by our Board and paid by our Utility Members for the years 2018 through 2022.

Year	Average Utility Member Revenue (Cents/kWh)
2022	7.342
2021	7.408
2020	7.531
2019	7.547
2018	7.543
Other FERC Regulation
In addition to FERC's jurisdiction over our wholesale rates to our Utility Members, cost-based rate tariff and market-based rate authority, FERC also regulates the issuance of securities and assumption of liabilities by us, as well as mergers, consolidations, the acquisitions of securities of other utilities, and the disposition of property subject to FERC jurisdiction. Under FERC regulations, we are prohibited from selling, leasing, or otherwise disposing of the whole of our facilities subject to FERC jurisdiction, or any part of such facilities having a value in excess of $10 million without having FERC approval. We are also required to seek FERC approval prior to merging or consolidating our facilities with those of any other entity having a value in excess of $10 million. FERC also regulates certain of our transmission and generation operations, including reliability, transmission of electricity, and transmission planning. See "— TRANSMISSION."
POWER SUPPLY RESOURCES
We provide electric power to our Utility Members through a combination of generating facilities that we own, lease, or have undivided percentage interests in, and through the purchase of electric power pursuant to power purchase contracts and purchases on the open market.
In 2022, 54.3 percent of our energy available for sale was provided by our generation and 45.7 percent by purchased power. We expect the amount of energy we purchase to increase in the future with the closures of our coal-fired base load facilities and the increasing amount of renewable power purchase contracts. We estimate that in 2022 over a third of the energy our Utility Members used came from clean sources. We estimate that by 2025, 50 percent of the energy our Utility Members use will come from clean sources.

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
Generating Facilities
We own, lease, have undivided percentage interests in, or have tolling arrangements with respect to 1,551 MWs from coal-fired base load facilities and 822 MWs from gas/oil-fired facilities. See "PROPERTIES" for a description of our various generating facilities.
In September 2016, we announced that the owners of Craig Station Unit 1 intend to retire Craig Station Unit 1 by December 31, 2025, which includes our 102 MW share from such unit. In January 2020, we announced that our Board approved the early retirement of Craig Station Units 2 and 3. Our share of Craig Station Unit 2 is 98 MWs. We and the other joint owners of Craig Station Unit 2 intend to retire Craig Station Unit 2 by September 30, 2028. We own and operate the 448 MW Craig Station Unit 3 and we intend to retire Craig Station Unit 3 by December 31, 2029. The early retirement of Craig Station is expected to impact approximately 175 employees.
In April 2022, we made a filing with the COPUC for the retirement of our 85 MW natural gas-fired, combined-cycle Rifle Generating Station. In July 2022, we filed a settlement agreement with interested stakeholders supporting the retirement of Rifle Generating Station. In September 2022, the administrative law judge for the COPUC recommended approval of the settlement agreement for our Rifle Generating Station, which was retired on September 30, 2022.
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

Facility Name	Location	Counterparty	Energy Source	Capacity (MW)	Year of Commercial Operation		Year of Contract Expiration
Alta Luna Solar	New Mexico	TPE Alta Luna, LLC	Solar	25	2017		2042
Axial Basin Solar	Colorado	Axial Basin Solar, LLC	Solar	145	2024	(1)	2039	(2)
Carousel Wind Farm	Colorado	Carousel Wind Farm, LLC	Wind	150	2016		2041
Cimarron Solar	New Mexico	Southern Turner Cimarron I, LLC	Solar	30	2010		2035
Colorado Highlands Wind	Colorado	Colorado Highlands Wind, LLC	Wind	94	2012		2032
Coyote Gulch Solar	Colorado	Coyote Gulch Solar, LLC	Solar	140	2024	(1)	2039	(2)
Crossing Trails Wind	Colorado	Crossing Trails Wind Power Project, LLC	Wind	104	2021		2036
Dolores Canyon Solar	Colorado	Dolores Canyon, LLC	Solar	110	2024	(1)	2039	(2)
Escalante Solar	New Mexico	Escalante Solar, LLC	Solar	200	2024	(1)	2041	(2)
Kit Carson Windpower	Colorado	Kit Carson Windpower, LLC	Wind	51	2010		2030
Niyol Wind	Colorado	Niyol Wind, LLC	Wind	200	2021		2041
San Isabel Solar	Colorado	San Isabel Solar LLC	Solar	30	2016		2041
Spanish Peaks Solar I	Colorado	Spanish Peaks Solar, LLC	Solar	100	2024	(1)	2039	(2)
Spanish Peaks Solar II	Colorado	Spanish Peaks II Solar, LLC	Solar	40	2024	(1)	2039	(2)
Twin Buttes II Wind	Colorado	Twin Buttes Wind II, LLC	Wind	75	2017		2042
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
Effective December 1, 2021 through December 31, 2023, WAPA increased the Salt Lake City Area Integrated Projects capacity and energy rates by approximately 8 percent as well as decreased the capacity and energy allocations due to the drought impact in the southwest United States on hydro generation and replacement purchased power cost projections. WAPA moved from a seasonal notice of allocations to a quarterly notice of allocations due to the uncertainty of future hydro generation capability. In 2022, our WAPA capacity allocations were reduced by 37 percent and energy allocations were reduced by 33 percent as compared to our full entitlement in 2021. Capacity allocations for the first quarter of 2023 increased by nearly 14 percent over the first quarter of 2022, while energy allocations for the first quarter of 2023 decreased by nearly 14 percent over the same period. We expect similar quarterly capacity increases as compared to 2022 levels for the remainder of 2023 while energy allocations are expected to be comparable to 2022.
Basin. In 2017, we entered into two new amended and restated wholesale power contracts with Basin. The new wholesale power contracts amended and restated a 1975 wholesale power contract with Basin and separated the prior 1975 wholesale power contract into two wholesale power contracts: one for the Western Interconnection and one for the Eastern Interconnection.
The wholesale power contract for the Eastern Interconnection provides the terms under which we purchase in the Eastern Interconnection all the power which we require to serve our Utility Members’ load in the Eastern Interconnection. The Utility Members’ peak load in the Eastern Interconnection in 2022 was approximately 348 MWs.
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
Other. In 2016, we entered into a five–year reciprocal contract with PNM to sell PNM 100 MWs of power, contingent on the operation of Springerville Unit 3, and purchase from PNM 100 MWs of power, contingent on the operation of PNM’s San Juan Generating Station Unit 4. In 2021, PNM provided us notice to terminate this 2016 contract at the end of May 2022 due to the planned retirement of San Juan Generating Station Unit 4. In May 2022, we entered into a new similar reciprocal contract with PNM that started in June 2022 and terminated in September 2022 because of the delayed retirement of San Juan Generating Station Unit 4. These contracts with PNM reduced our amount of needed operating reserves and reduced the amount of power we needed to purchase in the event of a forced outage of Springerville Unit 3. The net of the sales revenue and purchased power costs under these contracts is included in purchased power expense on our consolidated statements of operations.
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
Power Sale Contracts
We have a long-term power sales contract to sell Salt River Project 100 MWs of power, contingent on the operation of Springerville Unit 3, which expires in August 2036. In 2022, we also had reciprocal contracts to sell PNM 100 MWs of power, contingent on the operation of Springerville Unit 3 with one contract that terminated in May 2022 and another that started in June 2022 and terminated in September 2022. See "— POWER SUPPLY RESOURCES – Purchased Power."
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
Energy Imbalance Markets
On February 1, 2021, SPP launched the Western Energy Imbalance Service market with eight utilities participating, including us. The Western Energy Imbalance Service market generally covers our load and resources in western and northeastern Colorado, western Nebraska located in the Western Interconnection, and the eastern half of Wyoming. The market centrally dispatches energy from these participants through the region every five minutes. In January 2022, PSCO announced that it plans to join the Western Energy Imbalance Service market commencing in April 2023. This will cover all our load and resources within the PSCO balancing authority area, which is approximately 20 percent of our load.
In April 2021, PNM joined as an EIM entity in the CAISO Western Energy Imbalance Market. This affects our load and resources within the PNM balancing authority area which is all our load and resources in New Mexico. We have registered with CAISO as a participating scheduling coordinator, and registered our New Mexico resources and Springerville Unit 3 generation as participating resources with CAISO, in order for our generation to participate in this imbalance market. We have had Utility Member load in the CAISO Western Energy Imbalance Market since it began in 2015 with our small amount of load in the PacifiCorp balancing authority area.
Our load and transmission facilities in the Eastern Interconnection, largely in Nebraska, have been in the SPP regional transmission organization since 2016. Upon PSCO joining the Western Energy Imbalance Service market, we will have all our load in organized markets.
We continue to explore options to participate in a regional transmission organization in the Western Interconnection. We, together with Basin, WAPA, Municipal Energy Agency of Nebraska, Deseret Power Electric Cooperative, Colorado Springs Utilities, and Platte River Power Authority, continue discussions for participation in SPP's regional transmission organization in the Western Interconnection. In July 2021, SPP's board of directors approved the terms and condition for an expansion of SPP's regional transmission organization in the Western Interconnection. In January 2023, SPP's board of directors extended the acceptance period of the terms and conditions until July 1, 2023, by which the parties would need to execute a commitment agreement. We believe a Western Interconnection regional transmission organization is necessary to achieve the full benefits of organized markets and to meet future state carbon goals.
Resource Planning
We continually evaluate potential resources required to serve the long-term requirements of our Utility Members. As part of our approach to resource planning, we evaluate various resource options, including the construction of new resources and long-term power purchase contracts. In evaluating future portfolio additions, we monitor market conditions, tax credit expiration schedules, impacts of current resources on reliable system operations and the operation of existing generation assets, transmission system capacity, our potential participation in a regional transmission organization in the Western Interconnection, and the regulatory requirements for meeting Electric Resource Plan rules, RPS and RES and other state laws and goals regarding reductions in CO2 emissions.
In 2019, Colorado legislation was signed that requires us to file and obtain COPUC approval for our electric resource plan where the social cost of CO2 emissions associated with our plan is a consideration, along with other factors. The process includes a Phase I and Phase II process. Our first Phase I Electric Resource Plan under the COPUC rules was filed with the COPUC in December 2020, which contained our Preferred Plan. In September 2021, we submitted the results of modeling additional Electric Resource Plan scenarios including our Revised Preferred Plan. In January 2022, we reached an unopposed comprehensive settlement agreement with the majority of intervening parties to the proceeding. In March 2022, the administrative law judge for the COPUC recommended approval of the settlement agreement and the approval became effective in April 2022. The settlement agreement sets emissions reduction targets for our wholesale electricity sales in Colorado as follows: at least 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030, with respect to the verified 2005 baseline. The settlement agreement also implements new energy efficiency and demand response targets and limited procurements from Phase II of the Electric Resource Plan to 2025 and 2026.
With the settlement agreement approved, we began Phase II of our 2020 Electric Resource Plan and in May 2022 issued a request for proposals for capacity and energy bids, with a focus on projects that support emissions reductions. These projects would be scheduled to come online in 2025 or 2026. The bidding process closed in September 2022. In October 2022, we filed our 30-day report with the COPUC disclosing that we received 274 individual eligible bid proposals (156 total projects) from bidders. In February 2023, we filed our 2020 Electric Resource Plan Phase II implementation report identifying our preferred portfolio for resource acquisitions in the 2025-2026 timeframe. The Phase II modeling filed with the COPUC indicates selection of 200 MWs of new wind resources for 2026, subject to COPUC approval. The COPUC may approve, condition, modify, or reject our preferred portfolio.
We are required to file our next Phase I Electric Resource Plan with the COPUC in 2023. As part of the Phase I 2023 Electric Resource Plan filing, we are required to model and file multiple resource plan scenarios, including scenarios with stakeholder-requested modeling assumptions. Each resource plan scenario will have unique assumptions for our system operations, resulting in varying financial, reliability, and environmental outcomes over the 20-year planning horizon. We will identify our preferred electric resource plan in the Phase I Electric Resource Plan filing.

Fuel and Water Supply
Coal. We purchase coal under long-term contracts. See "PROPERTIES" for a description of our investments in coal mines. The following table summarizes the sources of our coal for each of our coal-fired generating facilities:

Generating Station	Mine	Contract End Date
Craig Station Units 1 and 2	Colowyo Mine	2029
Craig Station Unit 3	Colowyo Mine	2029
Laramie River Generating Station	Various, including Dry Fork Mine	2041
Springerville Unit 3	North Antelope Rochelle Mine	2024
Colowyo Mine. As current mining operations in the South Taylor pit are being completed and land is being reclaimed, Colowyo Coal, a subsidiary of ours, is actively mining the Collom pit at the Colowyo Mine. In January 2017, Colowyo Coal received final approval of the mining plan from the OSMRE. In November 2019, the CDPHE issued an air permit revision for the construction and operation of the Collom pit. Coal production from the Collom pit began in July 2019. See "— ENVIRONMENTAL REGULATIONS – Other Environmental Matters."
Reclamation Liabilities. In connection with our use of coal derived from coal mining facilities in which we have an ownership interest, including the Colowyo Mine and the New Horizon Mine, there are certain reclamation activities mandated by state and federal laws. These liabilities are recognized and recorded on our financial statements when required by accounting guidelines. We provide surety bonds from third party sureties for our reclamation obligations at the Colowyo Mine and the New Horizon Mine in accordance with Colorado requirements. The amounts of such bonds are based upon Colorado requirements and are different than the amount of liabilities recognized on our financial statements in accordance with GAAP.
Natural Gas. The majority of natural gas we purchase is to fill peak demands, and for replacement energy for forced outages and curtailments on coal units and renewable resources. We currently purchase the majority of our gas supplies on the spot market at fixed daily prices and on occasion we enter into forward fixed-price, fixed-quantity physical contracts. The majority of natural gas is purchased in the Cheyenne Hub area, which is in close proximity to the natural gas generating facilities we tend to utilize most frequently. This includes purchases from our Non-Utility Member, MIECO, Inc. Six major natural gas pipelines have interconnections at the Cheyenne Hub, and presently there is generally adequate supply at this location. Based on the regional forecast of production activities and pipeline capacity in the Rocky Mountain region, we presently anticipate that sufficient supplies of natural gas will generally be available in the foreseeable future. During extreme weather events, the availability of natural gas may be limited. We have a long-term natural gas transportation contract that provides firm rights to move natural gas from various receipt points to our facilities. Finally, we may utilize financial instruments to price hedge our forecasted natural gas requirements.
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
TRANSMISSION
We have ownership or capacity interests in approximately 5,849 miles of transmission lines and own or have major equipment ownership in 422 substations and switchyards. See “PROPERTIES” for a description of our transmission facilities.
Our system is interconnected with those of other utilities, including WAPA, Nebraska Public Power District, Black Hills Colorado Electric, Inc., PacifiCorp, PSCO, Platte River Power Authority, Colorado Springs Utilities, Basin, TEP, PNM and Deseret Power Electric Cooperative. The majority of our transmission facilities operate as part of the Western

Interconnection. The Western Interconnection consists of transmission assets that link generating facilities to load centers throughout the region. A small portion of our facilities support our load centers in the Eastern Interconnection. We continue to make the capital investment necessary to expand our transmission infrastructure and participate in many joint projects with other transmission owners to provide electric service to our Utility Members.
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
We are a member of SPP and have transferred operational authority (but not ownership) of our transmission facilities that are located in the Eastern Interconnection to SPP, a regional transmission organization. See "— POWER SUPPLY RESOURCES – Energy Imbalance Markets" regarding discussions of expanding SPP to the Western Interconnection.
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
Transmission Planning
FERC has become increasingly involved in promoting the development of the transmission grid. In FERC Order No. 890, FERC expressly required coordinated transmission planning and established governing principles. We comply with this requirement through our participation in WECC, WestConnect, SPP, and other sub‑regional transmission planning groups and processes. In FERC Order No. 1000, FERC required all public utilities to engage in regional and interregional transmission planning and cost allocation. We comply with Order No. 1000 by participating in regional and interregional transmission planning and cost allocation processes in SPP and WestConnect. WestConnect is a voluntary organization of transmission providers committed to assessing stakeholder needs in the Southwest. The participants in WestConnect own and operate transmission systems in all or part of the states of Arizona, New Mexico, Colorado, Wyoming, Nevada, and California.
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
In 2021, we were audited by WECC and are scheduled for a future compliance audit in 2024 as part of a three-year routine audit cycle. WECC continues to evaluate the preliminary findings of the 2021 audit, however, we do not expect there to be any significant enforcement actions and we do not expect any financial penalties.
ENVIRONMENTAL REGULATION
We are subject to various federal, state and local laws, rules and regulations with regard to the following:
•air quality, including greenhouse gases;
•water quality; and
•other environmental matters.
These laws, rules and regulations often require us to undertake considerable efforts and incur substantial costs to maintain compliance and obtain licenses, permits and approvals from various federal, state and local agencies. To comply with existing environmental regulations, we expect that we will spend approximately $6.4 million through 2027 in efforts to maintain compliance. We estimate that we spend over $500,000 per year in permit‑related fees, as well as increased operating costs to ensure compliance with environmental standards of the Clean Air Act, described below. If we fail to comply with these laws, regulations, licenses, permits or approvals, we could be held civilly or criminally liable.
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
State Environmental and Renewable Energy/Portfolio Standards
In 2019, Colorado legislation was signed that requires the AQCC to develop rules to reduce statewide greenhouse gas emissions 26 percent by 2025, 50 percent by 2030, and 90 percent by 2050, relative to 2005 emissions. The Colorado legislation will have a material impact on our operations and our future generation portfolio; however, until the final rules are enacted that implement the legislation, it is not yet possible to estimate the impacts on our operations or future generation portfolio. To implement the legislation, the AQCC is in the midst of adopting rules, some of which affect us. As part of the settlement agreement related to our 2020 Electric Resource Plan that became effective in April 2022, we have agreed to reduce the greenhouse gas emissions related to our wholesale electricity sales in Colorado as follows: at least 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030, with respect to the verified 2005 baseline. See "— POWER SUPPLY RESOURCES – Resource Planning" regarding our 2020 Electric Resource Plan.
In 2019, New Mexico legislation was signed that amended the RPS that required our New Mexico Utility Members to obtain 10 percent of their energy requirements from renewable sources in 2020 and thereafter. The legislation added requirements for our New Mexico Utility Members to obtain 40 percent renewable energy by 2025 and 50 percent renewable energy by 2030, and adds a target of achieving a zero carbon resource standard by 2050 with at least 80 percent renewable energy. The legislation includes regulatory relief for the 2050 target if implementing the provisions of the bill are not technically feasible, hamper reliability or increase cost of electricity to unaffordable levels.
The existing Colorado RES requires our Colorado Utility Members to obtain 10 percent in 2020 and thereafter of their energy requirements from renewable sources and requires we provide to our Colorado Utility Members at least 20 percent in 2020 and thereafter of the energy at wholesale from renewable resources. The Colorado law permits us to count renewable sources utilized by our Colorado Utility Members for their RES requirement towards compliance with our separate RES requirement.
We currently provide sufficient energy from renewable sources to meet our Utility Members’ current obligations under the RPS or RES requirements in New Mexico and Colorado, as applicable, and expect to be able to continue meeting our Utility Members’ RPS/RES obligations in 2023 to the extent a Utility Member does not meet its obligation with renewable generation owned or controlled by such Utility Member as permitted under our wholesale electric service contract. We expect to be able to achieve compliance with our separate RES that requires 20 percent of the energy we provide to our Colorado Utility Members at wholesale to come from renewable sources in 2023.
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
Our facilities are currently equipped with pollution controls that limit emissions of SO2, NOX, and particulates below the requirements of the Clean Air Act and our permits. As needed, some specified units have appropriate mercury emission controls. We have pollution control equipment on each of our generating facilities. All three units at Craig Station have scrubbers to remove SO2, baghouses for particulate removal and low NOX burners. Craig Station Unit 2 has selective catalytic reduction equipment for NOX control. Craig Station Unit 3 has selective non-catalytic reduction equipment for NOX control and an activated carbon injection system to control mercury emissions. Springerville Unit 3 has scrubbers to remove SO2, baghouses for particulate removal, low NOX burners and selective catalytic reduction equipment for NOX control, and an activated carbon injection system for controlling mercury emissions. Between 2010 and 2021, we accomplished a 59 percent decrease in annual NOX emissions, a 43 percent decrease in annual SO2 emissions and a 20 percent decrease in annual CO2 emissions.
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
We own and operate combustion turbine generating facilities that burn natural gas and/or fuel oil at four locations in Colorado and one in New Mexico. The combustion turbines are subject to emission limits lower than those of coal‑fired generating facilities. All units have the necessary air and water permits in place and are operated in accordance with regulatory provisions. Steam turbine facilities include steam injection to control NOX emissions by lowering thermal NOX formation.
Acid Rain Program.  The acid rain program requires nationwide reductions of SO2 and NOX emissions by reducing allowable emission rates and by allocating emission allowances to generating facilities for SO2 emissions based on historical or calculated levels, and reducing allowable NOX emission rates. We receive and hold sufficient SO2 allowances for compliance with the acid rain program.
Greenhouse Gas Regulation.  In October 2015, the EPA published in the Federal Register a final rule regarding emission limits and emission guidelines of CO2 for existing generating facilities in a comprehensive rule referred to as the “Clean Power Plan.” In February 2016, the United States Supreme Court granted numerous applications to stay the Clean Power Plan pending judicial review. The appeal of the Clean Power Plan was held in abeyance until the EPA published a proposal to repeal the Clean Power Plan. In July 2019, the EPA finalized the repeal of the Clean Power Plan and replaced it with the Affordable Clean Energy (also known as ACE) rule. The Affordable Clean Energy rule established guidelines for states to follow in developing limitations (i.e., standards of performance) for CO2 emissions from existing units, based on an EPA determination that the best system of emission reduction is heat rate improvement. Legal actions were filed in opposition to and support of the Affordable Clean Energy rule, and in January 2021, the D.C. Circuit Court of Appeals issued an opinion vacating both the Affordable Clean Energy rule and the repeal of the Clean Power Plan. In September 2022, the EPA opened a pre-proposal public docket about greenhouse gas regulations for fossil fuel-fired power plants. We submitted comments in December 2022. The Biden administration is expected to begin another, new rulemaking and has stated its intent to issue a new proposed rule in 2023.
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
National Ambient Air Quality Standards.  In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. The J.M. Shafer Generating Station and Knutson Generating Station are located in the DM/NFR ozone nonattainment area. The DM/NFR ozone nonattainment area did not meet the 2008 ozone NAAQS of 75 ppb and this area is not anticipated to meet the 2015 ozone NAAQS that was set at 70 ppb. In 2019, the EPA reclassified the DM/NFR ozone nonattainment area from “moderate” to “serious” nonattainment for the 2008 ozone NAAQS of 75 ppb. The DM/NFR ozone nonattainment area again failed to meet the 2008 ozone NAAQS and the State of Colorado and the EPA redesignated the area from "serious" to "severe" nonattainment in 2022. At the same time, the DM/NFR also failed to attain the 2015 ozone NAAQS (70 ppb) and the State of Colorado and the EPA redesignated the area from "marginal" or "moderate" nonattainment. The DM/NFR ozone nonattainment area developed a plan to comply with the 2008 and 2015 ozone NAAQS; however, the plan does not demonstrate compliance by 2023 as required, but shows compliance by 2026. Additional redesignations to more stringent nonattainment status may be expected. In addition, the EPA is in the process of reconsidering its previous decision to set the 2015 standard at 70 ppb and may lower the numerical value of the standard. Implementation of an ozone standard of 70 ppb or less will require the evaluation of additional emission controls for many major sources in the DM/NFR nonattainment area. In the 2022 plan development effort, additional emission controls were not required at the J.M. Shafer Generating Station and the Knutson Generating Station, but could be required under future redesignation evaluations.
Transport Rule. In 2022, the EPA proposed a rule that would implement a Federal Implementation Plan to assure that states identified in the proposal would not significantly contribute to air quality in downwind states that are working to attain the 2015 8-hour ozone NAAQS. The proposed rule would require significant NOX emission reductions across 26 states, including Wyoming, at coal-fired electric generation units, including Laramie River Generating Station. If the rule is finalized as proposed, coal-fired electric generating units would need to install selective catalytic reduction emission controls on units that are not already equipped with the technology, purchase emission reduction credits, or curtail their operations during the summertime ozone season. Units that are already equipped with selective catalytic reduction technology would be subject to more stringent emission limitations starting in 2023. It is anticipated that the EPA may issue a final rule in 2023.
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
Due to a variety of factors, states’ regional haze plans for the second 10-year period are still in development or processes of approval before being sent to the EPA. Colorado adopted a regional haze plan that does not require additional emission controls on Craig Station and incorporates retirement dates for Craig Station Units 1, 2, and 3. Arizona and Wyoming are still in processes of evaluating emission sources and developing regional haze plans. In Arizona, Springerville Unit 3 commenced operation in 2006 and has state-of-the-art emission controls. In Wyoming, Laramie River Generating Station installed selective catalytic reduction on Unit 1 and selective non-catalytic reduction on Units 2 and 3 during the previous regional haze period. It is possible that additional emission controls and/or compliance emission limits could be proposed as part of the next regional haze plans in these states.
The Regional Haze Rule requires that states revise their SIPs every ten years. Therefore, like many environmental requirements, the Regional Haze Rule could require further reductions if needed to meet Reasonable Progress goals in the future.
Water Quality
The Clean Water Act.  The Clean Water Act regulates the discharge of process wastewater and certain storm water under the National Pollutant Discharge Elimination System permit program. At the present time, each of our generating facilities has the appropriate permits. The water quality regulations require us to comply with each state’s water quality standards, including sampling and monitoring of the waters around affected plants.
The regulatory definition of WOTUS under the Clean Water Act and other federal statutes has been in a state of flux for the past several years due to multiple sequential rulemaking efforts of the Corps and EPA, spanning the past three presidential administrations. Most recently, the Corps and EPA concluded a rulemaking that would largely, but not exactly revert to the definitions used between 1986 and 2015. This final rule was published in January 2023 and goes into effect in March 2023. It is currently uncertain if these agencies will pursue the second-stage rulemaking that was previously announced. Adding to the uncertainty is a pending United States Supreme Court decision in the case known as Sackett v. Environmental Protection Agency, which may result in additional future regulatory changes. Many of our construction activities in WOTUS are authorized by streamlined general permits that are not anticipated to be substantially affected by changing WOTUS definitions. Our facilities are generally located in arid and semi-arid regions where that WOTUS are less numerous and of smaller size compared to wetter regions of the United States. We have employed compliance methods that shield us from the uncertainty of fluctuating WOTUS definitions.
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
Collom Air Permit. In November 2019, the Collom air permit revision for the Collom pit at the Colowyo Mine was issued by the CDPHE. In December 2019, the Center for Biological Diversity and Sierra Club filed a new case challenging the CDPHE’s issuance of the Collom air permit revision. In October 2020, the judge issued an order affirming the CDPHE’s issuance of the minor source construction air permit to Collom. The Center for Biological Diversity and Sierra Club appealed the decision to the Colorado Court of Appeals. In March 2022, the Colorado Court of Appeals affirmed the District Court's decision upholding the air permit for Collom. In May 2022, the Center for Biological Diversity and Sierra Club filed a Petition for Writ of Certiorari with the Colorado Supreme Court. We and the State of Colorado filed responses in opposition to the petition. In October 2022, the Colorado Supreme Court denied the Petition for Writ of Certiorari.
Toxic Substances Control Act/Polychlorinated Biphenyls.  We have limited quantities of PCBs in transmission equipment in the existing system. As oils are changed and systems replaced, PCBs are eliminated and PCB‑free oils are used, reducing regulatory risk.
Endangered Species Act. Compliance with the Endangered Species Act can affect the cost and timing of our various activities including operation of existing generation and transmission facilities, and planning and permitting new or expanded facilities. The Endangered Species Act applies to us indirectly because it obligates federal agencies that are taking some form of permit, right-of-way, funding or other action. We regularly need federal permits and approvals from various agencies as part of our operations and plans. The Endangered Species Act also applies to us insofar as some activities have potential to "incidentally take" an Endangered Species Act -listed species and there is no associated federal action. Environmental groups frequently petition the USFWS to protect additional species and challenge regulatory and species listing decisions. The outcomes of Endangered Species Act litigation results in a dynamic regulatory environment. The USFWS manages future species listings via the National Domestic Listing Workplan, which was updated in March 2022. We monitor the workplan for upcoming species listings that might affect our operations and plans. In particular, we are paying attention to several species with workplan timing estimates in the next few years such as: tri-colored bat, little brown bat, plains spotted skunk, western bumble bee and monarch butterfly. It is difficult to predict if and how these potential future species listings might affect our operations because the USFWS may decline to list certain species or may list species with regulatory provisions or guidance that reduces or eliminates restrictions on our activities.
In November 2022, the USFWS published a final rule listing the lesser prairie-chicken as both an endangered species and a threatened species with a Section 4(d) rule. The lesser prairie-chicken occurs in southeastern Colorado and eastern New Mexico where we have facilities and overlaps with some of our project plans and land holdings. The final rule lists the lesser prairie-chicken as threatened and endangered in the northern and southern portions of its range respectively. As proposed, our existing infrastructure and planned project are in the northern portion where the less restrictive threatened status and the accompanying Section 4(d) rule would apply. The USFWS has also approved a private entity’s habitat mitigation bank, and an incidental take permit for the lesser prairie-chicken. Electric utilities can choose to participate in these programs and we are planning to utilize both to serve our Endangered Species Act compliance needs for a planned new transmission line in southeastern Colorado. It is not anticipated that operations and maintenance of our existing transmission lines would be affected by the lesser prairie-chicken listing based on how the USFWS currently defines habitat for the species (e.g. excludes areas of existing disturbance, such as transmission lines).

ITEM 1A.    RISK FACTORS
Our business, financial condition or results of operations could be materially adversely affected by various risks, including those described below.
Members and Regulatory Risks
Utility Member withdrawal disputes, including, but not limited to, the amount of the contract termination payment, challenges to our addition of Non-Utility Members, and uncertainty of Utility Member withdrawals, may materially impact our financial condition, results of operations, long-term system resource planning, our long-term debt, our liquidity and our access to capital.
Pursuant to our Bylaws, a Member may withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In October 2021, FERC accepted our Board approved modified contract termination payment methodology, subject to refund. FERC set the modified methodology for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology. After a May 2022 hearing, in September 2022, the administrative law judge issued an initial decision. The judge's initial decision did not include a contract termination payment number, but stated it "appears to achieve an exit fee close to that of" our debt covenant obligation set forth in our contract termination payment methodology tariff. We and United Power have differing positions on the contract termination payment number based upon the initial decision with United Power's number much lower. Because we, United Power and other parties filed exceptions to the initial decision, the initial decision and exceptions are pending before the Commissioners of FERC for a decision. The administrative law judge's initial decision is not binding upon FERC and the contract termination payment approved by FERC may be different. See “BUSINESS — MEMBERS – Relationship with Members.”
In April 2022, both United Power and NRPPD provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, MPEI provided us a notice to withdraw from membership in us, with a February 1, 2025 withdrawal effective date. See "BUSINESS — MEMBERS – Relationship with Members." While these three Utility Members have provided notices to withdraw, there is no certainty that they will be able to pay the contract termination payment required upon withdraw or will actually withdraw as they have asserted. This uncertainty makes long-term system resource planning difficult and makes it more expensive to plan and operate our business.
United Power has filed a complaint against us and our Non-Utility Members challenging our addition of our Non-Utility Members. United Power is seeking monetary damages against us and has asserted damages in excess of $530 million. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
If United Power is successful in its complaint against us resulting in the COPUC or any other state commission or state regulatory body having jurisdiction over the terms and conditions for a Utility Member’s withdrawal from us, and if the COPUC or any other state jurisdiction or state regulatory body determines the terms and conditions for a Utility Member to withdraw that do not leave our remaining Utility Members in the same economic position after a Utility Member terminates its wholesale electric service contract as the remaining Utility Members would have been had the Utility Member not terminated the contract, it may materially impact us. If FERC determines the terms and conditions for a Utility Member to withdraw that are less than the monetary value as calculated pursuant to our modified contract termination payment methodology and a Utility Member withdraws, it may materially impact us. If our modified contract termination payment methodology underestimates the monetary value of a Utility Member’s obligation or a significant number of our Utility Members withdraw, it may materially impact us. If United Power is successful in seeking monetary damages against us, it may materially impact us. If negative conclusions about our financial condition, results of operations, long-term system resource planning and our long-term debt are drawn from the initial decision by the administrative law judge or final decision by the Commissioners of FERC for the contract termination payment or any testimony we submit in connection with withdrawal disputes, it may materially impact us. FERC approval of a contract termination payment methodology that requires low payments by withdrawing Utility Members could cause a Material Adverse Effect (as defined in our 2022 Revolving Credit Agreement). This, in turn, could materially impact us.
The material impacts of some or all of the above items occurring could include a significant increase in rates to our remaining Utility Members, additional Utility Member unrest and desires to withdraw from our Utility Members, an inability to meet the DSR requirement in our Master Indenture that if not cured or waived could result in an event of default, a materially adverse effect on our financial condition and results of operations including our liquidity, an inability to issue additional secured debt under our Master Indenture, a material hindrance in our long-term system resource planning, and we may be required to offer a prepayment of certain of our long-term debt. In addition, an offer of prepayment or prepayment of certain of our long-term debt could be viewed by lenders as triggering an event of default under the cross-default provision of certain of our loan agreements, including our 2022 Revolving Credit Agreement that provides backup for our commercial paper program. If such debt is accelerated due to the cross-default provision and we are unable to pay such accelerated debt, our lenders could assert that there is an event of default under the Master Indenture.
As we are subject to rate regulation by FERC, our ability to raise our wholesale rates to our Utility Members is limited and challenges to or a delay in implementing our rate change filing in 2023 could have an adverse effect on our results of operations and financial condition.
Wholesale rate changes for our Utility Members must be approved by a majority of our Board, which is comprised of one representative from each of our Utility Members and is also subject to FERC approval or acceptance. FERC has accepted our existing Class A wholesale rate structure (A-40) to our Utility Members as a “stated rate.” As part of the FERC approved settlement agreement related to our Utility Member stated rate, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule. We have also agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. We established a rate design committee to oversee the development of the new rate and expect to file a new rate in the summer of 2023. See "BUSINESS — RATE REGULATION." Upon our rate change filing in 2023 with FERC that is expected to include a rate increase, some of Utility Members are likely to contested such filing and it may delay the implementation of a new rate or result in a rate refund.
The moratorium on any rate increases to our Class A rate schedule until after May 31, 2023 has required us to utilize previously deferred membership withdrawal income in 2022 and we expect to use all or substantially all of our remaining deferred revenues and incomes in 2023. In addition, if unexpected events occur and we do not have sufficient deferred revenues and incomes, it could have an adverse effect on our results of operations and financial condition and we might not meet the DSR requirement of 1.10 in our Master Indenture or be able to issue additional secured debt under our Master Indenture. A DSR below 1.025 would require us to transfer all cash to a special fund managed by our Trustee and any breach of the DSR requirement, if not cured or waived, could also constitute an event of default under our Master Indenture. Even if we manage to maintain a DSR above the requirement of 1.10 in our Master Indenture in the interim, there can be no guarantee that we will be able to meet this requirement in the future without undertaking mitigation efforts.
Challenges to the rates approved by our Board and filed with FERC for approval, including our next rate change developed as part of the settlement agreement that will be filed in 2023, could make it difficult for us to adjust the wholesale rates to our Utility Members as completely or rapidly as necessary in response to changes in our operations or market conditions, which could have an adverse effect on our results of operations and financial condition. In addition, we might not meet the DSR requirement in our Master Indenture and may not be able to issue additional secured debt under our Master Indenture.
Furthermore, our ability to create a regulatory asset or the utilization of regulatory liabilities, including those associated with the early retirements of our generating facilities to implement the Responsible Energy Plan, requires FERC approval. If we are unable to obtain FERC approval, the cost of electric service we provide to our Utility Members could increase and, as a result, could affect their ability to perform their contractual obligations to us. In addition, we may experience additional Utility Member unrest and desires to withdraw from our Utility Members.
FERC may also review our rates upon its own initiative or upon complaint and order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates.
In addition to FERC's jurisdiction over our wholesale rates to our Utility Members, FERC also regulates our market-based rate authority and our transmission service rates. If we are not successful in our application to re-authorize our market based rate authorization in the WACM balancing authority area or we no longer have market-based rate authority in other balancing authority areas, it could have an adverse effect on our results of operations and financial condition. If FERC were to require a reduction in our transmission service rates, it could have an adverse effect on our results of operations and financial condition.
If United Power is successful in its complaint regarding our addition of our Non-Utility Members, we may be subject to liability to United Power. We may also be subject to further and increased pressure by state regulatory agencies, including the COPUC, to regulate our rates and charges to our Utility Members, including the contract termination payment methodology associated with Utility Member withdrawals and any buy-down payment methodology associated with partial requirements contracts.

The perceived competitiveness of our wholesale rates by our Utility Members could result in continued and additional Utility Member unrest.
Our mission is to provide our Utility Members with a reliable, affordable and responsible supply of electricity in accordance with cooperative principles. While the price and volatility for wholesale electricity has increased substantially in the past couple years, the perceived competitiveness of our wholesale rates by our Utility Members may result in continued Utility Member unrest.
As part of the 2021 settlement agreement related to our Utility Member stated rate, we implemented a two-stage, graduated reduction in the charges making up our Class A rate schedule of 4 percent in total until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. See “BUSINESS — RATE REGULATION.” In 2023, as part of our next rate change filing, we expect such change will include an increase in rates in excess of the 4 percent reduction that we implemented as part of the settlement agreement. Although we implemented a cost cutting initiative and have shared the results of such with our Utility Members, along with the rationale for a rate increased, there can be no guarantee that such will address their concerns for the need for our rate increase filing in 2023. If our Utility Members do not believe that we have adequately addressed their concerns through our cost-cutting initiative and rationale for a rate increase, we may experience challenges to our rate increase filing at FERC, continued and additional Utility Member unrest and desires to withdraw, unfavorable media coverage, credit ratings downgrades, additional laws and regulations targeted at us, or other negative consequences which may impact our financial condition and future plans.
The limitations on Utility Members' self-supply options could result in continued and additional Utility Member unrest.
Our wholesale electric service contract requires each Utility Member to purchase and receive from us, at least 95 percent of the power required for the operation of the Utility Member's system. Each Utility Member may elect to provide up to 5 percent of its requirements from distributed or renewable generation owned or controlled by the Utility Member.
One of the important elements of our Responsible Energy Plan is increased member flexibility, and our Board has approved a community solar program and partial requirements structure. The community solar program is one of the four reserved issues pending before the Commissioners of FERC for a decision and a hearing before an administrative law judge at FERC on our buy-down payment methodology related to partial requirements, which is scheduled to start on October 24, 2023. See "BUSINESS — RATE REGULATION."
If we are unsuccessful in implementing increased member flexibility, we may experience continued and additional Utility Member unrest and desires to withdraw, unfavorable media coverage, credit ratings downgrades, additional laws and regulations targeted at us, or other negative consequences which may impact our financial condition and future plans.
If FERC determines the terms and conditions for a Utility Member to transition to partial requirements that are less than the monetary value as calculated pursuant to our buy-down payment methodology and a Utility Member transitions, it may materially impact us. If our buy-down payment methodology underestimates the monetary value of a Utility Member’s obligation or a significant number of our Utility Members transition to partial requirements, it may materially impact us.
Increased competition could reduce demand for our electric sales.
The electric utility industry has experienced increasing wholesale competition, enabled by deregulation and revisions to existing regulatory policies, competing energy suppliers, including third party energy remarketing companies, new technology, and other factors. Competing energy suppliers are targeting our Utility Members by claiming to be able to offer lower priced and cleaner wholesale electric power. This includes assisting our former and existing Utility Members in seeking to withdraw from membership in us and financing the withdrawal payment by our Utility Members. On the retail side, states in which our Utility Members’ service territories are located do not have retail competition legislation. However, these states could enact retail competition legislation which could reduce our electricity demand from our Utility Members and the pool from which we recover fixed costs, resulting in higher rates to our Utility Members. Competing energy suppliers are also targeting the communities and tribes our Utility Members serve by claiming to be able to offer lower priced and cleaner wholesale electric power. It also includes assisting the communities and tribes our Utility Members serve by helping them create electric utilities or seek new power suppliers. In addition, federal legislation could mandate retail choice in every state.
We and our Utility Members are subject to regulations issued by FERC pursuant to PURPA with respect to matters involving the purchase of electricity from, and the sale of electricity to, qualifying facilities and co-generators. In June 2015, FERC clarified that the 5 percent limitation in our wholesale electric service contracts with our Utility Members related to distributed or renewable generation owned or controlled by our Utility Members did not supersede PURPA and the requirement of our Utility Members to purchase power from qualifying facilities. An increase in the number and/or size of qualifying facilities selling electricity to our Utility Members could reduce our electricity demand from our Utility Members.
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
We may face competition as a result of the factors described above, including competition from qualifying facilities, other utilities, competing energy suppliers, fuel sources or as a result of technological innovations. Technological innovations may include methods or products that allow consumers to bypass the electric supplier, to switch fuels or to reduce consumption. These innovations may include, but are not limited to, demand response, distributed generation, energy storage and microgrids. Competition from other utilities and competing energy suppliers may consist of competition from other electric companies, helping our Utility Members withdrawal from membership in us, annexations by municipalities, helping municipalities and tribes our Utility Members serve create electric utilities, and competition for the sale of excess power to non-members on both a short-term and long-term basis. If competition increases, additional Utility Members may withdraw, rates to our remaining Utility Members may increase or our financial condition and results of operations could be adversely affected.
Our Utility Members have a substantial number of industrial and large commercial customers who could decrease operations, shut down, or elect to self-generate in the future.
Based on the information available to us by our Utility Members, which is 2021 data in most cases and not independently verified by us, industrial and large commercial customers account for approximately 34 percent of our Utility Members’ energy sales. A large percentage of these sales are in energy production, extraction and transportation. The 15 largest customers of our Utility Members, a substantial percentage of which are in energy production, extraction and transportation, total approximately 15 percent of the aggregate retail electric energy sales of our Utility Members, based on the same data from our Utility Members. High inflation and rising interest rates, an economic downturn, volatile energy and fuel prices, increased demand for renewable energy, additional government restrictions imposed on extractive industries, or other changes in business conditions could affect the level of energy sales to our Utility Members' large commercial customers. Future sales to large commercial customers could decrease should these large commercial customers decide to decrease their operations, shut down operations, or elect to self-generate.
Regulatory resource planning requirements may impact our financial condition and future plans.
In Colorado, we are required to file and obtain COPUC approval for our Electric Resource Plan where the social cost of CO2 emissions associated with our plan is considered, along with other factors. In April 2022, Phase I of our 2020 Electric Resource Plan was approved and in February 2023, we filed our 2020 Electric Resource Plan Phase II implementation report identifying our preferred portfolio for resource acquisitions in the 2025-2026 timeframe. The COPUC may approve, condition, modify, or reject our preferred portfolio which may impact our future plans and financial condition. See "BUSINESS — POWER SUPPLY RESOURCES – Resource Planning."
We are required to file our next Phase I Electric Resource Plan with the COPUC in 2023. We will identify our preferred electric resource plan in the Phase I Electric Resource Plan filing. Some stakeholders may advocate for COPUC approval of Electric Resource Plan scenarios that model the early retirement of certain generation facilities or seek other changes to our generation operations. This may impact our financial condition and future plans.
Other states in which we operate may also implement laws or regulations that require us to also file resource plans in their state. Multiple state resource plan requirements may lead to additional costs to comply with unique requirements and impact our future plans.
Our financial condition is largely dependent upon our Utility Members.
Our financial condition is largely dependent upon our Utility Members satisfying their obligations under their wholesale electric service contracts with us. In 2022, 82.4 percent of our revenues from electric sales were from our Utility Members. We do not control the operations of our Members, and their financial condition is not tied to our results of operations. Accordingly, we are exposed to the risk that one or more of our Utility Members could default in the performance of their obligations to us under their wholesale electric service contract. A default could result from financial difficulties of one or more

Utility Members or because of intentional actions by our Utility Members. Our results of operations and financial condition could be adversely affected if a significant portion of our Utility Members default on their obligations to us, and such Utility Members default could trigger an event of default under certain of our loan agreements.
Our cooperative business model is facing increasing challenges.
As a member-owned cooperative, we are facing increasing challenges to our cooperative business model. There are increasing challenges to our governance structure, the long-term nature of our wholesale electric service contracts, limitations in our wholesale electric service contracts in the amount of self-supply provided to our Utility Members, and the transition to a cleaner generation portfolio. We are also facing increasing regulatory oversight and prospects of future laws and regulations that could change our governance structure and cooperative business model. If we are not able to address or mitigate these challenges, we may experience additional laws and regulations targeted at us, additional Utility Member unrest and desires to withdraw, unfavorable media coverage or other negative consequences which may impact our financial condition and future plans.
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
Environmental Risks
Compliance with existing and future environmental laws and regulations, including RPS/RES, may increase our costs of operation and further affect the utilization of current generation facilities and satisfying asset retirement and environmental reclamation obligations are significant.
As with most electric utilities, we are subject to extensive federal, state and local environmental requirements that regulate, among other things, air emissions, water discharges and the use and management of hazardous and solid wastes. Compliance requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities, including the settlement of asset retirement obligations and expenses for environmental reclamation obligations. Furthermore, it is expected for existing environmental regulations to become increasingly stringent and for us to be subject to new legislation or regulation, including those related to greenhouse gas emissions or renewable or clean energy standards. The Biden administration has stated it has a goal to achieve a carbon pollution-free power sector by 2035 and to put the United States on a path to a net-zero economy by 2050.
The existing and any additional federal, state or local environmental restrictions imposed on our operations, including RPS/RES requirements imposed on us or our Utility Members, could result in significant additional costs, including capital expenditures. Implementation of regulations or more stringent standards may require us to modify the design or operation of existing facilities or purchase emission allowances. In addition, implementation of regulations on existing legislation or more stringent standards or costs could further affect generating facilities retirement and replacement decisions, including the shutting down of additional generating facilities or the shutting down of individual coal-fired generating facilities earlier than scheduled, and may substantially increase the cost of electricity to our Utility Members. In 2022, our existing generating facilities generated approximately 54.3 percent of our energy available for sale, a substantial percentage of which is generated by coal-fired generating facilities. The cost impact of the implementation of regulation from existing legislation and future legislation or regulation will depend upon the specific requirements thereof and cannot be determined at this time, but could be significant, including increases in our operating expenses and potential stranded costs and investments in new generation and transmission. See "BUSINESS — ENVIRONMENTAL REGULATIONS" for additional information regarding certain environmental regulations addressing limitations on greenhouse gas emissions and RPS/RES.
The cost estimates for asset retirement and environmental reclamation obligations are based upon information using various assumptions related to closure, post-closure and operating costs, the timing of future cash outlays, inflation and discount rates, and the potential compliance method. We continue to evaluate these obligations and make adjustment to these costs as needed.

Litigation relating to environmental issues, including claims of property damage or personal injury caused by greenhouse gas emissions, has increased generally throughout the United States. Likewise, actions by private citizen groups to enforce environmental laws and regulations are becoming increasingly prevalent.
There can be no assurance that we will always be in compliance with all environmental requirements or that we will not be subject to future or additional RPS/RES requirements or regulations related to greenhouse gas emissions. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond our control, could result in civil and criminal penalties and could cause the complete, temporary or permanent shutdown of individual generating units not in compliance with these regulations.
We are subject to physical and financial risks associated with climate change and other weather, natural disasters and resource depletion impacts.
Climate change can create physical and financial risks. Physical risks include changes in weather conditions and an increase in extreme weather events. The energy needs of our Utility Members’ customers' vary with weather. To the extent weather conditions are affected by climate change, such customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in new generation and transmission. Decreased energy use due to weather changes may result in decreased revenues.
Climate change may impact the economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of greenhouse gas emissions, could impact the availability of goods and the prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of greenhouse gas emissions as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions. To the extent insurance markets view climate change and emissions of greenhouse gas emissions as an insurance risk or elect not to insure generation facilities that have greenhouse gas emissions, this could negatively affect our ability to obtain insurance or cause us to obtain insurance with higher deductibles, higher premiums, lower insurable amounts, or more restrictive policy terms.
Our Utility Members' service territories are exposed to extreme weather, including high winds, thunderstorms, blizzards, drought, flooding, ice storms, and tornados. These severe weather events can physically damage our facilities and our Utility Members' facilities. Any such occurrence both disrupts the ability to deliver energy and increases costs. Extreme weather can also reduce usage and demand for energy of our Utility Members' customers and could result in us incurring obligations to third parties related to such events. These factors could negatively impact our results of operations, financial condition and cash flow.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service to our Utility Members. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions in the western part of the United States, especially in the southwest United States, may continue to impact the water levels at reservoirs used by WAPA to supply us hydroelectric based power and may result in further reduction in the amount of capacity and energy allocated from WAPA, which may be material, and may further increase the cost of such to us. This could require us to purchase power to serve our Utility Members and/or reduce our ability to sell excess power on the wholesale market and reduce revenues. Drought conditions or actions taken by the court system, regulators, or legislators could also limit our supply of water, which could adversely impact operations of our generating facilities, cause early retirement of generating facilities and increase the cost for energy. Drought conditions also contribute to the increase in wildfire risk from our facilities. While we carry liability insurance, given an extreme event, if we are found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition and cash flow.
Operating Risks
We are subject to increasing supply chain risk that could impact the timing of construction and the cost of additional facilities and the operation of our existing facilities.
A significant disruption in the global supply chain for the procurement and delivery of equipment for the construction of additional facilities, including transmission facilities, and operation of our existing facilities, along with workforce availability and inflation, could impact the timing and costs of the construction and operation of our facilities. Supply chain issues, along with the United States Department of Commerce anti-circumvention investigation regarding solar panels, are also impacting the construction of generating facilities related to our long-term power purchase agreements. Continued or increased disruptions could cause us to seek alternative supply at potentially higher costs and supply shortages may not be fully resolved, which could impact our ability to construct additional facilities and delivery power to our Utility Members, which could have an adverse effect on future revenues and costs, which could be material. In addition, supply chain issues could require us to operate other generating facilities at higher cost or pay significantly higher prices to obtain electric power from other sources, which could have an adverse effect on our results of operations.
We may not be able to obtain an adequate supply of fuel, which could limit our ability to operate our facilities.
We obtain our fuel supplies, including coal, natural gas and oil, from a number of different suppliers, including mines that we own. Any disruptions in our fuel supplies, including disruptions due to weather, rail transportation, labor relations, communicable diseases, permitting, regulatory matters, environmental regulations, or other factors affecting our coal mines or fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, various rail transportation issues have caused transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis and have resulted in lower than normal coal inventories at certain of our generating facilities that have resulted in reduced operations at such facilities. Inventory shortages could continue to occur in the future due to any of the disruptions described above. Natural gas and oil supplies can also be subject to disruption due to operational issues, natural disasters, extreme weather, and other events. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating facilities at higher cost or pay significantly higher prices to obtain electric power from other sources, which could have an adverse effect on our results of operations.
Early retirements of our existing generating facilities may impact reliability for our Utility Members.
The early retirement (prior to announced retirement date) of our former and existing generating facilities, including Craig Station, may impact our ability to deliver reliable electric power to our Utility Members. Early closure of existing generating facilities will result in us having less excess capacity, will make us more reliant upon our remaining dispatchable generating facilities, and may require us to construct additional dispatchable generating facilities. As we pursue a transition to a cleaner generation portfolio with the addition of more intermittent renewable resources, we may have increased reliability risk especially during extreme weather events that may impact the supply of natural gas to our gas-fired generating facilities, the operation of our transmission system and the delivery of electric power to our Utility Members.
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
We currently experience periodic constraints on our transmission system and those of other utilities used to transmit energy from our remote generators due to periodic maintenance activities, equipment failures and other system conditions. We manage these constraints using alternative generation dispatch and energy purchasing patterns. The long-term solution for reducing transmission constraints can include joining a regional transmission organization, purchasing additional wheeling service from other utilities, or construction of additional transmission lines which would require significant capital expenditures.
As part of our Responsible Energy Plan, we plan to increase our renewable portfolio, and as other utilities are also increasing their renewable portfolios, the addition of renewable resources is expected to increase the demand for access to existing transmission lines, making it difficult for us to acquire transmission capacity, and we expect it will be necessary for us to construct or pay for additional transmission lines.
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

We could be adversely affected if we or third parties are unable to successfully operate our facilities
Our performance depends on the successful operation of our facilities. Operating facilities involves many risks, including, among others:
• operator error and breakdown or failure of long lead-time equipment or processes;
• operating limitations that may be imposed by environmental or other regulatory requirements;
• labor disputes;
• problems resulting from an aging workforce and retirements;
• ability to maintain and retain a knowledgeable workforce;
• work slowdown or stoppages due to communicable diseases or other factors;
• availability and cost of equipment and fuel;
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
We are exposed to uncertainty in connection with construction projects at existing generating facilities, third party generating facilities related to our long-term power purchase agreements, and new and existing transmission facilities, and in connection with decommissioning of certain existing facilities.
Our existing facilities require ongoing capital expenditures in order to maintain efficient and reliable operations. Many of our generating facilities were constructed over 30 years ago and, as a result, may require significant capital expenditures to maintain efficiency and reliability and to comply with changing environmental requirements. We also upgrade and build new transmission facilities to maintain reliability, for load growth, or for the accommodation of new generation. In the years 2023 through 2027, we estimate that we may invest approximately $658 million in new transmission facilities and upgrades to our existing transmission facilities.
As part of our Responsible Energy Plan, we have executed six solar-based power purchase contracts totaling 735 MWs for facilities that are expected to be constructed and achieve commercial operation in 2024.
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
• increased costs due to inflation;
•governmental regulations and investigations, including the investigation regarding solar panels;
•unanticipated increases in cost of materials and labor and supply chain interruptions; and
• performance by engineering, construction or procurement contractors.
The early retirement of and decommissioning of certain of our existing generating facilities, including Craig Station, and the Colowyo Mine is subject to substantial risks. In addition, the early retirement of and decommissioning of additional existing generating facilities and the Colowyo Mine before the end of their useful life is subject to substantial risks, including potential requirements to recognize a material impairment of our assets and incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation and cancellation of long-term contracts for such generating plants and facilities. Closure of any of such generating facilities may force us to incur higher costs for replacement capacity and energy, will make us more reliant upon our remaining generating facilities, and cause us to have less excess capacity. The decommissioning costs may exceed our estimate, which could negatively impact our results of operations and liquidity. Furthermore, our ability to create a regulatory asset to defer expenses associated with these early retirements or the utilization of regulatory liabilities requires FERC approval.
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
Significant changes have taken place and are continuing in the electric industry related to self-generation and power generation energy sources such as battery storage and wind and solar- technologies. Increased adoption of these energy sources could reduce demand for fossil-generated electricity and the pool of customers from whom fixed costs are recovered or could cause the temporary or permanent shutdown of individual generating units, including the shutting down of additional coal-fired generating facilities or the shutting down of individual coal-fired generating facilities earlier than scheduled, resulting in higher rates to our Utility Members. Increased self-generation and the related use of net energy metering, which allows our Utility Members’ self-generating customers to receive bill credits for surplus power, could reduce demand for electricity from our Utility Members. If uptake of self-generation technologies were to occur at sufficient economies of scale and we were unable to adjust our prices to reflect reduced electricity demand and increased self-generation and net energy metering, the competitiveness of our facilities, our financial condition and results of operations could be adversely affected.
Volatile natural gas prices could have an adverse effect on the operation of our facilities and our cost of electric service.
The wholesale electricity price generally correlates with the wholesale natural gas price in most regions of the United States. Generally, low gas prices correlate to low wholesale electricity prices and could thereby reduce the competitiveness of our coal-fired generating facilities. Low natural gas prices could negatively impact the economics of operating our coal-fired generating facilities, which could cause the temporary or permanent shutdown of individual coal-fired generating facilities, including the shutting down of additional coal-fired generating facilities or the shutting down of individual coal-fired generating facilities earlier than scheduled, thereby significantly increasing the cost of electric service we provide to our Utility Members and affecting their ability to perform their contractual obligations to us. High natural gas prices could increase the cost of operating our natural gas-fired generating facilities and the price of short-term market purchases and energy imbalance charges from other utilities, thereby significantly increasing the cost of electric service we provide to our Utility Members and affecting their ability to perform their contractual obligations to us.
Losses from wildfires could adversely affect our financial condition, future results of operations, and cash flow.
We have ownership or capacity interests in approximately 5,849 miles of transmission lines, including transmission lines that cross through forest areas and grasslands. Certain of our transmission facilities are located on federal land and certain permits with the federal government impose strict liability on us up to a maximum cap related to our transmission facilities. If a wildfire involving our transmission facilities were to occur, we could be liable for property damage, costs of fire-fighting activities, and other costs, for which liability could be substantial and in excess of our liability insurance. Any such liability could materially affect us and our financial condition, future results of operations, and cash flow.
We rely on purchases of electric power from other power suppliers and long-term agreements to purchase and transport fuels and to sell electricity we generate, which exposes us to market and counterparty risks.
Our electric power supply strategy relies, in part, on purchases of electric power from other power suppliers. In 2022, purchased power provided 45.7 percent of our energy requirements. We expect the amount of energy we purchase to increase in the future with the closures of our coal-fired base load facilities and the increasing amount of renewable power purchase contracts. These purchases consist of a combination of purchases under long-term agreements and short-term market purchases of electric power. We also rely on long-term agreements with third parties to (a) manage our supply and transportation of fuel for our generating facilities, and (b) sell electricity we generate to non-member utilities. We are exposed to the risk that counterparties to these long-term agreements will breach their obligations to us or claim that we are in breach. We are also exposed to the risk that counterparties to our renewable power purchase contracts will be unable to construct the renewable generating facilities by the time period specified in the respective contract or at all. If this occurs, we may be forced to enter into alternative contractual arrangements or enter into short-term market transactions at then-current market prices. Purchasing electric power in the market exposes us, and consequently our Utility Members, to market price risk because electric power prices can fluctuate substantially over short periods of time. The terms of these new arrangements may be less favorable than the terms of our current agreements, which could have an adverse effect on our results of operations.
When we enter into long-term power purchase agreements, we rely on models based on our judgments and assumptions of factors such as future demand for electric power, future market prices of electric power and the future price of commodities used to generate electricity. These judgments and assumptions may prove to be incorrect. As a result, we may be obligated to purchase electric power under long-term agreements at a price which is higher than we could have obtained in alternative short-term arrangements. Conversely, our reliance on short-term market purchases exposes us to increases in electric power prices.
Our long-term power purchase contracts include contracts with WAPA and Basin, consisting of 11.1 percent and 14.7 percent, respectively, of our Utility Member energy sales in 2022 (in MWhs). We experience favorable pricing terms under our WAPA contracts under federal laws that give preference to federal hydropower production to "preference" customers, including cooperatives. If the federal laws under which we receive favorable pricing were to be amended or eliminated, if WAPA were to no longer provide us with power or favorable pricing for any other reason, or we were required to assign some or all of our power from WAPA to a third party, we would have to pay significantly higher prices to obtain this electric power, which could have an adverse effect on our results of operations and our ability to implement aspects of our Responsible Energy Plan. The prices we pay for power under the WAPA and Basin contracts are determined by WAPA and Basin, respectively, and are subject to change in accordance with the terms of the contracts and certain FERC approval. If we would have to pay significantly higher prices under these contracts, it could have an adverse effect on our results of operations.
The widespread outbreak of a communicable disease, or any other public health crisis, could have a material adverse effect on our business.
The widespread outbreak of a communicable disease, or any other public health crisis could have a material adverse effect on our results of operations, financial condition and cash flow. COVID‑19 has also disrupted the global supply chain and adversely impacted many of our suppliers. The extent to which the supply chain issues resulting from COVID‑19 may continue to impact our results of operations, including the long-term nature of the impact, depends on numerous evolving factors, which are highly uncertain and difficult to predict.
Financing Risks
Our ability to access short-term and long-term capital and our cost of capital could be adversely affected by various factors, including credit ratings and current market conditions, and significant constraints on our access to capital could adversely affect our financial condition and future results of operations.
We rely on access to short-term and long-term capital for construction of new facilities and upgrades to our existing facilities, and as a significant source of liquidity for capital expenditures not satisfied by cash flow generated from operations. In the years 2023 through 2027, we estimate that we may invest approximately $997 million in new facilities and upgrades to our existing facilities which may require us to take on additional long-term debt.
Our access to capital could be adversely affected by various factors and certain market disruptions could constrain, at least temporarily, our ability to maintain sufficient liquidity and to access capital on favorable terms, or at all. These factors and disruptions specific to us include:

•    our credit ratings being downgraded;
•    financial markets view of our relationship with our Utility Members, including FERC determination of the modified contract termination payment methodology;
•challenges or delays related wholesale rate changes for our Utility Members;
•our wholesale electric service contracts with our Utility Members only extend through 2050 that may limit the length of future financings; and
•financial markets view of our clean energy transition and the timing and progress of such transition.
Other factors and disruptions that may impact our access to capital include:
•market conditions generally;
•    economic downturn or recession;
•    instability in the financial markets;
•market pressures, including tightening of lending standards, and/or internal bank balance sheet constraints could prevent and/or lower our lenders' commitments to financings;
•    the overall health of the energy industry and the generation and transmission cooperative sector;
•    negative events in the energy industry, such as a bankruptcy of an unrelated energy company;
•    war or threat of war; and
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
We are exposed to market risks including economic downturns or recessions and instability in the financial markets, which could lead to changes in interest rates and availability of capital in credit markets. The interest rates on future borrowings could be significantly higher than interest rates on our existing debt. As of December 31, 2022, we had $723.6 million of debt with variable rates. The rates on this debt could increase.
We maintain the 2022 Revolving Credit Agreement which provides backup for our commercial paper program. The facility includes a letter of credit sublimit and a commercial paper backup sublimit, and financial covenants for DSR and ECR requirements consistent with the covenants in our Master Indenture. Failure to maintain these financial covenants or other covenants could preclude us from issuing commercial paper or from issuing letters of credit or from borrowing under the 2022 Revolving Credit Agreement.
We must make long-term decisions involving substantial capital expenditures based on current projections of future conditions.
Our decisions to meet our Utility Members’ load demands by construction of new generation, including energy storage facilities, such as batteries, and transmission facilities, by entering into long-term power purchase contracts, or by relying on short-term power purchase markets are based on long-term forecasts. We rely on our forecasts to predict factors affecting our Utility Members’ load demands such as economic conditions, population increases and actions by others in the development of generation and transmission facilities. Even though forecasts are less reliable the farther into the future they extend, we must make decisions based on forecasts that extend decades into the future due to the long-term nature of power purchase contracts, the long lead time necessary to develop and construct new facilities, and the long-term expected useful life of those facilities.
In April 2022, both United Power and NRPPD provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, MPEI provided us a notice to withdraw from membership in us, with a February 1, 2025 withdrawal effective date. These three Utility Members represent 21.0 percent of our Utility Member sales in 2022. See "BUSINESS — MEMBERS – Relationship with Members." While these three Utility Members have provided notices to withdraw, there is no certainty that they will actually withdraw as they have asserted. This uncertainty makes long-term forecasting difficult.
Our Board has established a partial requirements option whereby a Utility Member can request to self-supply up to approximately 50 percent of its load requirements, subject to availability in the open season. During our partial requirements "open season," a total of six Utility Members have been allocated an aggregate of 300 MWs of self-supply. The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. A hearing before an administrative law judge at FERC on our buy-down payment methodology is scheduled to start on October 24, 2023. While six Utility Members elected this partial requirements option, there is no certainty that they will implement this option. This uncertainty makes long-term forecasting difficult.
Our forecasts and actual events may vary significantly, and, as a result, we may not develop the appropriate number or type of generating facilities, rely on technology that becomes less competitive, or install transmission facilities in areas where they are not needed. If we over-estimate the growth in our Utility Members’ demand or Utility Members withdraw, there is no assurance that the price of surplus power or energy from surplus resources would be economical or could be sold without a loss. If we underestimate the growth in our Members’ demand or Utility Members withdraw, we may be required to purchase power or energy at a cost substantially above the cost we would have incurred to obtain the power or generate the energy from owned facilities.
We operate in a capital-intensive industry and therefore debt comprises a majority of our capital structure.
As of December 31, 2022, we had total debt outstanding of approximately $3.0 billion, of which approximately $2.7 billion was secured under our Master Indenture. We have incurred indebtedness primarily to construct, acquire, or make capital improvements to generation and transmission facilities to supply the current and projected electricity requirements of our Utility Members and to meet our other long-term electricity supply obligations. If demand for electricity from our Utility Members and under our long-term power sales agreements is materially less than projected, we might not generate sufficient revenue to meet the DSR and ECR requirements in our Master Indenture or to service our indebtedness. If this occurs, we may be required to raise our rates, revise our plans for capital expenditures and/or restructure our long-term commitments. These actions may adversely affect our operations, and we may be unable to generate sufficient additional revenue to pay our obligations. Further, failure to meet the ECR requirement in our Master Indenture or failure to service the indebtedness secured by the Master Indenture would result in an event of default under the Master Indenture and other loan agreements. Consequently, our results of operations, liquidity and financial condition could be adversely affected.
We expect we will need to construct or acquire additional generation, including energy storage facilities, such as batteries, and transmission facilities to meet our Utility Members’ demands, to comply with new CO2 reduction and RPS/RES legislation, and to implement our Responsible Energy Plan and our Electric Resource Plan, which may require substantial additional capital expenditures that may increase our long-term debt, or for which we may not be able to obtain financing, and may result in development uncertainties for our business.
We are subject to risks associated with our ability to obtain adequate insurance at acceptable costs.
The financial condition of some insurance companies, actual or threatened physical attacks or cyberattacks, natural disasters, and views on climate change and emissions of CO2, among other things, could have disruptive effects on insurance markets. The availability of insurance may decrease or be completely unavailable, and the insurance that we or the operators of our facilities are able to obtain may have higher deductibles, higher premiums, lower insurable amounts, or more restrictive policy terms. These issues could be viewed by lenders as triggering an event of default under certain provisions of certain of our loan agreements if a waiver or amendment cannot be obtained. Further, the insurance policies may not cover all of the potential exposures or the actual amount of loss incurred.
Any losses not covered by insurance, or any increases in the cost of applicable insurance, could adversely affect our results of operations, financial condition and cash flow.
General Risks
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our financial condition could be adversely affected.
We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. We rely on networks, information systems and other technology, including the Internet and third party hosted servers, to support a variety of business processes and activities. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Our generation and transmission assets and information technology systems, or those of our jointly owned plants, could be directly or indirectly affected by deliberate or unintentional cyber incidents. Our industry continues to see an increased volume and sophistication of cyber incidents. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyberattacks by criminal groups or activist organizations, ransomware, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized disclosure of material confidential information, including personally identifiable information. While there have been immaterial incidents of phishing and attempted financial fraud across our system, there has been no material impact on business or operations from these attacks. However, we cannot guarantee that security efforts will prevent breaches, operational incidents, or other breakdowns of information technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future.
In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information about employees, directors, and other third parties, and other confidential information. In some cases, administration of certain functions may be outsourced to third-party service providers that could also be targets of cyberattacks.
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
Failure to attract and retain a qualified workforce could have an adverse effect on our business.
Our business is dependent on our ability to attract, train, and retain employees representing diverse backgrounds, experiences, and skill sets. The competition for talent has become increasingly intense and we may experience increased employee turnover due to this tightening labor market and challenges to attract a qualified workforce. Specialized knowledge is required of our technical employees for construction and operation of facilities. This may pose additional difficulty for us as we work to recruit, retain, and motivate employees in this climate, while maintaining a diverse and inclusive work environment that enables all our employees to thrive. Failure to hire and adequately train and retain employees, including the transfer of significant historical knowledge and expertise to new employees, or future availability and cost of contract labor, may adversely affect our results of operations, financial position and cash flow.
We may be subject to physical attacks.
As operators of energy infrastructure, we are facing heightened risk of physical attacks on our electric systems. Our generation and transmission assets and systems are geographically dispersed and are often in rural or sparsely populated areas which make them especially difficult to adequately detect, defend from, and respond to such attacks. Recent physical attacks on other electric utilities in the United States and the coverage of such attacks by the media has further increased this risk and the risk of copycat attacks.
If, despite our security measures, a significant physical attack occurred, we could have our operations disrupted, property damaged, experience loss of revenues, response costs, and other financial loss; and be subject to increased regulation, litigation, and damage to our reputation, any of which could have a negative impact on our business and results of operations.
We also may have future compliance obligations related to new mandatory and enforceable NERC reliability standards addressing physical security risks for our transmission assets. These standards may require significant expenditures for the installation, maintenance and operation of monitoring systems and other equipment or facilities.

A portion of our workforce is represented by unions. Failure to successfully negotiate collective bargaining agreements, strikes or work stoppages could cause our business to suffer.
Many of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Our current collective bargaining agreements expire in April 2026. Strikes, work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms, enter into new agreements on satisfactory terms or otherwise manage changes in, or that affect, our workforce, which could adversely impact our business, financial condition and results of operations. The terms and conditions of renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
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
Craig Generating Station.  Craig Station is a three‑unit, 1,285 MW coal‑fired electric generating facility located near Craig, Colorado. Craig Station Units 1 and 2 and related common facilities are known as the Yampa Project and jointly owned as tenants in common by us and four other regional utilities pursuant to a participation agreement. We own a 24 percent interest in Craig Station Units 1 and 2, which each have a capacity of 427 MWs and 410 MWs, respectively, and a 100 percent interest in Craig Station Unit 3, which has a capacity of 448 MWs. We are the operating agent for all three units and are responsible for the daily management, administration and maintenance of the facility. The costs associated with operating Craig Station Units 1 and 2 are divided on a pro-rata basis among all the participants. Our total share of Craig Station’s capacity is 648 MWs. On September 1, 2016, we announced that the owners of Craig Station Unit 1 reached an agreement whereby Unit 1 is intended to be retired by December 31, 2025. We and the other joint owners of Craig Station Unit 2 intend to retire Craig Station Unit 2 by September 30, 2028. We intended to retire Craig Station Unit 3 by December 31, 2029.
Laramie River Generating Station.  Laramie River Generating Station is a three-unit, 1,700 MW coal‑fired electric generating facility located near Wheatland, Wyoming and operated by Basin. Laramie River Generating Station and related transmission lines are known as the MBPP and are jointly owned as tenants in common by us and three other regional utilities pursuant to a participation agreement. We own a 28.5 percent interest in the total capacity of the facility. Certain costs associated with operating the facility are divided on a pro-rata basis among the participants, while other costs are shared in proportion to the generation scheduled and energy produced for each participant. Laramie River Generating Station Unit 1 is connected to the Eastern Interconnection, while Units 2 and 3 are connected to the Western Interconnection. Our share of Laramie River Generating Station’s total capacity is 484 MWs, which we receive out of Units 2 and 3.
Springerville Generating Station Unit 3.  Springerville Unit 3, located in east‑central Arizona, is a 419 MW unit that is part of a four-unit, 1,578 MW coal‑fired electric generating facility operated by TEP. Under contractual agreements, we, as the lessee of Springerville Unit 3, are taking 419 MWs of capacity from the unit and selling 100 MWs of such capacity to Salt River Project, and were selling 100 MWs of such capacity to PNM through September 2022. We own a 51 percent equity interest (including the 1 percent general partner equity interest) in Springerville Partnership, which owns Springerville Unit 3. Our leasehold interest, as the lessee of Springerville Unit 3, is subject to the lien of our Master Indenture, but Springerville Unit 3 is not subject to the lien of our Master Indenture. Springerville Unit 3 is subject to a mortgage and lien to secure the Springerville certificates.

Burlington Generating Station.  Burlington Generating Station consists of two 55 MW simple-cycle combustion turbines that operate on fuel oil and is located in Burlington, Colorado. The units are primarily operated during periods of peak demand. Burlington Generating Station is wholly owned and operated by us.
J.M. Shafer Generating Station.  J.M. Shafer Generating Station is a 272 MW, natural gas-fired, combined-cycle generating facility located near Fort Lupton, Colorado, which is primarily operated to provide intermediate load generating capacity.
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
Transmission
As of December 31, 2022, we own, lease, or have undivided percentage interest in transmission lines as described in the following table (estimated miles based on Geographic Information System):

Voltage (kV)	Miles
69	56
115	3,322
138	173
230	1,198
345	1,100
Total	5,849
We are an ownership participant in the MBPP (Laramie River Generating Station) and Yampa Project (Craig Station Units 1 and 2) transmission systems and have ownership interests or capacity rights in several other transmission line participation projects. Transmission investment also includes ownership or major equipment ownership in 422 substations and switchyards. All our interests in these facilities or agreements, as applicable, are subject to the lien of our Master Indenture.
Coal Mines
We, through our wholly owned subsidiary Colowyo Coal, own the Colowyo Mine, which is a surface mine located near Craig, Colorado. The Colowyo Mine is our only mine that we own that has active mining operations. In January 2020, we announced that our Board approved the early retirement of the Colowyo Mine. The Colowyo Mine is expected to cease coal production by 2030, at which time operations would turn entirely to reclamation.
We, through our wholly owned subsidiary Elk Ridge, also own the New Horizon Mine, which is located near Nucla, Colorado. The New Horizon Mine is in post-reclamation monitoring and no longer produces coal.
ITEM 3.    LEGAL PROCEEDINGS
Information required by this Item is contained in "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8.
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
We are owned entirely by our forty-five Members. We have three classes of membership: Class A- utility full requirements members, Class B - utility partial requirements members, and Non-Utility Members. For our forty-two Class A members, we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members, and therefore all our Utility Members are currently Class A members. We have three Non-Utility Members. Thirty-eight of our Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. We became regulated as a public utility under Part II of the FPA on September 3, 2019 when we admitted a Non-Utility Member, MIECO, Inc. (non-governmental/non-electric cooperative entity), as a new Member/owner.
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases. We own, lease, have undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,355 MWs, of which approximately 1,366 MWs comes from renewables.
In 2022, we sold 18.6 million MWhs, of which 88.8 percent was to Utility Members. Total revenue from electric sales was $1.4 billion for the year ended December 31, 2022, of which 82.4 percent was from Utility Member sales. Our results for the year ended December 31, 2022 were primarily impacted by drought conditions and lower coal‑fired generating facility availability, which resulted in increased energy demand, increased expenses and increased rate stabilization measures.
•Utility Member electric sales increased $51.9 million, or 4.5 percent, primarily due to higher sales volume as load returned to pre-pandemic levels and drought conditions in the West created greater demand for irrigation and higher temperatures resulted in increased cooling needs.
•Non-member electric sales increased $48.4 million, or 42.2 percent, primarily due to higher long-term and short-term market sales during 2022.
•Rate stabilization represents recognition of income from withdrawal of former Utility Members from membership in us or non-member electric sales revenue that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $95.6 million of previously deferred membership withdrawal income during 2022 compared to $78.5 million of previously deferred non-member electric sales revenue during 2021 as part of our rate stabilization measures.
•Purchased power expense increased $28.0 million, or 7.3 percent, primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2022.
•Fuel expense increased $93.0 million, or 39.4 percent, primarily due to higher natural gas prices resulting from increased demand and constraints on supply resulting from market conditions, along with higher transportation costs for coal.
•General and administrative expense increased $22.4 million, or 39.1 percent, primarily due to lower recoveries of general and administrative costs from joint project activities, an increase in outside professional services and an overall increase in expenses related to general and administration labor and benefits.
•Other operating expenses increased $46.3 million primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates of the environmental reclamation obligation at the New Horizon Mine.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of December 31, 2022, 21 Utility Members have enrolled in this program with capacity totaling approximately 141 MWs of which 131 MWs are in operation. See "BUSINESS – MEMBERS" for a description of our wholesale electric service contract.
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
Under the new partial requirements membership construct, Utility Members can request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the open season, in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. During our partial requirements "open season," a total of six Utility Members have been allocated an aggregate of 300 MWs of self-supply. No Utility Member has executed a partial requirements contract to become a Class B member.
The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. Our Board-approved buy-down payment methodology for a Class A member to become a Class B member was accepted by FERC in 2020, subject to refund. FERC referred it to FERC's hearing and settlement procedures. In December 2022, FERC rejected a proposed settlement agreement that we filed in April 2022 related to our buy-down payment methodology because United Power contested it. A hearing on our buy-down payment methodology is scheduled to start on October 24, 2023. For further information see “BUSINESS – MEMBERS - Relationship with Members”.
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In September 2021, we filed with FERC a modified contract termination payment methodology tariff. The modified contract termination payment methodology is designed to protect the financial interests of our remaining Utility Members should a Utility Member elect to withdraw from membership in us. Our September 2021 tariff filing includes requirements for a two-year notice and the payment of a contract termination payment to us. In simple terms, our modified contract termination payment amount is the greater of (i) the withdrawing Utility Member's debt covenant obligation, and (ii) the projected revenue the withdrawing Utility Member contractually agreed to pay over the remaining term of its wholesale electric service contract, less certain offsetting revenues we could earn by reselling the withdrawing Utility Member's share of energy and capacity and the net present value of the withdrawing Utility Member's patronage capital. The Utility Member's debt covenant obligation is its pro rata share of our total debt and other obligations. In October 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology.
A hearing on our modified contract termination payment methodology occurred in May 2022 before an administrative law judge at FERC. We, United Power, certain of our Utility Members, other parties, and FERC trial staff all presented different contract termination payment methodologies or adjustments thereto. On September 29, 2022, the administrative law judge issued an initial decision, which determined that the different contract termination payment methodologies by United Power, certain of our other Utility Members, and us were not just and reasonable. The administrative law judge endorsed the FERC trial staff methodology, with significant adjustments suggested by us. The administrative law judge's initial decision favorably discusses the concept of rate-neutrality to our remaining Utility Members and stated that the FERC trial staff's proposal, with our recommended changes, "appears to achieve an exit fee close to that of" our debt covenant obligation set forth in our contract termination payment methodology tariff. The judge's initial decision did not include a contract termination payment number. We and United Power have differing positions on the contract termination payment number based upon the initial decision, with United Power's number much lower. In October 2022, we, United Power, certain other Utility Members, and other parties filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions are pending before the Commissioners of FERC for a decision. For further information see “BUSINESS – MEMBERS - Relationship with Members”.
On April 29, 2022, both United Power and NRPPD provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, MPEI provided us a notice to withdraw from membership in us, with a

February 1, 2025 withdrawal effective date. These three Utility Members comprised 21.0 percent of our Utility Member revenue and 16.7 percent of our operating revenue in 2022.
In July 2021, United Power's first amended complaint for declaratory judgement and damages against us and our Non-Utility Members was deemed filed alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our Bylaws and our wholesale electric service contract with United Power. The first amended complaint also asserts that our addition of the Non-Utility Members violated Colorado law. A jury trial is scheduled for June 2023. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
Responsible Energy Plan and Colorado Electric Resource Plan
Responsible Energy Plan
In July 2019, our Board established that we would pursue a transition to a cleaner energy portfolio by developing a Responsible Energy Plan. In January 2020, we released our Responsible Energy Plan. With our Responsible Energy Plan, we are implementing a clean energy transition while being responsible to our employees, Members, communities, and environment. The plan was developed with input from our Board, our Utility Members and external stakeholders. Our plan is dynamic and will change as Utility Members' needs change, new technologies become available and market conditions evolve. Over the past two years, we and our Utility Members have made great strides implementing the plan, which has allowed us to set new goals beyond those identified in January 2020. Some of the highlights of the Responsible Energy Plan include:

•eliminating all emissions from our coal-fired generating facilities in Colorado and New Mexico by 2030;
•by 2025, 50 percent of the electricity our Utility Members use is expected to come from clean energy sources;
•more local renewables for Utility Members through contract flexibility;
•promoting participation in a regional transmission organization; and
•expanding electric vehicle infrastructure and beneficial electrification.

For further information regarding our Responsible Energy Plan, see "BUSINESS – MEMBERS – Responsible Energy Plan."

Colorado Electric Resource Plan
In December 2020, we filed our first Phase I Electric Resource Plan under COPUC rules related to electric resource plans, which contained our Preferred Plan. In September 2021, we submitted to the COPUC our Revised Preferred Plan in connection with Phase I of our 2020 Electric Resource Plan that modeled the addition of 2,050 MWs of additional renewable resources and more than 200 MWs of electric storage during the resource acquisition period of 2021 to 2030. In January 2022, we reached a comprehensive settlement agreement that was filed with the COPUC for approval. In March 2022, the administrative law judge for the COPUC recommended approval of the settlement agreement and the approval became effective in April 2022. The settlement agreement sets emissions reduction targets for our wholesale electricity sales in Colorado as follows: at least 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030, with respect to the verified 2005 baseline. See "BUSINESS – POWER SUPPLY RESOURCES – Resource Planning."
With the settlement agreement approved, we began Phase II of our 2020 Electric Resource Plan and issued in May 2022 a request for proposal of capacity and energy bids, with a focus on projects that support emissions reductions. In February 2023, we filed our 2020 Electric Resource Plan Phase II implementation report identifying our preferred portfolio for resource acquisitions in the 2025-2026 timeframe. The Phase II modeling filed with the COPUC indicates selection of 200 MWs of new wind resources for 2026, subject to COPUC approval.
In April 2022, we made a filing with the COPUC for the retirement of our 85 MW natural gas-fired, combined-cycle Rifle Generating Station. In September 2022, the COPUC issued a decision approving our filing and our Rifle Generating Station was retired on September 30, 2022.
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
Factors Affecting Results
Master Indenture
Our Master Indenture requires us to establish, subject to any necessary regulatory approvals, rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historic and pro forma basis. Our DSR is calculated by dividing (x) our Net Margins Available for Debt Service (as defined in our Master Indenture), which is equal to our net margins for a period plus amounts deducted for the period to pay or make provision for interest on debt (including capitalized interest other than Allowance for Funds Used During Construction), lease expense, income tax expense, amortization of debt discount or premium, and depreciation and certain other non-cash items by (y) our Annual Debt Service Requirement (as defined in our Master Indenture), which is generally equal to the principal of, premium, if any, and interest (whether capitalized or expensed) on all of our debt and lease payments which become due in the applicable fiscal year or 12‑month period at maturity or stated maturity, subject to special calculation rules applicable to specific types of debt (such as balloon debt). For purposes of the DSR calculation, we are permitted to exclude from the Annual Debt Service Requirement principal and interest on debt if the debt is paid or to be paid from defeasance obligations which have been irrevocably deposited or set aside in trust for payment of such debt. Our failure to achieve the required DSR is not a default under the Master Indenture as long as a plan is timely adopted and being implemented and no payment default has occurred. However, subject to certain limited exceptions, we cannot issue additional secured obligations under the Master Indenture unless the DSR for the prior fiscal year (or period of prior 12 consecutive months) is at least 1.10 and the estimated DSR for the current and next two years (or, if applicable, two years following the anticipated commercial operation date of the assets being financed) is at least 1.10. We estimate that our DSR for the twelve months ended December 31, 2022 was 1.16.
Our Master Indenture also requires us to maintain an ECR at the end of each fiscal year of at least 18 percent. Our ECR equals our equity divided by the sum of our debt plus equity. Equity primarily consists of our aggregate net margins that we have not distributed in cash to our Members. Debt includes our indebtedness for borrowed money and capitalized leases but excludes indebtedness for which defeasance obligations (i.e., non-callable obligations of the United States) have been irrevocably deposited in trust. Our failure to maintain the ECR at the end of any given fiscal year would result in an event of default under the Master Indenture and restrict our ability to issue additional secured obligations under the Master Indenture. We estimate that as of December 31, 2022, our ECR was 24.70 percent.
As of December 31, 2022, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Pursuant to the Master Indenture, the DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP. The DSR and ECR calculated in accordance with FERC's system of accounts are not finalized and are subject to final adjustment.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Utility Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. To date, we have retired approximately $513.2 million of patronage capital to our Utility Members.
Pursuant to our Board Policy for Financial Goals and Capital Credits, we set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. This policy establishes a goal of our Board on an annual or quarterly basis to either defer revenues and incomes as a regulatory liability or recognize previously deferred revenues and incomes (as available) in an amount that will result in a DSR equal to a DSR goal for the applicable year as set forth in the policy. As allowed by our Bylaws, the deferral or recognition of previously deferred revenues and income is for the purpose of stabilizing margins and limiting rate increases from year to year. We recognized $95.6 million of previously deferred membership withdrawal income during 2022. In order to meet our 2023 financial goals, we expect to recognize substantially all previously deferred membership withdrawal income during 2023.
Our Board Policy for Financial Goals and Capital Credits, subject to change or waiver by our Board, originally set a 2022 DSR goal of 1.195 for the twelve months ended December 31, 2022 and a 2022 consolidated equity to capitalization ratio goal of 24.0 percent as of December 31, 2022. In October 2022, our Board reduced the 2022 DSR goal to reduce the amount of previously deferred membership withdrawal income needed to be recognized for rate stabilization for 2022, but to maintain a margin of no less than zero dollars. This lower 2022 DSR goal resulted in zero margins for 2022, but is expected to exceed the requirements under our Master Indenture of 1.10. In addition, our 2022 consolidated equity to capitalization ratio, which goal remained unchanged, is expected to exceed the financial goal of 24.0 percent as of December 31, 2022. This policy, subject to change or waiver by our Board, sets a DSR goal of 1.200 for the twelve months ended December 31, 2023 and a consolidated equity to capitalization ratio goal of 24.5 percent as of December 31, 2023. Our Board may elect to change or waive the DSR or consolidated equity to capitalization ratio goal for 2023 or other future years.

Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market-based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market-based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of 2 percent starting from March 1, 2021 until the first anniversary and 4 percent reduction (additional 2 percent reduction) on March 1, 2022 until the date a new Class A wholesale rate schedule goes into effect. See "Note 15—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from wholesale electric power sales to our non-member purchasers is primarily pursuant to our market-based rate authority.
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
Our Class A rate schedule (A-40) was filed at FERC as a “stated rate.” While our Board still has authority to determine our rates, those rates, including any change to the rate or rate structure, must be approved by FERC subject to outside comments. As part of the FERC approved settlement agreement, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule, at least through May 31, 2023. A rate design committee consisting of a representative from each Utility Member developed a new rate design to our Utility Members that will be recommended to our Board. We expect to file with FERC a new rate schedule to our Utility Members in the summer of 2023.
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
Results of Operations
General
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non‑member purchasers. See “—Factors Affecting Results – Rates and Regulation” for a description of our energy and demand rates to our Utility Members. Long‑term contract sales to non‑members generally include energy and demand components. Short-term sales to non‑members are generally sold at market prices after consideration of incremental production costs. Demand billing to non‑members are typically billed per kilowatt of capacity reserved or committed to that customer.

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
Impacts of Supply Chain and Inflation
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing shortages of critical items and longer lead-times on the procurement of certain materials and equipment, along with interruptions in production and shipping. Supply chain disruptions and inflation have contributed to higher prices for materials and equipment. We are also experiencing increased fuel costs for natural gas and costs for transportation of coal. Various rail transportation issues have caused transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis and have resulted in lower than normal coal inventories at certain of our generating facilities that have resulted in reduced operations at such facilities. We continue to monitor and are currently evaluating potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions.
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
Year ended December 31, 2022 compared to year ended December 31, 2021
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non‑member purchasers. Other operating revenue consists primarily of wheeling, transmission and coal sales revenue. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWhs by type of purchaser for 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Period-to-Period Change
	2022	2021	Amount	Percent
Operating revenues
Utility Member electric sales	$1,213,234	$1,161,291	$51,943	4.5%
Non-member electric sales	163,355	114,908	48,447	42.2%
Rate stabilization	95,613	78,457	17,156	21.9%
Provision for rate refunds	(51)	(10,196)	10,145	(99.5)%
Other	61,420	56,341	5,079	9.0%
Total operating revenues	$1,533,571	$1,400,801	$132,770	9.5%

Energy sales (in MWh):
Utility Member electric sales	16,525,315	15,676,830	848,485	5.4%
Non-member electric sales	2,077,532	1,911,059	166,473	8.7%
	18,602,847	17,587,889	1,014,958	5.8%

•Utility Member electric sales revenue increased primarily due to higher sales volume as load returned to pre-pandemic usage levels and drought conditions in the West created greater demand for irrigation and higher temperatures, which resulted in increased cooling needs.
•Non-member electric sales revenue increased primarily due to a higher average price of 45.4 percent for short-term market sales in 2022 compared to the same period in 2021. Additionally, long-term sales increased 100,264 MWhs, or 17.4 percent, to 675,307 MWhs in 2022 compared to 575,043 MWhs for the same period in 2021. The increase in long-term sales was due to higher sales from Springerville Unit 3 to Salt River Project. Short-term market sales increased 66,209 MWhs, or 4.8 percent, to 1,402,225 MWhs in 2022 compared to 1,336,016 MWhs for the same period in 2021.
•Rate stabilization represents recognition of income from withdrawal of former Utility Members from membership in us or non-member electric sales revenue that was previously deferred in accordance with accounting requirements related to regulated operations. In 2022, we recognized $95.6 million of previously deferred membership withdrawal income compared to $78.5 million of previously deferred non-member electric sales revenue during the same period in 2021. See “—Factors Affecting Results – Rates and Regulation” for additional information.
•Provision for rate refunds represents refund of certain revenues based on a FERC order. During the third quarter of 2022, an accrual was recorded in the amount of $2.0 million related to an estimate of the amount to be refunded from power sales in the WACM balancing authority area due to FERC's revocation of our market-based rate authority in the WACM balancing authority area. As required by FERC, in December 2022, we distributed refunds with applicable interest of $2.7 million. The $2.7 million impact to provision for rate refunds was offset by our recognition of a favorable accrual adjustment of $2.9 million related to the energy sales to third parties in excess of the soft-cap price for short-term spot market sales. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information. During 2021, an accrual was recorded in the amount of $9.8 million related to a settlement agreement on our transmission service rates, including our OATT and annual transmission revenue requirements. In March 2022, FERC approved this settlement agreement and refunds were subsequently issued.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Period-to-Period Change
	2022	2021	Amount	Percent
Operating expenses
Purchased power	$409,513	$381,477	$28,036	7.3%
Fuel	329,046	236,089	92,957	39.4%
Production	177,413	185,016	(7,603)	(4.1)%
Transmission	175,889	182,327	(6,438)	(3.5)%
General and administrative	79,640	57,243	22,397	39.1%
Depreciation, amortization and depletion	184,047	190,237	(6,190)	(3.3)%
Coal mining	9,899	5,323	4,576	86.0%
Other	53,509	7,191	46,318	644.1%
Total operating expenses	$1,418,956	$1,244,903	$174,053	14.0%
•Purchased power expense increased primarily due to an increase of 89,360 MWhs, or 1.0 percent, purchased in 2022 compared to the same period in 2021, primarily from our long-term renewable sources, coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility, and outages at certain generating facilities, which resulted in higher short-term purchases of power in 2022. Additionally, the average price was 6.4 percent higher during the twelve months ended December 31, 2022 compared to the same period in 2021.

•Fuel expense was higher primarily due to an increase of 64.5 percent in the average cost of natural gas prices in 2022 compared to the same period in 2021 resulting from increased demand and constraints on supply resulting from market conditions. Additionally, fuel expense was higher due to a 937,487 MWh, or 11.3 percent, increase in generation by our coal-fired generating facilities and higher transportation costs for coal.
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities, an increase in outside professional services and an overall increase in expenses related to general and administration labor and benefits.
•Other operating expenses increased primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at the New Horizon Mine.
Year ended December 31, 2021 compared to year ended December 31, 2020
For discussion of our results of operations comparing the year ended December 31, 2021 to the year ended December 31, 2020, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on March 9, 2022.
Financial Condition as of December 31, 2022 compared to December 31, 2021
Assets
Investments in other associations increased $14.4 million, or 8.8 percent, to $177.5 million as of December 31, 2022 compared to $163.1 million as of December 31, 2021. The increase was primarily due to a Basin patronage capital allocation of $18.4 million and a CoBank patronage capital allocation of $7.0 million partially offset by patronage capital retirements of $11.7 million (primarily due to a Basin patronage capital retirement of $5.2 million received in December 2022).
Coal inventory decreased $25.0 million, or 41.8 percent, to $34.7 million as of December 31, 2022 compared to $59.7 million as of December 31, 2021. The decrease was due to more coal consumed than delivered during 2022 at the Craig Station (coal inventory is steadily declining at Craig Station as the facility gets nearer to closure). Additionally, coal inventory at Springerville Unit 3 decreased due to shipping delays.
Materials and supplies inventory increased $6.3 million, or 7.2 percent, to $93.5 million as of December 31, 2022 compared to $87.2 million as of December 31, 2021. The increase was primarily due to higher prices caused by disruptions in the global supply chain for the procurement and delivery of inventory-related items.
Regulatory assets decreased $15.3 million to $650.4 million as of December 31, 2022 compared to $665.7 million as of December 31, 2021. The change in regulatory assets was primarily impacted by the recognition of additional asset retirement obligations of $25.4 million at the Escalante and Nucla Generating Stations during 2022 and the recognition of $3.7 million during 2022 related to the deferred impairment loss at Rifle Generating Station. These increases were partially offset by amortization of $44.9 million to depreciation, amortization and depletion expense and recovered from our Utility Members through rates.
Equity and Liabilities
Long-term debt decreased $231.9 million, or 7.5 percent, to $2.870 billion as of December 31, 2022 compared to $3.102 billion as of December 31, 2021. The total decrease of $232.0 million was primarily due to debt payments of $232.9 million (principally $116.7 million for the First Mortgage Bonds, Series 2014E-1, $50.4 million of CoBank and CFC debt, $44.4 million for the Springerville certificates, and $21.2 million for the First Mortgage Bonds, Series 2016A). During 2022, we repurchased and cancelled $138.1 million of our First Mortgage Bonds, Series 2014E-1, our First Mortgage Bonds, Series 2010A, and our First Mortgage Bonds, Series 2016A with cash and short-term borrowings, of which, $100 million was related to a bond tender offer for the First Mortgage Bonds, Series 2014E-1. See "Liquidity and Capital Resources" for more information on the tender offer.
Short-term borrowings increased $224.1 million to $274.1 million as of December 31, 2022 compared to $50.0 million as of December 31, 2021. The increase was due to commercial paper activity during 2022 primarily related to early repurchase and cancellation of certain of our bonds.
Regulatory liabilities decreased $96.1 million, or 65.8 percent, to $49.9 million as of December 31, 2022 compared to $146.0 million as of December 31, 2021. The decrease was primarily due to the recognition of $95.6 million of previously deferred membership withdrawal income. In order to better align with our financial goals, we recognize deferred revenue and income on a quarterly basis when it is reasonably estimable that recognition is required to meet our financial goals during 2022.
Asset retirement and environmental reclamation obligations increased $101.2 million, or 121.6 percent, to $184.5 million as of December 31, 2022 compared to $83.3 million as of December 31, 2021. The increase was primarily due to the recording of an additional environmental obligation of $44.9 million related to revised cost estimates at the New Horizon Mine, additional asset retirement obligations of $12.1 million related to an update in cost estimates at the Colowyo Mine, and additional asset retirement obligations of $36.8 million related to an update in cost estimates for obligations related to our ponds, ash land fill and post-closure reclamation and monitoring at various generating facilities.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of December 31, 2022, we had $105.9 million in cash and cash equivalents. Our committed credit arrangement as of December 31, 2022 is as follows (dollars in thousands):

	Authorized Amount		Available December 31, 2022
2022 Revolving Credit Agreement	$520,000	(1)	$246,000	(2)
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable at December 31, 2022 was $274 million which was dedicated to support outstanding commercial paper.
On April 25, 2022, our prior revolving credit agreement, dated April 25, 2018, between us and CFC, as administrative agent, was amended and restated with the 2022 Revolving Credit Agreement with CFC as lead arranger and administrative agent in the amount of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $226 million of the commercial paper back-up sublimit remained available as of December 31, 2022. As of December 31, 2022, we had $246 million of availability under the 2022 Revolving Credit Agreement.
The 2022 Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.125 percent as of December 31, 2022) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of December 31, 2022) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.125 percent as of December 31, 2022) based on our credit ratings. We had no outstanding borrowings as of December 31, 2022.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million at December 31, 2022, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of December 31, 2022, we had $274 million of commercial paper outstanding (prior to netting discounts) and $226 million available on the commercial paper back-up sublimit.
On October 3, 2022, we remarketed our Moffat County, CO pollution control revenue bonds on their mandatory tender date into a new 5-year term rate mode at 2.9 percent ending October 1, 2027.
On July 26, 2022 we completed a tender offer in an aggregate amount of $100 million of our First Mortgage Bonds, Series 2014E-1 (due 2024). We paid a total of $100.2 million in aggregate for the purchase of the bonds, including early tender payments. The transaction was funded using available cash and short-term borrowings.

In addition to the July 2022 tender offer, we have previously purchased our outstanding debt through cash purchases in open market purchases. In the future, we may from time to time purchase additional outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise and may continue to seek to retire or purchase our outstanding debt. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We are mindful of our debt and its maturities, and we continually evaluate options to ensure that our balance sheet and capital structure are aligned with our business and the long-term health of our company.
Our material cash requirements include the following contractual and other obligations.
Debt. As of December 31, 2022, we had $3.0 billion in outstanding obligations, including approximately $2.7 billion of debt outstanding under our Master Indenture, with $92.9 million payable in 2023. We have total future interest payments of $1.9 billion, with $147.9 million payable in 2023.
Construction Obligations. As of December 31, 2022, we had $56.5 million in contractual obligations to complete certain construction projects associated with our generating facilities and transmission system, with $19.6 million payable in 2023.
Coal Purchase Obligations. As of December 31, 2022, we had $165.9 million in contractual obligations to purchase coal for our generating facilities under long‑term contracts that expire between 2024 and 2041, including $30.6 million payable in 2023. These contracts require us to purchase a minimum quantity of coal at prices that are subject to escalation clauses that reflect cost increases incurred by the suppliers and market conditions. This does not include any coal purchase obligations with our subsidiaries.
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the 2022 Revolving Credit Agreement.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.
Year ended December 31, 2022 compared to year ended December 31, 2021
Operating activities. Net cash provided by operating activities was $152.6 million in 2022 compared to $169.9 million in 2021, a decrease of $17.3 million. The decrease in net cash provided by operating activities was impacted by higher purchase power expense, higher natural gas prices, timing of payment of trade payables and lower cash deposits related to interconnection customers.
Investing activities. Net cash used in investing activities was $126.1 million in 2022 compared to $131.4 million in 2021, a decrease in net cash used in investing activities of $5.3 million. The decrease in net cash used in investing activities was primarily due to timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash used in financing activities was $21.0 million in 2022 compared to $65.4 million in 2021, a decrease in net cash used in financing activities of $44.4 million. The decrease in net cash used in financing activities was primarily due to commercial paper activity during 2022 principally related to early repurchase and cancellation of certain bonds partially offset by higher payments of long-term debt of $138.1 million.
Year ended December 31, 2021 compared to year ended December 31, 2020
For discussion of our cash flow comparing 2021 to 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow” in Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on March 9, 2022.
Capital Expenditures
We forecast our capital expenditures annually as part of our long‑term planning. We regularly review these projections to update our calculations to reflect changes in our future plans, facility closures, facility costs, market factors and other items affecting our forecasts. After taking into account our Responsible Energy Plan, in the years 2023 through 2027, we forecast that we may invest approximately $997 million in new facilities and upgrades to our existing facilities. Our investment forecast for new facilities and upgrades to existing facilities by capital expenditure category is as follows (dollars in thousands):

	2023	2024	2025	2026	2027	Total
Generation	$35,666	$13,223	$50,834	$58,845	$53,806	$212,374
Transmission	117,319	150,169	164,888	98,429	126,722	657,527
General Plant	38,651	28,608	20,337	19,232	19,931	126,759
Total Capital Expenditures	$191,636	$192,000	$236,059	$176,506	$200,459	$996,660
Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and our Revised Preferred Plan in conjunction with Phase I of our 2020 Electric Resource Plan filed with the COPUC, Utility Member load growth or Utility Member withdraws, partial requirements, availability of necessary permits, regulatory changes, environmental requirements, inflation, construction delays and costs, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
Capital projects include several transmission projects to improve reliability and load-serving capability throughout our Utility Members' service territories.
Rating Triggers
Our current senior secured ratings are “A3 (negative outlook)” by Moody’s, “BBB+ (negative outlook)” by S&P, and “A- (stable outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.
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
We currently have contracts that require adequate assurance of performance. These include organized markets contracts, natural gas supply contracts and financial risk management contracts. Some of the contracts are directly tied to us maintaining investment grade credit ratings by S&P and Moody’s. We may enter into additional contracts which may contain similar adequate assurance requirements. If we are required to provide such adequate assurances, we do not believe the amounts will be significant or that they will have a material adverse effect on our financial condition or our future results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fair Value of Debt
The fair values of debt were estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements. These valuation assumptions utilize observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs). The carrying amounts and fair values of our debt as of December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,981,481	$2,725,606	$3,214,427	$3,759,991
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
We have available for our use approximately 440 MWs of simple-cycle turbine capacity that is capable of operating on either natural gas or distillate fuel oil. We also have available for our use approximately 110 MWs of distillate fuel oil‑only simple-cycle turbine capacity, and 272 MWs of our gas‑only combined-cycle capacity, which affords substantial flexibility in meeting our obligations to serve our Utility Members. In 2022, these resources provided approximately 4.4 percent of our energy available for sale. We expect the use of our natural gas-fired generating facilities to increase with the addition of new renewable resources and the closure of our coal-fired generating facilities.
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
As of December 31, 2022, we were exposed to the risk of changes in interest rates related to our $723.6 million of variable rate debt, comprised of $152.2 million of variable rate CFC notes, $296.4 million of variable rate CoBank notes, and $275 million of variable rate commercial paper notes. As of December 31, 2022, the weighted average interest rate on this variable rate debt was 5.29 percent.
We recently amended our variable rate loan documents with CFC and replaced the LIBOR based rate with Term SOFR. We are in the process of amending our loan documents with CoBank for LIBOR based term loans and replacing the reference rate with Term SOFR prior to the discontinuation of the LIBOR rate in June 2023.
Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of December 31, 2022, we had 22.2 percent of our total debt in variable rate loans. An increase in interest rates of 100 basis points would increase our annual debt service by approximately $7.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors of Tri‑State Generation and Transmission Association, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Tri-State Generation and Transmission Association, Inc. (the “Association”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Association at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.
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

Asset Retirement and Environmental Reclamation Obligations – Coal Mines

Description of the matter
As discussed in Note 2 and Note 4 to the consolidated financial statements, the Association’s obligations for the final reclamation costs and post-reclamation monitoring of the Association’s coal mines are recognized at management's estimated fair value at the time the obligations are incurred and capitalized as part of the related long-lived asset or reflected in earnings in the period an estimate is revised, as applicable. As changes in estimates occur, such as mine plans, estimated costs and timing of reclamation activities, the Association makes revisions to the asset retirement obligation at the appropriate discount rate.

Auditing the Association’s asset retirement and environmental obligations for coal mines required us to make subjective auditor judgements because the estimates underlying the determination of the obligations were based on significant assumptions utilized by management and their engineering staff. In particular, the fair value calculations of the asset retirement and environmental reclamation obligations is based on, among other things, estimates of disturbed areas, reclamation costs, timing of reclamation activities, and probability of outcomes.

How we addressed the matter in our audit
To audit the asset retirement and environmental reclamation obligations for coal mines, our procedures included evaluating the appropriateness of the Association’s methodology and testing significant assumptions, as discussed above, and the underlying data used by the Association in its estimate. To assess the estimates of disturbed areas, reclamation costs, timing of reclamation activities, and probability of outcomes, we evaluated significant changes from the prior year estimate and verified consistency between the timing of activities to the projected mine life or reclamation plan. We also considered the appropriateness of the estimated reclamation costs for coal mines, compared anticipated labor and equipment costs to recent operating data and third-party evidence including common industry references, and recalculated management’s estimate. We involved our specialists in our assessment of the Association’s asset retirement and environmental reclamation obligations including reviewing the Association’s methodology, interviewing members of the Association’s engineering staff, evaluating the reasonableness of the cost estimates and assumptions, and assessing completeness of the estimate with respect to regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Association’s auditor since 1977.

Denver, Colorado
March 10, 2023

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Property, plant and equipment
Electric plant
In service	$5,659,423	$5,606,732
Construction work in progress	81,555	107,636
Total electric plant	5,740,978	5,714,368
Less allowances for depreciation and amortization	(2,392,363)	(2,367,197)
Net electric plant	3,348,615	3,347,171
Other plant	954,144	1,093,922
Less allowances for depreciation, amortization and depletion	(694,774)	(823,087)
Net other plant	259,370	270,835
Total property, plant and equipment	3,607,985	3,618,006
Other assets and investments
Investments in other associations	177,477	163,097
Investments in and advances to coal mines	1,914	2,273
Restricted cash and investments	4,257	4,101
Other noncurrent assets	15,828	15,873
Total other assets and investments	199,476	185,344
Current assets
Cash and cash equivalents	105,852	100,555
Restricted cash and investments	573	480
Deposits and advances	34,233	34,042
Accounts receivable—Members	103,246	95,630
Other accounts receivable	32,436	21,571
Coal inventory	34,723	59,701
Materials and supplies	93,514	87,234
Total current assets	404,577	399,213
Deferred charges
Regulatory assets	650,421	665,693
Prepayment—NRECA Retirement Security Plan	10,745	16,117
Other	40,445	35,139
Total deferred charges	701,611	716,949
Total assets	$4,913,649	$4,919,512
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$984,865	$994,865
Accumulated other comprehensive loss	(468)	(1,460)
Noncontrolling interest	126,180	119,100
Total equity	1,110,577	1,112,505
Long-term debt	2,869,963	3,101,870
Total capitalization	3,980,540	4,214,375
Current liabilities
Member advances	17,070	17,217
Accounts payable	109,109	105,965
Short-term borrowings	274,102	49,997
Accrued expenses	42,506	32,882
Current asset retirement obligations	5,419	7,003
Accrued interest	25,431	25,716
Accrued property taxes	36,477	33,877
Current maturities of long-term debt	92,920	93,039
Total current liabilities	603,034	365,696
Deferred credits and other liabilities
Regulatory liabilities	49,931	146,021
Deferred income tax liability	19,275	18,987
Asset retirement and environmental reclamation obligations	181,588	83,278
Other	68,374	78,319
Total deferred credits and other liabilities	319,168	326,605
Accumulated postretirement benefit and postemployment obligations	10,907	12,836
Total equity and liabilities	$4,913,649	$4,919,512
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations
(dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating revenues
Member electric sales	$1,213,234	$1,161,291	$1,196,232
Non-member electric sales	163,355	114,908	90,382
Rate stabilization	95,613	78,457	12,136
Provision for rate refunds	(51)	(10,196)	—
Other	61,420	56,341	53,545
	1,533,571	1,400,801	1,352,295

Operating expenses
Purchased power	409,513	381,477	335,814
Fuel	329,046	236,089	234,844
Production	177,413	185,016	171,188
Transmission	175,889	182,327	170,933
General and administrative	79,640	57,243	69,796
Depreciation, amortization and depletion	184,047	190,237	185,243
Coal mining	9,899	5,323	11,691
Other	53,509	7,191	15,126
	1,418,956	1,244,903	1,194,635

Operating margins	114,615	155,898	157,660

Other income
Interest	4,447	3,609	4,218
Capital credits from cooperatives	26,185	9,466	11,803
Other	10,027	4,152	1,831
	40,659	17,227	17,852

Interest expense
Interest	148,609	143,328	151,423
Interest charged during construction	(1,486)	(3,786)	(6,088)
	147,123	139,542	145,335

Income tax expense (benefit)	(249)	295	(534)

Net margins including noncontrolling interest	8,400	33,288	30,711
Net margin attributable to noncontrolling interest	(8,400)	(6,942)	(5,590)
Net margins attributable to the Association	$—	$26,346	$25,121
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Net margins including noncontrolling interest	$8,400	$33,288	$30,711
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(333)	(108)	—
Unrecognized prior service credit on postretirement benefit obligation	—	5,698	—
Unrecognized actuarial gain on postretirement benefit obligation	32	784	625
Amortization of actuarial loss on postretirement benefit obligation included in net margin	102	78	—
Amortization of prior service credit on postretirement benefit obligation included in net margin	(1,636)	(2,139)	(79)
Unrecognized actuarial gain (loss) on executive benefit restoration obligation	1,740	(778)	(1,980)
Unrecognized prior service cost on executive benefit restoration obligation	(308)	(1,050)	(4,674)
Amortization of actuarial loss on executive benefit restoration obligation included in net margin	426	515	—
Curtailment and settlement	(187)	141	—
Amortization of prior service cost on executive benefit restoration obligation included in net margin	1,156	1,113	1,912
Other comprehensive income (loss)	992	4,254	(4,196)

Comprehensive income including noncontrolling interest	9,392	37,542	26,515
Net comprehensive income attributable to noncontrolling interest	(8,400)	(6,942)	(5,590)

Comprehensive income attributable to the Association	$992	$30,600	$20,925
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity
(dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Patronage capital equity at beginning of period	$994,865	$978,519	$1,031,063

Net margins attributable to the Association	—	26,346	25,121
Retirement of patronage capital	(10,000)	(10,000)	(77,665)
Patronage capital equity at end of period	984,865	994,865	978,519

Accumulated other comprehensive loss at beginning of period	(1,460)	(5,714)	(1,518)
Unrealized loss on securities available for sale	(333)	(108)	—
Reclassification adjustment for actuarial loss on postretirement benefit obligation included in net margin	102	78	—
Reclassification adjustment for prior service credit on postretirement benefit obligation included in net margin	(1,636)	(2,139)	(79)
Reclassification adjustment for actuarial loss on executive benefit restoration obligation included in net margin	426	515	—
Curtailment and settlement	(187)	141	—
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	1,156	1,113	1,912
Unrecognized prior service credit on postretirement benefit obligation	—	5,698	—
Unrecognized actuarial gain on postretirement benefit obligation	32	784	625
Unrecognized actuarial gain (loss) on executive benefit restoration obligation	1,740	(778)	(1,980)
Unrecognized prior service cost on executive benefit restoration obligation	(308)	(1,050)	(4,674)
Accumulated other comprehensive loss at end of period	(468)	(1,460)	(5,714)

Noncontrolling interest at beginning of period	119,100	114,851	111,717

Net comprehensive income attributable to noncontrolling interest	8,400	6,942	5,590
Equity distribution to noncontrolling interest	(1,320)	(2,693)	(2,456)
Noncontrolling interest at end of period	126,180	119,100	114,851
Total equity at end of period	$1,110,577	$1,112,505	$1,087,656
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating activities
Net margins including noncontrolling interest	$8,400	$33,288	$30,711
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	184,047	190,237	185,243
Amortization of NRECA Retirement Security Plan prepayment	5,372	5,372	5,372
Amortization of debt issuance costs	3,105	2,479	2,460
Impairment loss	29,098	—	274,645
Deferred impairment loss and other closure costs	(29,098)	—	(283,047)
Deferred membership withdrawal income	—	—	110,165
Deposits associated with generator interconnection requests	6,716	17,130	—
Rate stabilization	(95,613)	(78,457)	(12,136)
Capital credit allocations from cooperatives and income from coal mines under (over) refund distributions	(14,115)	512	(1,268)
Changes in operating assets and liabilities:
Accounts receivable	(30,135)	(3,618)	17,358
Coal inventory	24,978	(3,453)	(5,571)
Materials and supplies	(6,281)	(4,714)	(40)
Accounts payable and accrued expenses	19,102	13,114	(844)
Accrued interest	(285)	(1,804)	(2,196)
Accrued property taxes	2,600	1,082	3,665
New Horizon Mine environmental obligation	44,869	—	—
Other	(164)	(1,261)	6,402
Net cash provided by operating activities	152,596	169,907	330,919

Investing activities
Purchases of plant	(121,527)	(118,422)	(142,152)
Sale of electric plant	—	—	26,000
Changes in deferred charges	(4,617)	(13,054)	(4,885)
Proceeds from other investments	94	72	733
Net cash used in investing activities	(126,050)	(131,404)	(120,304)

Financing activities
Changes in Member advances	(282)	183	(7,837)
Payments of long-term debt	(232,946)	(94,288)	(282,757)
Proceeds from issuance of long-term debt	—	—	425,000
Debt issuance costs	(1,475)	—	(637)
Change in short-term borrowings, net	224,105	49,997	(252,323)
Retirement of patronage capital	(8,445)	(18,067)	(70,881)
Equity distribution to noncontrolling interest	(1,320)	(2,693)	(2,456)
Other	(637)	(573)	(418)
Net cash used in financing activities	(21,000)	(65,441)	(192,309)

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	5,546	(26,938)	18,306
Cash, cash equivalents and restricted cash and investments – beginning	105,136	132,074	113,768
Cash, cash equivalents and restricted cash and investments – ending	$110,682	$105,136	$132,074

Supplemental cash flow information:
Cash paid for interest	$145,350	$143,394	$152,570
Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(1,076)	$1,383	$440
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – ORGANIZATION
Tri‑State Generation and Transmission Association, Inc. (“Tri-State,” “we,” “our,” “us,” or “the Association”) is a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A – utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-two electric distribution member systems who are Class A members, to which we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members ("Non-Utility Members"). Our Class A members and any Class B members are collectively referred to as our "Utility Members." Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our "Members." Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. See Note 14—Commitments and Contingencies—Legal.
We also sell a portion of our electric power to other utilities in our regions pursuant to long-term contracts and short-term sale arrangements. In 2022, 2021 and 2020, total megawatt‑hours sold were 18.6, 17.6 and 17.5 million, respectively, of which 88.8, 89.1 and 90.8 percent, respectively, were sold to Utility Members. Total revenue from electric sales was $1.4 billion for 2022 and $1.3 billion for 2021 and 2020 of which 82.4, 86.4, and 92.1 percent in 2022, 2021 and 2020, respectively, was from Utility Member sales. Energy resources were provided by our generation and purchased power, of which 54.3, 52.1 and 58.2 percent in 2022, 2021 and 2020, respectively, were from our generation.
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
We, including our subsidiaries, employ 1,105 people, of which 215 are subject to collective bargaining agreements. None of these agreements expire within one year.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION:  Our consolidated financial statements include the accounts of the Association, our wholly owned and majority owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 13—Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities.
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

SEGMENT REPORTING:  We were organized for the purpose of supplying wholesale power to our Utility Members and do so through the utilization of a portfolio of resources, including generation and transmission facilities, long‑term purchase contracts and short‑term energy purchases. In support of our coal-fired generating resources, we have direct ownership in coal mines. Our Board serves as our chief operating decision maker who manages and reviews our operating results and allocates resources as one operating segment. Therefore, we have one reportable segment for financial reporting purposes.
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
IMPAIRMENT EVALUATION:  Long-lived assets (property, plant and equipment, intangible assets, investments and preliminary surveys and investigation costs) that are held and used are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques. In 2022, we recognized an impairment loss of $3.7 million associated with the early retirement of the Rifle Generating Station. We also recognized an impairment loss of $25.4 million associated with additional asset retirement obligations at the Nucla and Escalante Generating Stations related to a change in cost estimates. There were no impairments of long-lived assets recognized in 2021. In 2020, we recognized an impairment loss of $274.6 million associated with the early retirement of the Escalante Generating Station. These impairment losses were deferred in accordance with the accounting requirements related to regulated operations at the discretion of our Board and subject to FERC approval, if applicable. See Note 2—Accounting for Rate Regulation.
VARIABLE INTEREST ENTITIES:  We evaluate our arrangements and relationships with other entities, including our investments in other associations in accordance with the accounting standard related to consolidation of variable interest entities. This guidance requires us to identify variable interests (contractual, ownership or other financial interests) in other entities and whether any of those entities in which we have a variable interest meet the criteria of a variable interest entity. An entity is considered to be a variable interest entity when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. In making this assessment, we consider the potential that our arrangements and relationships with other entities provide subordinated financial support, the potential for us to absorb losses or rights to residual returns of an entity, the ability to directly or indirectly make decisions about the entity’s activities and other factors. If an entity that we have a variable interest in meets the criteria of a variable interest entity, we must determine whether we are the primary beneficiary of that entity. The primary beneficiary is the entity that has the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance, and the obligation to absorb losses or the right to receive benefits from the variable interest entity that could be potentially significant to the variable interest entity. If we are determined to be the primary beneficiary of (has controlling financial interest in) a variable interest entity, then we would be required to consolidate that entity. In certain situations, it may be determined that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance (decisions about those activities require the consent of each of the parties sharing power). In accordance with the accounting guidance prescribed by consolidation of variable interest entities, if the determination is made that power is shared among multiple unrelated parties, then no party is the primary beneficiary. See Note 13—Variable Interest Entities.
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Regulatory assets
Deferred income tax expense (1)	$19,279	$18,742
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	76,842	79,133
Goodwill – J.M. Shafer (3)	40,598	43,447
Goodwill – Colowyo Coal (4)	34,095	35,128
Deferred debt prepayment transaction costs (5)	115,045	123,674
Deferred Holcomb expansion impairment loss (6)	79,470	84,145
Unrecovered plant (7)	285,092	281,424
Total regulatory assets	650,421	665,693

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,341	2,818
Membership withdrawal (9)	47,590	143,203
Total regulatory liabilities	49,931	146,021
Net regulatory asset	$600,490	$519,672
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
(7)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Nucla, Escalante and Rifle Generating Stations. The deferred impairment loss for Nucla Generating Station was amortized to depreciation, amortization and depletion expense through December 2022 and recovered from our Utility Members through rates. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045, which was the depreciable life of Escalante Generating Station, and recovered from our Utility Members through rates. The annual amortization approximates the former annual Escalante Generating Station depreciation for the remaining life of the asset. In March 2022, our Board took action for the early retirement of Rifle Generating Station and the deferral of any impairment loss in accordance with accounting for rate regulation. In conjunction with the early retirement, we recognized an impairment loss of $3.7 million during the first quarter of 2022. The Rifle Generating Station was retired from service on September 30, 2022. The deferred impairment loss is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-

year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(9)Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. During 2022, $95.6 million was recognized in operating revenues as part of our rate stabilization measures.
ELECTRIC PLANT AND DEPRECIATION:  Electric plant is stated at cost. The cost of internally constructed assets includes payroll, overhead costs and interest charged during construction. Interest rates charged during construction were 2.3 percent for 2022, 4.4 percent for 2021 and 4.6 percent for 2020. During 2022, Tri-State transitioned from using the "Indirect Costs" ("IDC") rate to the FERC prescribed "Allowance For Funds Used During Construction" ("AFUDC") rate. AFUDC is defined as the gross allowance for borrowed funds used during construction. The AFUDC rate is calculated with the assumption that short-term debt is the first source of funds used for construction. Any construction not covered by the short-term debt is then assumed to be covered by long-term debt. The AFUDC rate varies from the IDC rate, which assumes that total debt was used to cover construction costs. The amount of interest capitalized during construction was $1.5, $3.8 and $6.1 million during 2022, 2021 and 2020, respectively. At the time that units of electric plant are retired, original cost and cost of removal, net of the salvage value, are charged to the allowance for depreciation. Replacements of electric plant that involve less than a designated unit value are charged to maintenance expense when incurred. Electric plant is depreciated based upon estimated depreciation rates and useful lives that are periodically re‑evaluated. See Note 3—Property, Plant and Equipment.
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
INVESTMENTS IN OTHER ASSOCIATIONS:  Investments in other associations include investments in the patronage capital of other cooperatives and other required investments in the organizations. Our investment in a cooperative increases when a cooperative allocates patronage capital credits to us, and it decreases when we receive a cash retirement of the allocated capital credits from the cooperative. A cooperative allocates its patronage capital credits to us based upon our patronage (amount of business done) with the cooperative.
Investments in other associations are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Basin Electric Power Cooperative	$127,640	$116,826
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,172	12,076
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,149
CoBank, ACB	16,727	12,985
Other	5,884	6,061
Investments in other associations	$177,477	$163,097
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during 2022, 2021 or 2020.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$105,852	$100,555
Restricted cash and investments - current	573	480
Restricted cash and investments - noncurrent	4,257	4,101
Cash, cash equivalents and restricted cash and investments	$110,682	$105,136
MARKETABLE SECURITIES:  We hold marketable securities in connection with the directors’ and executives’ elective deferred compensation plans which consist of investments in stock funds, bond funds and money market funds. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on our consolidated statements of financial position. The cost and estimated fair value of the investments at December 31, 2022 were $0.6 million and $0.5 million, respectively. The cost and estimated fair value of the investments at December 31, 2021 were each $0.6 million.
INVENTORIES:  Coal inventories at our owned generating facilities are stated at LIFO (last‑in, first‑out) cost and were $3.7 million and $27.1 million as of December 31, 2022 and 2021, respectively. The remaining coal inventories, other fuel, and materials and supplies inventories are stated at average cost. In 2022, we realized lower coal fuel expense of $14.5 million as a result of a LIFO inventory liquidation at our generating facilities.
OTHER DEFERRED CHARGES:  We make expenditures for preliminary surveys and investigations for the purpose of determining the feasibility of contemplated generation and transmission projects. If construction results, the preliminary survey and investigation expenditures will be reclassified to electric plant - construction work in progress. If the work is abandoned, the related preliminary survey and investigation expenditures will be charged to the appropriate operating expense account, or the expense could be deferred as a regulatory asset to be recovered from our Utility Members through rates subject to approval by our Board and FERC.
We make advance payments to the operating agents of jointly owned facilities to fund our share of costs expected to be incurred under each project, including MBPP – Laramie River Station and Yampa Project – Craig Generating Station Units 1 and 2. We also make advance payments to the operating agent of Springerville Unit 3.
A right-of-use asset represents a lessee's right to control the use of the underlying asset for the lease term. Right-of-use assets are included in other deferred charges and presented net of accumulated amortization. See Note 11—Leases.
Other deferred charges are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Preliminary surveys and investigations	$13,048	$12,366
Advances to operating agents of jointly owned facilities	7,324	4,422
Operating lease right-of-use assets	6,771	7,529
Other	13,302	10,822
Total other deferred charges	$40,445	$35,139

DEBT ISSUANCE COSTS:  We account for debt issuance costs as a direct deduction of the associated long-term debt carrying amount consistent with the accounting for debt discounts and premiums. Deferred debt issuance costs are amortized to interest expense using an effective interest method over the life of the respective debt.
ASSET RETIREMENT AND ENVIRONMENTAL RECLAMATION OBLIGATIONS:  We account for current obligations associated with the future retirement of tangible long-lived assets and environmental reclamation in accordance with the accounting guidance relating to asset retirement and environmental obligations. This guidance requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the liability is incurred and capitalized as part of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense, and the capitalized cost of the long-lived asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. In the absence of quoted market prices, we determine fair value by using present value techniques in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk‑free rate and a market risk premium. As changes in estimates occur, such as mine plans, estimated costs, and timing of the performance of reclamation activities, we make revisions to the asset and obligation at the appropriate discount rate. Upon settlement of an asset retirement obligation, we apply payment against the estimated liability and incur a gain or loss if the actual retirement costs differ from the estimated recorded liability.
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
OTHER DEFERRED CREDITS AND OTHER LIABILITIES: In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. We will pay $27.2 million for these easements from 2022 through the individual easement terms ending between 2036 and 2040. The present value of the remaining easement payments was $18.6 million and $19.3 million as of December 31, 2022 and December 31, 2021, respectively, which is recorded as other deferred credits and other liabilities.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable should the interconnection or transmission request not move forward.
Financial liabilities-reclamation represent financial obligations that we have for our share of the reclamation costs at jointly owned facilities in which we have undivided interests in.
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
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	December 31, 2022	December 31, 2021
Transmission easements	$18,636	$19,339
OATT deposits	17,476	24,327
Financial liabilities - reclamation	12,429	13,122
Customer deposits	11,247	9,287
Contract liabilities (unearned revenue) - noncurrent	3,765	3,523
Operating lease liabilities - noncurrent	1,251	1,622
Other	3,570	7,099
Total other deferred credits and other liabilities	$68,374	$78,319
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
OTHER OPERATING REVENUE:  Other operating revenue consists primarily of wheeling, transmission, and coal sales revenue. See Note 10—Revenue.
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
INTERCHANGE POWER:  We occasionally engage in interchanges, or non‑cash swapping, of energy. Based on the assumption that all energy interchanged will eventually be received or delivered in‑kind, interchanged energy is generally valued at the average cost of fuel to generate power. Additionally, portions of the energy interchanged are valued per contract with the utility involved in the interchange. When we are in a net energy advance position, the advanced energy balance is recorded as an asset. If we owe energy, the net energy balance owed to others is recorded as a liability. The net activity for the year is included in purchased power expense. The interchange liability balance of $4.7 million and $2.9 million at December 31, 2022 and 2021, respectively, is included in accounts payable. The net interchange activity recorded in purchased power expense was an expense of $1.5 million in 2022, an expense of $0.6 million in 2021 and a credit of $0.1 million in 2020.
ACCOUNTING PRONOUNCEMENTS - ADOPTED: In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The purpose of ASU 2021-10 is to increase the transparency of government assistance that is accounted for by applying a grant or contribution model by analogy, including disclosures of the types of assistance, the accounting for the assistance, and the effect of the assistance on an entity's financial statements. Prior to the issuance of ASU 2021-10, there was a lack of specific authoritative guidance in GAAP. This guidance excludes transactions in the scope of specific GAAP, such as tax incentives accounted for under Accounting Standards Codification ("ASC") 740, Income Taxes. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. We have evaluated the impact of adopting ASU 2021-10 and believe that the adoption of this update will not have a material impact on our consolidated financial statement disclosures.
RECLASSIFICATIONS:  Certain reclassifications have been made to the prior year financial statements to conform to the 2022 presentation.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Our property, plant and equipment consists of electric plant and other plant. Both of these are discussed below and are included on our consolidated statements of financial position.

ELECTRIC PLANT:  At December 31, 2022, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	0.89%	to	6.27%	$3,048,918	$(1,353,042)	$1,695,876
Transmission plant	1.11%	to	2.09%	1,956,378	(690,517)	1,265,861
General plant	1.46%	to	9.53%	412,879	(257,761)	155,118
Other	2.75%	to	10.00%	241,248	(91,043)	150,205
Electric plant in service (at cost)				$5,659,423	$(2,392,363)	3,267,060
Construction work in progress						81,555
Electric plant						$3,348,615
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
At December 31, 2022, we had $56.5 million of commitments to complete construction projects, of which approximately $19.6, $19.6 and $17.3 million are expected to be incurred in 2023, 2024 and 2025, respectively.
JOINTLY OWNED FACILITIES:  Our share in each jointly owned facility is as follows as of December 31, 2022 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,689	$261,366	$163
MBPP - Laramie River Station	28.50%	530,692	341,882	2,621
Total		$922,381	$603,248	$2,784
OTHER PLANT:  Other plant consists of mine assets (discussed below) and non‑utility assets which consist of facilities not in service, land and irrigation equipment.
We own 100 percent of Elk Ridge Mining and Reclamation, LLC (“Elk Ridge”), organized for the purpose of acquiring coal reserves and supplying coal to us. Elk Ridge is the owner of the Colowyo Mine, a surface coal mine near Craig, Colorado and the New Horizon Mine, near Nucla, Colorado. The New Horizon Mine is in post-reclamation monitoring and no longer produces coal. The expenses related to the Colowyo Mine coal used by us are included in fuel expense on our consolidated statements of operations.

Other plant assets are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Colowyo Mine assets	$386,898	$376,868
New Horizon Mine assets	5,995	5,061
Accumulated depreciation and depletion	(155,653)	(133,951)
Net mine assets	237,240	247,978
Non-utility assets	561,251	711,993
Accumulated depreciation	(539,121)	(689,136)
Net non-utility assets	22,130	22,857
Net other plant	$259,370	$270,835
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells, ash landfill and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

	2022	2021
Obligations at beginning of period	$90,281	$138,089
Liabilities incurred	—	1,475
Liabilities settled	(3,184)	(4,934)
Accretion expense	6,163	2,409
Change in estimate	93,747	(46,758)
Total obligations at end of period	$187,007	$90,281
Less current obligations at end of period	(5,419)	(7,003)
Long-term obligations at end of period	$181,588	$83,278
During 2022, we increased the asset retirement obligations related to two pits at the Colowyo Mine by $12.1 million due to revised cost estimates, with an offsetting decrease in the asset retirement obligation related to the third pit of $1.4 million due to reclamation costs paid and a gain on settlement. In the second quarter of 2022, we increased the environmental reclamation obligation at the New Horizon Mine by $44.9 million due to revised cost estimates. The New Horizon Mine environmental remediation liability is $67.3 million as of December 31, 2022. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statement of operations. Although the entire environmental obligation has been expensed, we may seek future rate recovery in upcoming rate filings with FERC. We continue to evaluate the New Horizon Mine and the Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed. Also, during 2022, we recorded an additional asset retirement obligation of $36.8 million related to a change in cost estimates for our pond, ash landfill and post-closure reclamation obligations at various generating stations.
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

NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract Assets
A contract asset represents an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). We have no contract assets as of December 31, 2022 and December 31, 2021.
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 10—Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer, for which the entity has received consideration from the customer. We have received deposits from others, and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. We recognized $0.8 million of this unearned revenue in 2022 in other operating revenues on our consolidated statements of operations.
Our contract assets, accounts receivable and liabilities consist of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable - Members	$103,246	$95,630

Other accounts receivable - trade:
Non-member electric sales	17,213	5,684
Other	9,141	13,505
Total other accounts receivable - trade	26,354	19,189
Other accounts receivable - nontrade	6,082	2,382
Total other accounts receivable	$32,436	$21,571

Contract liabilities (unearned revenue)	$5,123	$5,372
NOTE 6 – LONG-TERM DEBT
We have $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the aggregate amount of $4.1 million as of December 31, 2022. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a DSR requirement on an annual basis and an ECR requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require us to transfer all cash to a special fund managed by the trustee of the Master Indenture.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation ("CFC"), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027. We had no outstanding borrowings under the 2022 Revolving Credit Agreement as of December 31, 2022. As of December 31, 2022, we had $246 million in availability (including $226 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
On October 3, 2022, we remarketed the Moffat County, CO pollution control revenue bonds on their mandatory tender date into a new 5-year term rate mode at 2.9 percent ending October 1, 2027.

On July 26, 2022, we completed a tender offer in an aggregate amount of $100 million of our First Mortgage Bonds, Series 2014E-1 (due 2024). We paid a total of $100.2 million in aggregate for the purchase of the bonds, including early tender payments. The transaction was funded using available cash and short-term borrowings.
Long-term debt, including applicable terms and interest rates as of December 31, 2022, consists of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Mortgage notes payable
2.32% to 3.66% CFC, due through 2028	$85,855	$106,182
2.63% to 4.43% CoBank, ACB, due through 2042	174,985	204,163
First Mortgage Obligations, Series 2017A, Tranche 1, 3.34%, due through 2029	60,000	60,000
First Mortgage Obligations, Series 2017A, Tranche 2, 3.39%, due through 2029	60,000	60,000
First Mortgage Bonds, Series 2016A, 4.25% due 2046	228,783	250,000
First Mortgage Bonds, Series 2014E-1, 3.70% due 2024	128,002	244,714
First Mortgage Bonds, Series 2014E-2, 4.70% due 2044	250,000	250,000
First Mortgage Bonds, Series 2010A, 6.00% due 2040	499,805	500,000
First Mortgage Obligations, Series 2014B, Tranche 1, 3.90%, due through 2033	180,000	180,000
First Mortgage Obligations, Series 2014B, Tranche 2, 4.30%, due through 2039	20,000	20,000
First Mortgage Obligations, Series 2014B, Tranche 3, 4.45%, due through 2045	550,000	550,000
Variable rate CFC, as determined by CFC, due through 2026	—	324
Variable rate CFC, LIBOR-based term loan, due through 2049	152,220	152,220
Variable rate CoBank, ACB, LIBOR-based term loans, due through 2044	296,430	297,039
Pollution control revenue bonds
Moffat County, CO, 2.90% term rate through October 2027, Series 2009, due 2036	46,800	46,800
Springerville certificates
Series B, 7.14%, due through 2033	248,601	292,985
Total long-term debt	$2,981,481	$3,214,427
Less debt issuance costs	(21,481)	(23,110)
Less debt discounts	(8,960)	(9,398)
Plus debt premiums	11,843	12,990
Total debt adjusted for discounts, premiums and debt issuance costs	$2,962,883	$3,194,909
Less current maturities	(92,920)	(93,039)
Long-term debt	$2,869,963	$3,101,870
Annual maturities of total long-term debt adjusted for debt issuance costs, discounts and premiums at December 31, 2022 are as follows (dollars in thousands):

2023	$92,920
2024 (1)	223,835
2025	88,819
2026	90,440
2027	92,323
Thereafter	2,374,546
$2,962,883
___________________________________________
(1)Includes $128 million bullet maturity for the First Mortgage Bonds, Series 2014 E-1.
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
Commercial paper consisted of the following (dollars in thousands):

	2022	2021
Commercial paper outstanding, net of discounts	$274,102	$49,997
Weighted average interest rate	4.61%	0.20%
At December 31, 2022, $226 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 6—Long-Term Debt.
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
Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques (such as option pricing models and discounted cash flow models), for which all significant assumptions are observable in the market.
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
Executive Benefit Restoration Plan Trust
In December 2020, we established an irrevocable trust with an independent third party to fund the NRECA Executive Benefit Restoration Plan. The trust is funded quarterly to the prior year obligation as determined by the NRECA actuary. The trust consists of investments in equity and debt securities and are measured at fair value on a recurring basis. Changes in the fair value of investments in equity securities are recognized in earnings, and changes in fair value of investments in debt securities classified as available-for-sale are recognized in other comprehensive income until realized. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on our consolidated statements of financial position. The cost and fair values of our investments in the Executive Benefit Restoration Plan trust are as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,604	$9,808	$8,850	$8,640
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

	December 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$558	$489	$597	$598
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $101.8 million and $95.3 million as of December 31, 2022 and 2021, respectively.
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

	December 31, 2022		December 31, 2021
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,981,481	$2,725,606	$3,214,427	$3,759,991
NOTE 9 – INCOME TAXES
We had no current income tax expenses or benefits in 2022 or 2021 after regulatory treatment. We had a deferred income tax benefit of $0.2 million in 2022 and deferred income tax expense of $0.3 million in 2021.
We utilize the liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. As a FERC jurisdictional entity, we recognize deferred income tax expense under the normalization method whereby changes in deferred tax assets or liabilities result in deferred income tax expense (benefit) and any recorded income tax expense (benefit) therefore includes both the current income tax expense (benefit) and the deferred income tax expense (benefit).
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

Components of our net deferred tax liability are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$165,636	$144,602
Operating lease liabilities	105,039	114,237
Deferred revenues and membership withdrawal	16,028	38,784
Safe harbor lease receivables	8,939	8,135
Other	43,795	30,578
	339,437	336,336
Less valuation allowance	—	—
	339,437	336,336
Deferred tax liabilities
Basis differences- property, plant and equipment and other	166,568	159,696
Operating lease right-of-use assets	125,939	130,111
Capital credits from other associations	34,236	31,622
Deferred debt prepayment transaction costs	27,381	29,434
Other	4,588	4,460
	358,712	355,323
Net deferred tax liability	$(19,275)	$(18,987)
Net deferred tax liabilities increased by $0.3 million in 2022 which is deferred and reflected as an increase in the regulatory asset established for deferred income tax expense. The accounting for regulatory assets is discussed further in Note 2—Accounting for Rate Regulation. The regulatory asset balance associated with deferred income tax expense under the liability method is $19.3 million and $18.7 million at December 31, 2022 and 2021, respectively.
The reconciliation between pretax GAAP income and deferred income tax expense (benefit) is as follows (dollars in thousands):

	2022	2021	2020
Pretax GAAP income at Federal statutory rate	$—	$5,435	$5,271
Pretax GAAP income at State statutory rate, net of federal benefit	—	725	703
Patronage exclusion	—	(6,159)	(5,974)
Asset retirement and environmental reclamation obligations	16,655	10,917	(14,230)
Deferred revenues and membership withdrawal	(22,759)	18,673	(29,519)
Operating liabilities, net of right-of-use assets (1)	(4,919)	1,165	5,277
Valuation Allowance	—	—	(30,468)
Net operating loss carryforward	21,034	(27,539)	367
Other items, net	(9,445)	(2,531)	17,543
Impairment	—	—	20,554
Regulatory treatment of deferred taxes	(815)	(391)	29,942
Total deferred income tax expense (benefit)	$(249)	$295	$(534)
We had an estimated consolidated tax loss of $93.1 million for 2022. At December 31, 2022, we have an estimated consolidated federal net operating loss carryforward of $696.0 million of which pre-2018 tax years in the amount of $444.5 million are subject to expiration periods between 2031 and 2037 and $251.5 million have no expiration. We have $438.2 million of state net operating loss carryforwards, of which $405.1 million is subject to expiration periods between 2031 and 2041 and $33.1 million have no expiration. We did not establish a valuation allowance because it is more likely than not that the benefit from the federal and state deferred tax assets will be realized in the future.

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
Revenue from one Utility Member, United Power, Inc. ("United Power"), was $223.6 million, or 18.4 percent, of our Utility Member revenue and 14.7 percent of our total operating revenues in 2022. No other Utility Member exceeded 10 percent of our Utility Member revenue or our total operating revenues in 2022.
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	2022	2021	2020
Non-member electric sales:
Long-term contracts	$56,570	$44,383	$46,172
Short-term contracts	106,785	70,525	44,210
Rate stabilization	95,613	78,457	12,136
Provision for rate refunds	(51)	(10,196)	—
Coal Sales	7,021	4,951	7,326
Other	54,399	51,390	46,219
Total non-member electric sales and other operating revenue	$320,337	$239,510	$156,063

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
Rate Stabilization Revenue
Rate stabilization represents recognition of income from withdrawal of former Utility Members from membership in us or non-member electric sales revenue that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $95.6 million of deferred membership withdrawal income for the year ended December 31, 2022, and $78.5 million and $12.1 million of deferred non-member electric sales revenue for the years ended December 31, 2021 and December 31, 2020, respectively, as directed by our Board. See Note 2—Accounting for Rate Regulation.
Provision for Rate Refunds

Provision for rate refunds represents refund of certain revenues based on a FERC order. Based upon a FERC order requiring us to refund certain revenue from power sales in the Western Area Colorado Missouri (“WACM”) balancing authority area, in the third quarter of 2022, we reserved $2.0 million as a preliminary estimate of the amount to be refunded. As required by FERC, in December 2022, we distributed refunds of $2.7 million. See Note 15 - Commitments and Contingencies - Legal. Such an amount was offset by the recognition of a favorable adjustment during the second quarter of 2022 of approximately $2.9 million for the amount in excess of an accrual that was previously recorded related to certain energy sales to third parties in excess of the soft-cap for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. See Note 15 - Commitments and Contingencies- Legal.
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
NOTE 11 – LEASES
Leasing Arrangements as Lessee
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $2.7 million in 2022 and $3.5 million in 2021. Rent expense is included in operating expenses on our consolidated statements of operations. As of December 31, 2022, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$8,784	$9,081
Less: Accumulated amortization	(2,013)	(1,552)
Net operating lease right-of-use assets	$6,771	$7,529

Operating lease liabilities – current	$(441)	$(491)
Operating lease liabilities – noncurrent	(1,251)	(1,622)
Total operating lease liabilities	$(1,692)	$(2,113)

Operating leases
Weighted average remaining lease term (years)	7.6	7.6
Weighted average discount rate	3.87%	3.79%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$386
Year 2	342
Year 3	151
Year 4	431
Year 5	94
Thereafter	549
Total lease payments	$1,953
Less imputed interest	(261)
Total	$1,692
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of     $7.1 million in 2022 and $7.3 million in 2021 are included in other operating revenue on our consolidated statements of operations.
The lease arrangement with the Springerville Partnership is not reflected in our lease right right-of-use asset or liability balances as the associated revenues and expenses are eliminated in consolidation. See Note 13—Variable Interest Entities. However, as the noncontrolling interest associated with this lease arrangement generates book-tax differences, a deferred tax asset and liability have been recorded. See Note 9—Income Taxes.
NOTE 12 – EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLAN:  Substantially all of our 1,105 employees participate in the National Rural Electric Cooperative Association Retirement Security Plan (“RS Plan”) except for the 191 employees of Colowyo Coal and any non-bargaining employees hired May 1, 2021 or later and bargaining employees hired July 1, 2021 or later. The RS Plan is a defined benefit pension plan qualified under Section 401(a) and tax‑exempt under Section 501(a) of the Internal Revenue Code. It is considered a multiemployer plan under the accounting standards for compensation ‑ retirement benefits. The plan sponsor’s Employer Identification Number is 53‑116145 and the Plan Number is 333.
A unique characteristic of a multiemployer plan compared to a single employer plan is that all plan assets are available to pay benefits to any plan participant. Separate asset accounts are not maintained for participating employers. This means that assets contributed by one employer may be used to provide benefits to employees of other participating employers.
Our contributions to the RS Plan in each of the years 2022, 2021 and 2020 represented less than 5 percent of the total contributions made each year to the plan by all participating employers. We made contributions to the RS Plan of $25.2, $26.7 and $27.5 million in 2022, 2021 and 2020, respectively.

In December 2012, the National Rural Electric Cooperative Association (“NRECA”) approved an option to allow participating cooperatives in the RS Plan to make a contribution prepayment and reduce future required contributions. The prepayment amount is a cooperative’s share, as of January 1, 2013, of future contributions required to fund the RS Plan’s unfunded value of benefits earned to date using RS Plan actuarial valuation assumptions. The prepayment amount is equal to approximately 2.5 times a cooperative’s annual RS Plan required contribution as of January 1, 2013. After making the prepayment, the annual contribution was reduced by approximately 25 percent, retroactive to January 1, 2013. The reduced annual contribution is expected to continue for approximately 15 years. However, changes in interest rates, asset returns, other plan experiences different from expected, plan assumption changes and other factors may have an impact on future contributions and the 15-year period.
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
For the RS Plan, a “zone status” determination is not required, and therefore not determined, under the Pension Protection Act (“Act”) of 2006. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employer. In total, the RS Plan was over 80 percent funded at both January 1, 2022 and January 1, 2021, based on the Act funding target and the Act actuarial value of assets on those dates.
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

	2022	2021
Executive benefit restoration obligation at beginning of period	$9,852	$7,379
Service cost	468	440
Interest cost	300	205
Plan amendments - prior service cost	308	1,050
Curtailment	(292)	—
Benefit payments	(110)	—
Actuarial (gain) loss	(2,041)	778
Executive benefit restoration obligation at end of period	$8,485	$9,852
Fair value of plan assets at beginning of year	$8,640	$6,955
Employer contributions	1,734	1,762
Benefits paid	(109)	—
Actual return on plan assets	(457)	(77)
Fair value of plan assets at end of year	$9,808	$8,640
Net (asset) liability recognized	$(1,323)	$1,212

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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

	2022	2021
Accumulated other comprehensive loss at beginning of period	$(4,932)	$(4,873)
Plan amendments - prior service cost	(308)	(1,050)
Amortization of prior service cost into other income	1,156	1,113
Amortization of actuarial loss	426	515
Curtailment and settlement	(187)	141
Unrecognized actuarial gain (loss)	1,740	(778)
Accumulated other comprehensive loss at end of period	$(2,105)	$(4,932)
DEFINED CONTRIBUTION PLANS:  We offer one 401(k) plan to all of our employees. We contribute 1 percent of employee base salary for all non-bargaining employees hired prior to May 1, 2021. All non-bargaining employees hired May 1, 2021 or later and all bargaining employees hired July 1, 2021 or later are eligible for a maximum employer contribution of 10 percent which includes an employer base contribution and an employer match up to IRS allowed annual maximum. We offer one 401(k) plan to all employees of Colowyo Coal at the Colowyo Mine. We contribute 7 percent of employee salary and match up to an additional 5 percent of employee contributions for employees hired prior to May 1, 2021 and provide a maximum employer contribution of 10 percent which includes an employer base contribution and an employer match for employees hired May 1, 2021 or later. All employees are eligible to contribute up to 75 percent of their salary on a pre-tax basis. Under all plans, total 401(k) contributions are not to exceed annual IRS limitations which are set annually. Employees who have attained age 50 in a calendar year are eligible for the catch-up contribution with maximum contribution limits determined annually by the IRS. We made contributions to the plan of $3.9 million, $3.3 million, and $3.5 million in 2022, 2021, and 2020, respectively.
Effective January 1, 2022 we adopted a 409(a) non-qualified plan. Senior managers, vice presidents and executive officers hired prior to May 1, 2021 are eligible to participate and contribute to the plan, but are not eligible for any employer contribution. Executive officers hired on or after May 1, 2021 will be eligible to participate and contribute to the plan, and are eligible for the employer contribution. The employer contribution is effective once the eligible executive has reached the maximum allowed contribution and employer contribution and match in our base 401(k) plan and includes a maximum employer contribution of 10 percent which includes an employer base contribution and an employer match. We made minimal contributions to the plan in 2022.
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:  We sponsor three medical plans for all non‑bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full‑time non‑bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non‑bargaining unit medical plans offer postemployment medical benefits to employees on long‑term disability. The plans were unfunded at December 31, 2022, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost‑sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.

The postretirement medical benefit and post-employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on our consolidated statements of financial position as follows (dollars in thousands):

	2022	2021
Postretirement medical benefit obligation at beginning of period	$2,809	$9,985
Interest cost	47	36
Benefit payments (net of contributions by participants)	(732)	(730)
Actuarial gain	(32)	(784)
Plan amendments	—	(5,698)
Postretirement medical benefit obligation at end of period	$2,092	$2,809
Postemployment medical benefit obligation at end of period	97	419
Total postretirement and postemployment medical obligations at end of period	$2,189	$3,228
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligation are included in accumulated other comprehensive income as follows (dollars in thousands):

	2022	2021
Amounts included in accumulated other comprehensive income at beginning of period	$3,580	$(841)
Amortization of prior service credit into other income	(1,636)	(2,139)
Amortization of actuarial loss into other income	102	78
Actuarial gain	32	784
Plan amendments	—	5,698
Amounts included in accumulated other comprehensive income at end of period	$2,078	$3,580
The assumptions used in the 2022 actuarial study performed for our postretirement medical benefit obligation were as follows:

Weighted-average discount rate	1.82%
Initial health care cost trend (2018)	7.00%
Ultimate health care cost trend	4.50%
Year that the rate reached the ultimate health care cost trend rate	2027
Expected return on plan assets (unfunded)	N/A
Average remaining service lives of active plan participants (years)	2.99

The following are the expected future benefits to be paid (net of contributions by participants) related to the postretirement medical benefit obligation during the next ten years (dollars in thousands):

2023	$576,432
2024	482,090
2025	379,064
2026	298,176
2027	200,190
2028 through 2032	362,795
$2,298,747
NOTE 13 – VARIABLE INTEREST ENTITIES
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Net electric plant	$721,997	$740,135
Noncontrolling interest	126,180	119,101
Long-term debt	254,876	300,220
Accrued interest	7,400	8,721
Our consolidated statements of operations include the following Springerville Partnership expenses (dollars in thousands):

	Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Depreciation, amortization and depletion	$18,138	$18,138	$18,138
Interest	17,064	20,038	22,798
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

NOTE 14 – COMMITMENTS AND CONTINGENCIES
SALES: We have a resource-contingent power sales contract with Salt River Project Agricultural Improvement and Power District of 100 megawatts through August 31, 2036.
COAL PURCHASE REQUIREMENTS:  We are committed to purchase coal for our generating plants under contracts that expire between 2024 and 2041. These contracts require us to purchase a minimum quantity of coal at prices subject to escalation reflecting cost increases incurred by the suppliers due to market conditions. The coal purchase projection includes estimated future prices. As of December 31, 2022, the minimum coal to be purchased under these contracts is as follows (dollars in thousands):

2023	$30,627
2024	23,217
2025	10,113
2026	6,882
2027	6,825
Thereafter	88,247
$165,911
Our coal purchases were $124.0 million in 2022, $97.9 million in 2021, and $101.2 million in 2020.
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
As of December 31, 2022, we have entered into renewable power purchase contracts to purchase the entire output from specified renewable facilities totaling approximately 1,521 MWs, including 674 MWs of wind‑based power purchase agreements and 820 MWs of solar‑based power purchase agreements that expire between 2030 and 2042.
Costs under the above electric power purchase agreements were as follows (dollars in thousands):

	2022	2021	2020
Basin	$148,146	$146,532	$152,461
WAPA	67,791	70,107	72,491
Renewables, other than WAPA	85,601	71,565	69,255
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
LEGAL:
FERC Tariff and Declaratory Order. Because of increased pressure by states to regulate our rates and charges with impact in other states setting up untenable conflict, we sought consistent federal jurisdiction by FERC. This was accomplished with the addition of non-cooperative members in 2019, specifically MIECO, Inc., as a Non-Utility Member on September 3, 2019. On the same date, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market-based rates. We filed our tariff for wholesale electric service and transmission at FERC in December 2019. In addition, on December 23, 2019, we filed our Petition for Declaratory Order ("Jurisdictional PDO") with FERC, EL20-16-000, asking FERC to confirm our jurisdiction under the Federal Power Act ("FPA") and that FERC’s jurisdiction preempts the jurisdiction of the Colorado Public Utilities Commission ("COPUC") to address any rate related issues, including the complaints filed by United Power and La Plata Electric Association ("LPEA") with the COPUC.
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
Petitions for review related to our tariff filings, including our Utility Member rates, have been filed with the D.C. Circuit Court of Appeals by other parties. On December 29, 2022, an order was issued by the court to hold all the cases before the D.C. Circuit Court of Appeals in abeyance, directing the parties to file motions to govern future proceedings by March 29, 2023.
On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power being a settling party, the settlement resolved all issues set for hearing and settlement procedures related to our Utility Member rates. The settlement provides for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. The settlement rates will remain in effect at least through May 31, 2023 and during such time period, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule. We have also agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. During the moratorium, we established a rate design committee to oversee the development of the new rate. Three of the reserved issues are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings.

A hearing on the four reserved issues occurred in March 2022 before an administrative law judge at FERC and an initial decision was issued by an administrative law judge on May 26, 2022. On the three reserved issues that will have a prospective effect only, the initial decision provides that we must also unbundle in our bills to our Utility Members our transmission costs, including ancillary services and other costs, and, in our future rate filings, we must directly assign to our Utility Members the costs of radial facilities that do not meet FERC's standards for being included in our rolled-in transmission demand rate. In addition, the initial decision provided that our Board policy for our community solar program was unduly discriminatory because it advantaged small Utility Members to the disadvantage of larger Utility Members. With regard to the reserved issue regarding transmission demand charges applicable to certain electric storage resources, the initial decision agreed with our Board policy of billing Utility Members for the transmission demand costs that includes all of a Utility Member's transmission demand, including such Utility Member's electric storage resource. On June 26, 2022, we, United Power, and certain other Utility Members filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions are now pending before the Commissioners of FERC for a decision on the four reserved issues.
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
On October 22, 2020, the COPUC determined that COPUC’s jurisdiction over United Power and LPEA’s complaints was preempted by FERC and dismissed both complaints without prejudice. On January 27, 2021, United Power filed a Writ for Certiorari or Judicial Review, an appeal, in the Denver County District Court, 2021CV30325, of the COPUC's decision to dismiss United Power's complaint. On February 17, 2021, the Denver County District Court granted our unopposed motion to intervene as a defendant in United Power’s appeal of the COPUC’s dismissal. On November 3, 2022, United Power filed a motion to dismiss the appeal with prejudice that was granted by the court on November 23, 2022.
United Power's Adams District Court Complaint. On May 4, 2020, United Power filed a Complaint for Declaratory Judgement and Damages in the Adams County District Court, 2020CV30649, against us and our three Non-Utility Members. On July 2, 2021, the court granted United Power's motion to amend its May 2020 complaint to amend its claims as to our three Non-Utility Members and to add a claim that our addition of the Non-Utility Members violated Colorado law. On July 30, 2021, we filed a partial motion to dismiss a majority of United Power's claims. On July 30, 2021, the three Non-Utility Members filed a joint motion to dismiss all claims by United Power against the Non-Utility Members.
On March 23, 2022, the court issued an order regarding our and the Non-Utility Members’ motions to dismiss. The court dismissed some of the claims against us and the Non-Utility Members, including the civil conspiracy claim. After the dismissal, the remaining claims include seeking declaratory orders that the addition of the Non-Utility Members violated Colorado law, the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void, and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula do not apply to United Power and are void, and that we have breached our Bylaws and our wholesale electric service contract with United Power.
On April 6, 2022, we and each Non-Utility Member filed their respective answers to the first amended complaint denying that United Power is entitled to any relief and requesting the court enter judgment of dismissal. We are also requesting declaratory judgements that the April 2019 Bylaws amendment and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula are valid. On April 27, 2022, United Power filed a reply asserting that we are not entitled to any relief on our requests for declaratory judgement. A jury trial is scheduled for June 2023. In United Power's February 2023 expert report, United Power asserts that its damages are in the range of $483 million to $533 million, plus interest after the date of the expert report. It is not possible to predict the outcome of this matter, whether we will incur any liability in connection with this matter, and in the event of liability, if any, the amount of damages that could be awarded.
FERC - Market Based Rate Authority. On December 27, 2021, we submitted to FERC our triennial market power update for the Southwest and Northwest regions in support of our continued authority to sell energy, capacity, and ancillary services at market-based rates in both the Southwest and Northwest regions. Our filing reflected that we pass the supplier indicative screens in the Public Service Company of Colorado (“PSCO”), Public Service Company of New Mexico (“PNM”), and the WACM balancing authority areas and the wholesale market share screens in the PSCO and PNM balancing authority areas, but fail the wholesale market share indicative screen in the WACM balancing authority area in all seasons. Due to such failure, on February 28, 2022, FERC instituted a FPA section 206 proceeding to determine whether our market-based rate authority in the WACM balancing authority area remains just and reasonable and established a refund effective date of March 7, 2022 for market-based sales after such date. FERC issued a show cause order as to why FERC should not revoke our market-based rate authority in the WACM balancing authority area.
On April 29, 2022, we filed a response to the show cause order. FERC issued a decision on September 22, 2022 that revoked our market-based rate authorization in the WACM balancing authority area. Such revocation means that we cannot sell power in the WACM balancing authority area to non-members at bilaterally negotiated “market-based” rates. The FERC order instead required us to file, within 30 days of the order, a tariff for cost-based rates applicable to non-member sales in the WACM balancing authority area that would otherwise have been made under our market-based rate tariff. The order further required us to refund any revenue from power sales in the WACM balancing authority area to non-members on or after March 7, 2022 in excess of the cost-based rates, and submit a refund report within 30 days of the order. On October 7, 2022, FERC granted our motion to extend the deadline until December 21, 2022 to make the above referenced filings. As required by FERC, in December 2022, we distributed refunds with applicable interest of $2.7 million. On December 14, 2022, we also filed a cost-based rate tariff with FERC for our sales in the WACM balancing authority area, and such cost-based rate tariff was used to calculate the amount refunded. On February 27, 2023, FERC accepted our cost-based rate tariff.
Energy Sales - Soft-Cap. In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, 22-1169. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting said motion was issued on September 6, 2022. On January 24, 2023, the parties to the proceeding filed a motion with the court to consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals and proposed a procedural schedule with final briefings due in October 2023. On March 6, 2023, the DC Circuit Court of Appeals granted the motion to consolidate the proceedings. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.
NOTE 15 – SUBSEQUENT EVENTS
We evaluated subsequent events through March 10, 2023, which is the date when the financial statements were issued.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022 our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the COSO criteria, control deficiencies that constitute a material weakness were identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified:

During the quarter ending December 31, 2022, a material weakness in our controls related to the accounting for asset retirement and environmental reclamation obligations for coal mines was identified. This material weakness did not, however, result in a misstatement to the reported consolidated financial statements, and notwithstanding the material weakness, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Remediation
With these issues identified, we have evaluated and have begun implementing the following remediation action steps to ensure that the control deficiencies contributing to the material weakness are remediated:
•Establish separate accounts for each mine pit in order to segregate each related asset retirement obligation into its own individual account.
•Establish procedures to perform monthly rollforward schedules for each asset retirement and environmental reclamation obligation and utilize those rollforward schedules in the monthly account reconciliation process to identify issues on a more timely basis.
•Establish a calculation model which will only be used for a mine pit in final reclamation in order to more accurately adjust the remaining obligation.
•Implement quarterly meetings between management and staff in order to review both the asset retirement and environmental reclamation obligations.
•Engage with third party consultants to evaluate our current processes.
Changes in Internal Control over Financial Reporting
Other than those described above, there were no changes that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Our Board is comprised of one representative from each of our 42 Utility Members. Each Class A member and each Class B member that purchases at least 65 percent of capacity from us elects its representative to serve on our Board. Each of our directors must be a general manager, director or trustee of such member. Except as otherwise provided in our Bylaws, the term of each director is from the time he or she is elected by its member and such election is certified in writing to us by such member until such member elects another person to serve and the fact of such election is certified in writing to us by such member. Each representative on our Board brings an understanding of our Utility Members’ business and brings insight to our Utility Members’ operations which we believe qualifies them to serve on our Board. The directors on our Board and their ages as of March 1, 2023 are as follows:

NAME	AGE	UTILITY MEMBER ‑ REPRESENTATIVE
Timothy A. Rabon—Chairman and President	62	Otero County Electric Cooperative, Inc.
Donald Keairns—Vice Chairman	63	San Isabel Electric Association, Inc.
Julie Kilty—Secretary	64	Wyrulec Company
Stuart Morgan—Treasurer	76	Wheat Belt Public Power District
Matt M. Brown—Assistant Secretary	71	High Plains Power, Inc.
Scott Wolfe—Assistant Secretary	59	San Luis Valley Rural Electric Cooperative, Inc.
Arthur W. Connell—Executive Committee	69	Central New Mexico Electric Cooperative, Inc.
Thaine Michie—Executive Committee	82	Poudre Valley Rural Electric Association, Inc.
Douglas Shawn Turner—Executive Committee	61	The Midwest Electric Cooperative Corporation
Charles Abel II	54	Sangre de Cristo Electric Association, Inc.
Leroy Anaya	66	Socorro Electric Cooperative, Inc.
Robert Baca	58	Mora‑San Miguel Electric Cooperative, Inc.
Lucas Bear	42	Northwest Rural Public Power District
Robert Bledsoe	73	K.C. Electric Association
Lawrence Brase	76	Southeast Colorado Power Association
Leo Brekel	71	Highline Electric Association
William Bridges	62	Big Horn Rural Electric Company
Kevin Cooney	67	San Miguel Power Association, Inc.
Mark Daily	70	Gunnison County Electric Association, Inc.
Raymond Bruce Duran	61	Jemez Mountains Electric Cooperative, Inc.
Jerry Fetterman	67	Empire Electric Association, Inc.
John “Jack” Finnerty	83	Wheatland Rural Electric Association
Joel Gilbert	64	Southwestern Electric Cooperative, Inc.
Rick Gordon	69	Mountain View Electric Association, Inc.
Randolph "Randy" Graff	68	Morgan County Rural Electric Association
Ronald Hilkey	83	White River Electric Association, Inc.
Ralph Hilyard	84	Roosevelt Public Power District
Joe Hoskins	68	Continental Divide Electric Cooperative, Inc.
Hal Keeler	94	Columbus Electric Cooperative, Inc.
Brian McCormick	47	United Power, Inc.
Kohler McInnis	68	La Plata Electric Association, Inc.
Stanley Propp	76	Chimney Rock Public Power District
Steve M. Rendon	68	Northern Rio Arriba Electric Cooperative, Inc.
Peggy A. Ruble	69	Garland Light & Power Company
Roger Schenk	59	Y‑W Electric Association, Inc.
Gary Shaw	68	Springer Electric Cooperative, Inc.

Darryl Sullivan	72	Sierra Electric Cooperative, Inc.
Kevin Thomas	65	High West Energy, Inc.
Clay Thompson	64	Carbon Power & Light, Inc.
Carl Trick II	75	Mountain Parks Electric, Inc.
William Wilson	68	Niobrara Electric Association, Inc.
Phillip Zochol	47	Panhandle Rural Electric Membership Association
Timothy A. Rabon has served on our Board since April 2014 and has been Chairman and President of our Board since August 2021. Prior to serving as Chairman and President of our Board, he served as Vice-Chairman of our Board. He is a member of the Executive Committee, as well as Ex-officio of the Engineering and Operations Committee, the External Affairs‑Member Relations Committee, and the Finance and Audit Committee. Mr. Rabon serves as a trustee of Otero County Electric Cooperative, Inc. He is President of Mesa Verde Enterprises, Inc., which is a heavy horizontal civil construction company. He is the Vice President of Heritage Group, which is a commercial and residential land development company. He is also a partner of Mesa Verde Ranch LLP, which is a land holding and cow/calf ranching operation. He is President of Aggregate Technologies, LLC, which is a mining and aggregate production and trucking operation. He is also owner of MV2, LLC, which is a land holding and construction and demolition landfill operation, and Vice President and co-owner of Trabon LLC, which is a trucking and property management company.
Donald Keairns has served on our Board since April 2012 and has been Vice-Chairman of our Board since August 2021. He is a member of the Executive Committee and the Finance and Audit Committee. Mr. Keairns serves as a director of San Isabel Electric Association, Inc. He owned and managed several rental properties. Mr. Keairns also serves as a director of Western United Electric Supply Corporation.
Julie Kilty has served on our Board since January 2013 and is Secretary of our Board. She is a member of the Executive Committee and the Finance and Audit Committee. Ms. Kilty serves as President of Wyrulec Company. She is owner of Bar X Ranch, LLC and partner of Bar X Design, LLC.
Stuart Morgan has served on our Board since May 2007 and is Treasurer of our Board. He is a member of the Executive Committee and the Finance and Audit Committee. Mr. Morgan serves as a director of Wheat Belt Public Power District. He is President and owner of Morgan Farms, Inc. in Dalton, Nebraska. Mr. Morgan also serves as director of Western States Power Corporation.
Matt M. Brown has served on our Board since April 2010 and is Assistant Secretary of our Board. He is a member of the Executive Committee and the Finance and Audit Committee. Mr. Brown serves as Treasurer of High Plains Power, Inc. He is a rancher in Thermopolis, Wyoming and has held a real estate license in Wyoming since 1983.
Scott Wolfe has served on our Board since June 2008 and is Assistant Secretary of our Board. He is a member of the Executive Committee and the Engineering and Operations Committee. Mr. Wolfe serves as director of San Luis Valley Rural Electric Cooperative, Inc. He is a retired farmer and owns Lobo Farm LLC.
Arthur W. Connell has served on our Board since July 2000. He is a member of the Executive Committee and Engineering and Operations Committee. Mr. Connell serves as a trustee of Central New Mexico Electric Cooperative, Inc. and is a rancher.
Thaine Michie has served on our Board since March 2009. He is a member of the Executive Committee and serves on the Engineering and Operations Committee. Mr. Michie serves as a director of Poudre Valley Rural Electric Association, Inc. He is a retired Chief Executive Officer of Platte River Power Authority.
Douglas Shawn Turner has served on our Board since April 2015. He is a member of the Executive Committee and the Chairman of the Engineering and Operations Committee. Mr. Turner serves as President of The Midwest Electric Cooperative Corporation. He is a farmer and rancher and the owner and operator of Turn-West Farms, Inc. and Wild Horse Spring Land & Cattle Co.
Charles Abel II has served on our Board since April 2019. He is a member of the Finance and Audit Committee. Mr. Abel serves as Treasurer of Sangre de Cristo Electric Association. He is self-employed as a CPA providing tax and financial services to individuals and small businesses. Mr. Abel also serves as a director of CFC.

Leroy Anaya has served on our Board since May 2018. He is a member of the External Affairs-Member Relations Committee. Mr. Anaya serves as a trustee of Socorro Electric Cooperative, Inc. He is retired from the Socorro County Assessor's office.
Robert Baca has served on our Board since June 2016. He serves as Chairman of the External Affairs‑Member Relations Committee. Mr. Baca serves as Chairman of Mora‑San Miguel Electric Cooperative, Inc. He is a self-employed electrician and owner of EGB Electric.
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
Kevin Cooney has served on our Board since June 2020. He is a member of the External Affairs-Member Relations Committee. Mr. Cooney serves as a director of San Miguel Power Association Inc. Mr. Cooney is an engineer and is President of Buka Engineering, Inc. and also works for Rolling Energy Resources.
Mark Daily has served on our Board since May 2018. He is a member of the Engineering and Operations Committee. Mr. Daily serves as a director of Gunnison County Electric Association, Inc. He is a former member service representative for Poudre Valley Rural Electric Association, Inc.
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
Randolph "Randy" Graff has served on our Board since April 2020. He is a member of the Engineering and Operations Committee. Mr. Graff serves as Chairman of Morgan County Rural Electric Association. He is a retired owner and operator of Graff’s Turf Farms, Inc.

Ronald Hilkey has served on our Board since March 2014. He is a member of the Engineering and Operations Committee. Mr. Hilkey serves as a director of White River Electric Association, Inc. Mr. Hilkey is a retired law enforcement officer and the previous owner of Adams Lodge Outfitters.
Ralph Hilyard has served on our Board since April 2002. He is a member of the Engineering and Operations Committee. Mr. Hilyard serves as a director of Roosevelt Public Power District. He is a retired self‑employed farmer.
Joe Hoskins has served on our Board since April 2022. He is a member of the External Affairs-Member Relations Committee. Mr. Hoskins serves as a trustee of Continental Divide Electric Cooperative, Inc. He is a retired manager for Maynard Buckles.
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
Stanley Propp has served on our Board since April 2015. He is a member of the Engineering and Operations Committee. Mr. Propp serves as a director of Chimney Rock Public Power District. He is a retired farmer and retired shop foreman of Scottsbluff County Weed Control Authority.
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
Roger Schenk has served on our Board since April 2019. He is a member of the Finance and Audit Committee. Mr. Schenk serves as a director of Y–W Electric Association, Inc. He is owner and operator of a farm.
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
Kevin Thomas has served on our Board since May 2022. He is a member of the External Affairs-Member Relations Committee. Mr. Thomas serves as a director for High West Energy, Inc. He is a retired school administrator and currently serving as an interim high school principal.
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
Executive Officers
The following table sets forth the names and positions of our executive officers and their ages as of March 1, 2023:

NAME	AGE	POSITION
Duane Highley	61	Chief Executive Officer
Patrick L. Bridges	64	Senior Vice President/Chief Financial Officer
Elda de la Peña	58	Chief Administrative Officer/CHRO
Robert Frankmore	50	Chief of Staff
Barry Ingold	59	Chief Operating Officer
Reginal "Reg" Rudolph	54	Chief Energy Innovations Officer
Jerome "Jay" Sturhahn	50	Senior Vice President, General Counsel
Barbara Walz	60	Senior Vice President, Policy & Compliance/Chief Compliance Officer
Duane Highley is our Chief Executive Officer and has served in that position since April 2019. Mr. Highley previously served as President and CEO of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperatives, Inc. and has over 40 years of experience with electric cooperatives. He has a bachelor’s and master’s degree from Missouri University of Science and Technology and completed the Harvard Business School Advanced Management Program.
Patrick L. Bridges is our Senior Vice President/Chief Financial Officer and has served in that position since 2008. Mr. Bridges previously served as Senior Manager, Corporate Finance. Prior to joining Tri–State in 2006, he served as the Vice President and Treasurer of Texas‑New Mexico Power Company. Mr. Bridges has over 40 years of experience in the electric energy sector. He has a Master of Science degree in applied economics from the University of Texas at Dallas, a Master of Business Administration and a Bachelor of Business Administration degree from West Texas State University, and is a Certified Public Accountant, inactive, and Chartered Financial Analyst.
Elda de la Peña is our Chief Administrative Officer/CHRO and has served in that position since June 2022. Ms. de la Peña’s title changed from Senior Vice President, People and Culture/Chief Human Resource Officer to her current title when she assumed additional responsibilities including management of information technology. Ms. de la Peña previously served as Senior Manager, Employee Services and has served in numerous human resources roles since joining Tri-State in 1997. She has a master’s degree in language and interpersonal communication and is a SHRM Senior Certified Professional and an HRCI certified Senior Professional in Human Resources.
Robert Frankmore is our Chief of Staff and has served in that position since June 2022. Mr. Frankmore previously served as our Vice President, Strategy. Prior to joining Tri–State in 2014, he served as Senior Vice President at Hill & Knowlton Strategies. Mr. Frankmore has over 20 years of experience in the energy industry and over 25 years of experience in governmental relations, communications and public affairs. He has a Bachelor of Arts degree in political science from Colorado State University.
Barry Ingold is our Chief Operating Officer and has served in that position since June 2022. In June 2022, we consolidated the responsibilities for energy management, generation and transmission into a new Chief Operating Officer position that was filled by Mr. Ingold. Prior to assuming the additional responsibilities for energy management and transmission, he was our Senior Vice President, Generation and had served in that position since 2014. Mr. Ingold has served in numerous engineering and management roles since joining Tri-State in 2004. In addition to his 25 years of direct industry experience, Mr. Ingold served for 13 years in the submarine force of the United States Navy. He then transitioned to the Navy Reserve where he served for an additional 13 years and attained the rank of Captain prior to retiring from the United States Navy. Mr. Ingold has a bachelor’s degree in marine engineering and marine transportation from the United States Merchant Marine Academy, a master’s degree in mechanical engineering from the Naval Postgraduate School, and a master’s degree in business administration from Arizona State University.

Reginal "Reg" Rudolph is our Chief Energy Innovations Officer and has served in that position since January 2022. Prior to joining Tri–State, Mr. Rudolph served as General Manager of our Utility Member, San Isabel Electric Association, Inc. for 14 years and has over 31 years of experience in the electric utility industry. Mr. Rudolph has a Master’s of Business Administration degree from Colorado State University and a Bachelor of Business Administration degree from North Dakota State University.
Jerome “Jay” Sturhahn is our Senior Vice President, General Counsel and has served in that position since October 2022. Prior to joining Tri–State, Mr. Sturhahn practiced law in Denver, Colorado as a member at Sherman & Howard L.L.C., including representing us on litigation and regulatory matters. He has a Bachelor of Arts degree from Yale University and a Jurisprudence Doctor degree from the University of Michigan Law School. He has over 20 years of legal experience.
Barbara Walz is our Senior Vice President, Policy & Compliance/Chief Compliance Officer and has served in that position since 2011. She joined Tri‑State in 1997 as senior engineer of environmental services. She has held various positions at Tri–State, including Environmental Services Manager and later, Vice President of Environmental. Mrs. Walz has a Bachelor of Science degree in chemical engineering from the University of North Dakota, a master’s degree in environmental policy and management from the University of Denver, and a certificate in Financial Success for Nonprofits from Cornell University. In 2017, Mrs. Walz was inducted into the University of North Dakota Engineering Hall of Fame. She has 26 years of experience in the utility industry.
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
Process.  The Executive Committee of our Board recommends on an annual basis the compensation for our Chief Executive Officer to the entire Board and our Board approves such compensation. Our Board has delegated to our Chief Executive Officer the authority to establish and adjust compensation for all other employees. The compensation for all other employees, including executive officers, is determined by the Chief Executive Officer based upon performance and market‑based salary data.
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
Bonuses.  As a general practice, we do not normally issue bonuses. However, on occasion, a discretionary cash bonus may be awarded by the Chief Executive Officer to the executive officers or other employees. Our Board has the authority to award a bonus to the Chief Executive Officer if deemed appropriate.
Retention Agreements.  The Chief Executive Officer, with the approval of our Board, has in the past executed retention agreements for certain executive officers and other staff as deemed appropriate from time to time. We currently have no retention agreements with our executive officers.

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
Arthur W. Connell
Thaine Michie
Douglas Shawn Turner
Compensation Committee Interlocks and Insider Participation
As described above, the Executive Committee of our Board recommends the compensation for our Chief Executive Officer to the entire Board and our Board approves the compensation. Our Board has delegated to our Chief Executive Officer the authority to establish and adjust compensation for all other employees other than himself. Timothy A. Rabon, Donald Keairns, Julie Kilty, Stuart Morgan, Matt M. Brown, Scott Wolfe, Arthur W. Connell, Thaine Michie and Douglas Shawn Turner serve as members of the Executive Committee.
Other than as noted below, no member of the Executive Committee is, or previously was, an officer or employee of us. Mr. Rabon is our Chairman and President, Mr. Keairns is our Vice Chairman, Ms. Kilty is our Secretary, Mr. Morgan is our Treasurer, Mr. Brown is our Assistant Secretary, and Mr. Wolfe is our Assistant Secretary. All of the members of our Executive Committee are directors of our Utility Members. Each of our Utility Members has a wholesale electric service contract with us and we received revenue from each of our Utility Members in excess of $120,000 in 2022.
Executive Compensation
Summary Compensation Table
The following table sets forth information concerning compensation awarded to, earned by or paid to our Principal Executive Officer, Principal Financial Officer and our three other most highly paid executive officers (based on total compensation for 2022). The table also identifies the principal capacity in which each of these executives serves or served.

Name and Title	Year	Salary	Change in pension value and nonqualified deferred compensation earnings	All other compensation (1)	Total
Duane D. Highley	2022	$1,489,353	$1,822,524	$65,565	$3,377,442
Chief Executive Officer	2021	1,421,924	2,213,191	65,068	3,700,183
	2020	1,350,000	2,076,328	49,596	3,475,924
Patrick L. Bridges (2)	2022	527,763	168,151	63,116	759,030
Senior VP/CFO	2021	502,770	—	62,780	565,550
	2020	496,884	463,739	162,430	1,123,053
Barbara Walz	2022	438,044	347,736	47,979	833,759
Senior VP, Policy and	2021	413,838	576,076	43,917	1,033,831
Compliance/CCO	2020	367,427	591,192	117,246	1,075,865
Barry Ingold	2022	497,524	464,036	38,321	999,881
Chief Operating Officer	2021	402,217	464,036	39,236	905,489
	2020	398,400	517,490	120,413	1,036,303
Elda de la Peña	2022	413,773	450,394	51,698	915,865
Chief Administrative	2021	331,858	424,832	40,323	797,013
Officer/CHRO	2020	212,731	290,976	28,844	532,551
___________________________________________________
(1)Includes retention agreement payments, if applicable, monthly auto allowance or personal use of auto which is grossed up to cover taxes, relocation benefits, employer 401(k) and non-qualified executive plan contribution, group term life, and employer paid premium for medical and dental insurance.
(2)    Patrick Bridges quasi-retired on January 6, 2021 from the RS Plan at which time the benefit calculation started over on January 7, 2021. Therefore, the change in value of the plan from December 31, 2020 to December 31, 2021 was a negative $1,014,386.63.

Defined Benefit Plan
The following table lists the estimated values under the RS Plan and both restoration plans as of December 31, 2022. As a result of changes in Internal Revenue Service regulations, the annual base salary used in determining benefits is limited to $305,000 effective January 1, 2022.

Name	Number of years Credited Service as of December 31, 2022	RS Plan Present Value of Accumulated Benefit as of December 31, 2022	Pension Restoration Plans Present Value of Accumulated Benefit as of December 31, 2022	Payments During 2022
Duane D. Highley (1)	3 years, 9 months	$3,100,810	$6,085,454	None
Patrick L. Bridges (2)	1 year, 11 months	198,371	1,005,157	$1,456,190
Barbara Walz	24 years, 11 months	2,637,888	623,075	None
Barry Ingold	17 years	1,838,097	617,851	None
Elda de la Peña	24 years, 8 months	1,835,098	489,366	None
________________________________________
(1)Mr. Highley began employment with us on April 1, 2019. He has 3 years 9 months of service with us and a total of 38 years and 6 months in the RS Plan due to prior years of participation at previous employers. His participation in the NRECA Executive Benefit Restoration Plan started new on April 1, 2019.
(2)Patrick Bridges received a quasi-retired lump sum on January 6, 2021 from the RS Plan. On January 7, 2021, Mr. Bridges began accruing a new pension plan benefit. Number of years credited for the Pension Restoration Plan is 15 years, 3 months.
There is a one-year waiting period after commencement of employment before participants are eligible for the RS Plan. This waiting period is waived if the participant was previously eligible for the RS Plan at another participating employer.
The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service multiplied by the average of his or her highest annual salary in five of the last ten years multiplied by 1.9 percent. The value listed in the table is the actual lump sum value that would have been payable to the employee if they had terminated employment on December 31, 2022.
Chief Executive Officer Pay Ratio
The 2022 compensation disclosure ratio of the median annual total compensation of all our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	2022 Total Compensation (1)
Median annual total compensation of all employees (excluding Chief Executive Officer)	$153,200
Annual Total Compensation of Duane D. Highley, Chief Executive Officer	3,377,442
Ratio of the median annual total compensation of all employees to the annual total compensation of Duane D. Highley, Chief Executive Officer	1.0:21.99
__________________________________________________
(1)Includes change in pension value from 2021 to 2022.
In determining the median employee, a listing was prepared of all active employees of us and our subsidiaries as of December 31, 2022. We did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2022. We determined the compensation of our median employee by (1) utilizing the W-2 Box 5 wages for all active employees for 2022 and (2) ranking the annual total compensation of the employees, except the Chief Executive Officer, from lowest to highest. To determine if a material difference exists in the total compensation of the median employee compared to other employees when adding the change in pension value for the employee, we added this value to the median employee and to the three employees below and three employees above. After completing this evaluation of the seven employees, it was determined there was a material difference in the pension value of the years of benefit service of the seven employees. Therefore, we did change the median employee after adding the change in pension value to be the median employee of the above mentioned seven employees.
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
Board of Directors Compensation
Chairman and President of our Board
The Chairman and President of our Board is compensated per Board policy, which was revised in November 2022 and now provides as follows:
1)Due to the duties and responsibilities of the Chairman and President, the allowance paid to the Chairman and President is $160,000 per year paid on a bi-weekly basis. The Chairman and President is also reimbursed for expenses submitted as incurred.
2)The Chairman and President is assigned a company vehicle for business and personal use.
Board of Directors
Our Board, excluding the Chairman and President, are compensated per Board policy, which was revised in November 2022 and now provides as follows:
1)A director will receive a monthly preparation fee of $500.
2)For each day a director attends one or more authorized meetings or events in person, including virtual meetings, the director is entitled to an attendance allowance of $500. For virtual meetings or virtual events that require an hour or less of director time, no allowance will be paid without approval from the Chairman and President or Vice Chairman.
3)The travel day allowance for travel time for directors going to and from the above meetings or events, where one or more days or a partial day of travel is required in addition to the day of the meeting, is up to $500 with the allowance based upon the number of miles the director lives from the location of the meeting.
4)Directors are reimbursed for transportation in connection with the foregoing meetings or events at the published maximum IRS approved mileage rate for use of a personal vehicle, or for the actual commercial plane, bus, rail, rental car and/or ground transportation fares incurred.
5)The allowance for meal expenses of a director incurred in the Denver metropolitan area in connection with attendance at meetings is at the published maximum IRS allowable per diem rate, for the Denver metropolitan area. A director may stay at a hotel approved by us, the Chairman and President, or the Executive Committee in the Denver metropolitan area in connection with attendance at meetings at no charge to the director. All meetings attended by directors outside of the Denver metropolitan area will be reimbursed for actual receipted expenses for meals and lodging incurred at such meetings.
Directors are authorized to attend other meetings or functions at our expense only with the authorization of our Board or the Chairman and President, or in the absence of those, with the authorization of the Vice Chairman upon consultation with and consent of any member of the Executive Committee.
Deferred Compensation Program
Our Board, including the Chairman and President of our Board, are eligible to participate in the Directors’ Elective Deferred Fees Plan. This program allows for deferral of director’s fees into an unfunded and unsecured plan under Section 409A of the Internal Revenue Code. Under this program, the funds are held in trust by a third party bank and the funds are subject to claims by our creditors in the event of insolvency.

Board of Directors Compensation Table
The following table sets forth information concerning fees earned or paid to our Board in 2022 for services rendered. Director fees are earned or paid in cash after submission of receipts to us. Directors are also reimbursed for expenses as described above.

Name	2022 Board Fees (1)
Charles Abel II	$12,875
Leroy Anaya	22,250
Robert Baca	31,500
Lucas Bear	17,750
Robert Bledsoe	20,250
Lawrence Brase	19,500
Leo Brekel	17,750
William Bridges	21,250
Matt M. Brown	18,000
Jerry Burnett (2)	12,500
Arthur W. Connell	33,500
Kevin Cooney	28,750
Mark Daily	21,000
Raymond Bruce Duran	16,500
Jerry Fetterman	18,000
John "Jack" Finnerty	20,000
Joel Gilbert	17,250
Rick Gordon	21,000
Randolph "Randy" Graff	15,000
Ronald Hilkey	15,750
Ralph Hilyard	14,500
Joe Hoskins	12,000
Donald Keairns	57,250
Hal Keeler	25,500
Julie Kilty	28,000
Brian McCormick	15,625
Kohler McInnis	20,500
Thaine Michie	24,000
Stuart Morgan	29,250
Stanley Propp	17,000
Timothy A. Rabon	162,500
Steve M. Rendon	33,500
Claudio Romero (2)	6,500
Peggy A. Ruble	19,000
Roger Schenk	28,000
Gary Shaw	16,000
Darryl Sullivan	22,000
Kevin Thomas	14,500
Clay Thompson	15,000
Carl Trick II	12,500
Douglas Shawn Turner	25,750
William Wilson	21,500

Scott Wolfe	23,000
Phillip Zochol	11,750
____________________________________
(1)Various directors have deferred a total of $13,025 of the actual Board fee payments made in 2022. Some directors deferred up to 100 percent of their fee payments.
(2)Individual ceased serving on our Board prior to December 31, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Because we are a cooperative, our Members own us. Each of our directors, as required by our Bylaws, is a general manager, director or trustee of the Utility Member that it represents on our Board. Each of our Utility Members has a wholesale electric service contract with us and we received revenue from each of our Utility Members in excess of $120,000 in 2022.
Other than as described above, in 2022, we had no transactions with any related persons that exceeded $120,000 and there are currently no proposed transactions with any related persons that exceed $120,000.
Our Board has adopted a conflicts of interest policy that sets forth guidelines for the approval of any related party transaction and requires that our directors, senior management, and certain employees annually report and supplement as needed to the Chairman and President of our Board all personal and business relationships that could influence decisions related to our operation and management, as well as any relationships that could give the appearance of influencing such decisions.
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

	2022	2021
Audit Fees(1)	$861,000	$780,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	49,000	27,000
All Other Fees(4)	—	—
Total	$910,000	$807,000
_____________________________________________________________
(1)Audit of annual consolidated financial statements and review of interim consolidated financial statements included in SEC filings and services rendered in connection with financings, including comfort letters, consents, and comment letters. Also includes audit of the financial statements included in the annual FERC Form 1 filing.
(2)Other audit-related services generally relate to accounting consultations pertaining to accounting standards impacting future periods. There were no such services or related fees during 2021 and 2022.
(3)Professional tax services including tax consulting and tax return compliance.
(4)All other fees.

For the two most recent fiscal years, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.
Pre-Approval Policy
All audit, tax, and other services, and related fees, to be performed by Ernst & Young LLP for us must be reviewed by the Finance and Audit Committee and approved by our Board. In the event that time does not allow for Finance and Audit Committee review and Board pre-approval of non-audit fees, non-audit service may be performed by Ernst & Young LLP if pre-approved by both the Chairman and the Vice-Chairman of the Finance and Audit Committee. The Finance and Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services for approval by our Board. Committee review and Board pre-approval is granted usually at regularly scheduled meetings. During 2021 and 2022, all services performed by Ernst & Young LLP were approved or pre-approved in accordance with this policy.

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

4.1†
Indenture, dated effective as of December 15, 1999, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association, as (successor) trustee, as supplemented by Supplemental Indenture No. 2, dated June 30, 2000, Supplemental Indenture No. 20, dated July 30, 2009, Supplemental Indenture No. 21, dated October 8, 2009, Supplemental Indenture No. 27, dated July 29, 2011, Supplemental Indenture No. 28, dated March 15, 2012, Supplemental Indenture No. 29, dated December 6, 2012, Supplemental Indenture No. 30, dated July 3, 2013, Supplemental Indenture No. 34, dated October 30, 2014 and Supplemental Indenture No. 38, dated November 21, 2014 (Filed as Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement, File No. 333-203560.)

4.1.1†
Supplemental Master Mortgage Indenture No. 39, dated and effective as of May 23, 2016, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1 to the Registrant’s Form 8‑K filed on May 23, 2016, File No. 333‑203560.)

4.1.2†
Supplemental Master Mortgage Indenture No. 40, dated and effective as of November 16, 2017, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.2 to the Registrant’s Form 10‑K filed on March 9, 2018, File No. 333‑203560.)

4.1.3†
Supplemental Master Mortgage Indenture No. 41, dated and effective as of April 25, 2018, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1 to the Registrant’s Form 8‑K filed on April 25, 2018, File No. 333‑203560.)

4.1.4†
Supplemental Master Mortgage Indenture No. 42, dated and effective as of December 11, 2018, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.4 to the Registrant’s Form 10-K filed on March 8, 2019, File No. 333-212006.)

4.1.5†
Supplemental Master Mortgage Indenture No. 43, dated and effective as of June 24, 2020, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.5 to the Registrant’s Form 10-Q filed on August 12, 2020, File No. 333-212006.)

4.1.6†
Supplemental Master Mortgage Indenture No. 44, dated and effective as of April 25, 2022, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on April 25, 2022, File No. 333-212006.)

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

4.6†	Form of Exchange Bond for 4.25% First Mortgage Bonds, Series 2016A, due 2046 (Filed as Exhibit 4.3 to the Registrant’s Form S-4 Registration Statement, File No. 333-212006.)
4.7.1*	Term Loan Agreement, dated December 6, 2012, between Tri‑State and CoBank, ACB
4.7.2*	Secured Promissory Note, dated December 6, 2012, from Tri‑State to CoBank, ACB, related to Loan No. 002660317, in the original amount of $100,000,000
4.8.1*	Unsecured Term Loan Agreement, dated June 10, 2013, between Tri‑State and CoBank, ACB
4.8.2*	Promissory Note, dated June 10, 2013, from Tri‑State to CoBank, ACB, related to Loan No. 002713681, in the original amount of $71,000,000
4.9.1*	Term Loan Agreement, dated October 31, 2014, between Tri‑State and CoBank, ACB
4.9.2*	Promissory Note, dated November 4, 2014, from Tri‑State to CoBank, ACB, related to term loan A 002847868, in the original amount of $68,345,000
4.9.3*	Promissory Note, dated November 4, 2014, from Tri‑State to CoBank, ACB, related to term loan B 002847716, in the original amount of $102,220,000
4.10.1*	Term Loan Agreement, dated December 11, 2018, between Tri‑State and CoBank, ACB
4.10.2*	Promissory Note, dated December 11, 2018, from Tri‑State to CoBank, ACB, related to term loan A 003170483, in the original amount of $55,180,926
4.10.3*	Promissory Note, dated December 11, 2018, from Tri‑State to CoBank, ACB, related to term loan B 003170567, in the original amount of $69,819,074
4.11.1*	Term Loan Agreement, dated June 24, 2020, between Tri‑State and CoBank, ACB
4.11.2*	Promissory Note, dated June 24, 2020, from Tri‑State to CoBank, ACB, related to term loan No. 30080493, in the original amount of $125,000,000
4.12.1*	Loan Agreement, dated October 31, 2014, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.12.2*	First Amendment to Loan Agreement, dated March 6, 2023, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.12.3*	Secured Promissory Note, dated October 31, 2014, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to Loan C‑0047‑9077, in the original amount of $102,220,000
4.13.1*	Loan Agreement, dated October 31, 2014, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.13.2*	Secured Promissory Note, dated October 31, 2014, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to loan C‑0047‑9078, in the original amount of $68,300,000
4.14.1*	Loan Agreement, dated June 24, 2020, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.14.2*	First Amendment to Loan Agreement, dated March 6, 2023, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.14.3*	Secured Promissory Note, dated June 24, 2020, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to loan C‑0047‑A-9080, in the original amount of $50,000,000
4.14.4*	Secured Promissory Note, dated June 24, 2020, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to loan C‑0047‑A-9081, in the original amount of $50,000,000
4.15*	Amended and Restated Bond, dated October 2, 2017, pursuant to the Trust Indenture, dated February 1, 2009, between Moffat County, Colorado and U.S. Bank Trust Company, National Association, as (successor) trustee, in the original amount of $46,800,000 related to Pollution Control Refunding Revenue Bonds, Series 2009B.
4.16.1*	Notes, dated October 31, 2014, from Tri‑State to various purchasers, relating to Series 2014B Note Purchase Agreement
4.16.2*	Notes, dated December 12, 2017, from Tri‑State to various purchasers, relating to 2017 Note Purchase Agreement
4.16.3*	Notes, dated April 12, 2018, from Tri‑State to various purchasers, relating to 2017 Note Purchase Agreement

4.17*	Note, dated October 21, 2003, from Springerville Unit 3 Holding to Wilmington Trust Company, relating to Tri‑State 2003‑Series B Pass Through Trust, in the original amount of $405,000,000, due in 2033
4.18.1*	Tri‑State First Mortgage Bond, dated June 8, 2010, related to Series 2010A due in 2040, in the principal amount of $400,000,000
4.18.2*	Tri‑State First Mortgage Bond, dated October 8, 2010, related to Series 2010A due in 2040, in the principal amount of $100,000,000
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

10.5.1
First Amendment to Participation Agreement, effective as of July 1, 2022, among Tri‑State, as Construction Agent and as Lessee, Computershare Trust Company, N.A., as (successor) Independent Manager, Springerville Unit 3 Holding LLC, as Owner Lessor, Springerville Unit 3 OP LLC, as Owner Participant, and Wilmington Trust Company, as Indenture Trustee.

10.6.1†
Supplemental Master Mortgage Indenture No. 23, dated as of June 8, 2010, between U.S. Bank Trust Company, National Association, as (successor) trustee, and Tri‑State in connection with Series 2010A Secured Obligations (Filed as Exhibit 10.6.1 to the Registrant’s Form S-4 Registration Statement, File No. 333-203560.)

10.6.2†
Supplemental Master Mortgage Indenture No. 24, dated as of October 8, 2010, between U.S. Bank Trust Company, National Association, as (successor) trustee, and Tri‑State in connection with reopening and amending of Series 2010A Secured Obligations (Filed as Exhibit 10.6.2 to the Registrant’s Form S-4 Registration Statement, File No. 333-203560.)

10.7†
2014 Note Purchase Agreement, dated as of October 31, 2014, between Tri‑State and various purchasers of the notes identified therein (Filed as Exhibit 10.8 to the Registrant’s Form S-4 Registration Statement, File No. 333-203560.)

10.8†
Amended and Restated Credit Agreement, dated as of April 25, 2022, amongst Tri‑State, as borrower, each lender from time to time party thereto, including National Rural Utilities Cooperative Finance Corporation, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed on April 25, 2022, File No. 333‑203560.)

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

TRI‑STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
Date: March 10, 2023	By:	/s/ DUANE HIGHLEY
		Name:	Duane Highley
		Title:	Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DUANE HIGHLEY	Chief Executive Officer (principal executive officer)	March 10, 2023
Duane Highley

/s/ PATRICK L. BRIDGES	Senior Vice President/Chief Financial Officer (principal financial officer)	March 10, 2023
Patrick L. Bridges

/s/ DENNIS J. HRUBY	Vice President Controller (principal accounting officer)	March 10, 2023
Dennis J. Hruby

/s/ TIMOTHY A. RABON	Chairman, President and Director	March 10, 2023
Timothy A. Rabon

/s/ DONALD KEAIRNS	Director	March 10, 2023
Donald Keairns

/s/ JULIE KILTY	Director	March 10, 2023
Julie Kilty

/s/ STUART MORGAN	Director	March 10, 2023
Stuart Morgan

/s/ MATT M. BROWN	Director	March 10, 2023
Matt M. Brown

/s/ SCOTT WOLFE	Director	March 10, 2023
Scott Wolfe

/s/ ARTHUR W. CONNELL	Director	March 10, 2023
Arthur W. Connell

/s/ THAINE MICHIE	Director	March 10, 2023
Thaine Michie

/s/ DOUGLAS SHAWN TURNER	Director	March 10, 2023
Douglas Shawn Turner

/s/ CHARLES ABEL II	Director	March 10, 2023
Charles Abel II

/s/ LEROY ANAYA	Director	March 10, 2023
Leroy Anaya

/s/ ROBERT BACA	Director	March 10, 2023
Robert Baca

/s/ LUCAS BEAR	Director	March 10, 2023
Lucas Bear

/s/ ROBERT BLEDSOE	Director	March 10, 2023
Robert Bledsoe

/s/ LAWRENCE BRASE	Director	March 10, 2023
Lawrence Brase

/s/ LEO BREKEL	Director	March 10, 2023
Leo Brekel

/s/ WILLIAM BRIDGES	Director	March 10, 2023
William Bridges

/s/ KEVIN COONEY	Director	March 10, 2023
Kevin Cooney

/s/ MARK DAILY	Director	March 10, 2023
Mark Daily

/s/ RAYMOND BRUCE DURAN	Director	March 10, 2023
Raymond Bruce Duran

/s/ JERRY FETTERMAN	Director	March 10, 2023
Jerry Fetterman

/s/ JOHN FINNERTY	Director	March 10, 2023
John Finnerty

/s/ JOEL GILBERT	Director	March 10, 2023
Joel Gilbert

/s/ RICK GORDON	Director	March 10, 2023
Rick Gordon

/s/ RANDOLPH GRAFF	Director	March 10, 2023
Randolph Graff

/s/ RONALD HILKEY	Director	March 10, 2023
Ronald Hilkey

/s/ RALPH HILYARD	Director	March 10, 2023
Ralph Hilyard

/s/ JOE HOSKINS	Director	March 10, 2023
Joe Hoskins

Director
Hal Keeler

Director
Brian McCormick

/s/ KOHLER MCINNIS	Director	March 10, 2023
Kohler McInnis

/s/ STANLEY PROPP	Director	March 10, 2023
Stanley Propp

/s/ STEVE M. RENDON	Director	March 10, 2023
Steve M. Rendon

/s/ PEGGY A. RUBLE	Director	March 10, 2023
Peggy A. Ruble

/s/ ROGER SCHENK	Director	March 10, 2023
Roger Schenk

Director
Gary Shaw

/s/ DARRYL SULLIVAN	Director	March 10, 2023
Darryl Sullivan

/s/ KEVIN THOMAS	Director	March 10, 2023
Kevin Thomas

/s/ CLAY THOMPSON	Director	March 10, 2023
Clay Thompson

/s/ CARL TRICK II	Director	March 10, 2023
Carl Trick II

/s/ WILLIAM WILSON	Director	March 10, 2023
William Wilson

/s/ PHILLIP ZOCHOL	Director	March 10, 2023
Phillip Zochol