Form 10-Q
period 2023-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2023-05-08
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
FOR THE QUARTER ENDED MARCH 31, 2023

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
ii

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements.” All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, business strategy, member withdraws and development, construction, operation, or closure of facilities (often, but not always, identified through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “projection,” “target” and “outlook”) are forward-looking statements.
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Property, plant and equipment
Electric plant
In service	$5,667,942	$5,659,423
Construction work in progress	108,064	81,555
Total electric plant	5,776,006	5,740,978
Less allowances for depreciation and amortization	(2,417,882)	(2,392,363)
Net electric plant	3,358,124	3,348,615
Other plant	954,763	954,144
Less allowances for depreciation, amortization and depletion	(700,717)	(694,774)
Net other plant	254,046	259,370
Total property, plant and equipment	3,612,170	3,607,985
Other assets and investments
Investments in other associations	176,254	177,477
Investments in and advances to coal mines	1,790	1,914
Restricted cash and investments	4,077	4,257
Other noncurrent assets	16,436	15,828
Total other assets and investments	198,557	199,476
Current assets
Cash and cash equivalents	103,666	105,852
Restricted cash and investments	17,434	573
Deposits and advances	37,643	34,233
Accounts receivable—Utility Members	94,990	103,246
Other accounts receivable	12,949	32,436
Coal inventory	33,959	34,723
Materials and supplies	103,191	93,514
Total current assets	403,832	404,577
Deferred charges
Regulatory assets	642,345	650,421
Prepayment—NRECA Retirement Security Plan	9,402	10,745
Other	47,584	40,445
Total deferred charges	699,331	701,611
Total assets	$4,913,890	$4,913,649
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$967,408	$984,865
Accumulated other comprehensive loss	(527)	(468)
Noncontrolling interest	127,625	126,180
Total equity	1,094,506	1,110,577
Long-term debt	2,981,844	2,869,963
Total capitalization	4,076,350	3,980,540
Current liabilities
Utility Member advances	17,130	17,070
Accounts payable	110,008	109,109
Short-term borrowings	198,455	274,102
Accrued expenses	30,469	42,506
Current asset retirement obligations	9,599	5,419
Accrued interest	43,078	25,431
Accrued property taxes	31,957	36,477
Current maturities of long-term debt	77,389	92,920
Total current liabilities	518,085	603,034
Deferred credits and other liabilities
Regulatory liabilities	38,056	49,931
Deferred income tax liability	19,298	19,275
Asset retirement and environmental reclamation obligations	181,919	181,588
Other	69,255	68,374
Total deferred credits and other liabilities	308,528	319,168
Accumulated postretirement benefit and postemployment obligations	10,927	10,907
Total equity and liabilities	$4,913,890	$4,913,649
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating revenues
Utility Member electric sales	$292,176	$282,247
Non-member electric sales	41,950	22,944
Rate stabilization	11,757	7,883
Provision for rate refunds	310	—
Other	17,858	12,128
	364,051	325,202

Operating expenses
Purchased power	100,825	87,300
Fuel	81,930	62,474
Production	43,552	37,796
Transmission	49,028	47,182
General and administrative	18,498	20,273
Depreciation, amortization and depletion	42,381	41,475
Coal mining	1,639	1,526
Other	6,295	1,036
	344,148	299,062

Operating margins	19,903	26,140

Other income
Interest	1,330	858
Capital credits from cooperatives	1,952	4,594
Other	1,555	885
	4,837	6,337

Interest expense
Interest	40,764	35,681
Interest charged during construction	(983)	(395)
	39,781	35,286

Income tax expense	22	18

Net margins including noncontrolling interest	(15,063)	(2,827)
Net margin attributable to noncontrolling interest	(2,394)	(2,008)
Net margins attributable to the Association	$(17,457)	$(4,835)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net margins including noncontrolling interest	$(15,063)	$(2,827)
Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	61	(176)
Amortization of prior service credit on postretirement benefit obligation included in net margin	(409)	(535)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	289	283
Other comprehensive loss	(59)	(428)

Comprehensive loss including noncontrolling interest	(15,122)	(3,255)
Net comprehensive income attributable to noncontrolling interest	(2,394)	(2,008)

Comprehensive loss attributable to the Association	$(17,516)	$(5,263)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Patronage capital equity at beginning of period	$984,865	$994,865

Net margins attributable to the Association	(17,457)	(4,835)
Patronage capital equity at end of period	967,408	990,030

Accumulated other comprehensive loss at beginning of period	(468)	(1,460)
Unrealized gain (loss) on securities available for sale	61	(176)
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(409)	(535)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	289	283
Accumulated other comprehensive loss at end of period	(527)	(1,888)

Noncontrolling interest at beginning of period	126,180	119,100

Net comprehensive income attributable to noncontrolling interest	2,394	2,008
Equity distribution to noncontrolling interest	(949)	(342)
Noncontrolling interest at end of period	127,625	120,766
Total equity at end of period	$1,094,506	$1,108,908
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net margins including noncontrolling interest	$(15,063)	$(2,827)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	42,381	41,475
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	551	665
Impairment loss	—	3,689
Deferred impairment loss	—	(3,689)
Rate stabilization revenue	(11,757)	(7,883)
Deposits (refunds) associated with generator interconnection requests	1,840	(6,108)
Capital credit allocations from cooperatives and income from coal mines under (over) refund distributions	1,348	(1,075)
Changes in operating assets and liabilities:
Accounts receivable	30,174	(1,754)
Coal inventory	764	2,337
Materials and supplies	(9,677)	(3,439)
Accounts payable and accrued expenses	(15,914)	10,627
Accrued interest	17,647	18,108
Accrued property taxes	(4,520)	(4,171)
Other	8,413	(15,617)
Net cash provided by operating activities	47,530	31,681

Investing activities
Purchases of plant	(33,945)	(22,034)
Changes in deferred charges	(11,931)	(3,285)
Proceeds from other investments	—	75
Net cash used in investing activities	(45,876)	(25,244)

Financing activities
Changes in Member advances	(613)	(2,969)
Payments of long-term debt	(53,507)	(64,669)
Proceeds from issuance of long-term debt, net of issuance costs	99,485	—
Change in short-term borrowings, net	(25,647)	69,949
Retirement of patronage capital	(5,446)	(4,564)
Equity distribution to noncontrolling interest	(949)	(342)
Other	(482)	(445)
Net cash provided by (used in) financing activities	12,841	(3,040)

Net increase in cash, cash equivalents and restricted cash and investments	14,495	3,397
Cash, cash equivalents and restricted cash and investments – beginning	110,682	105,136
Cash, cash equivalents and restricted cash and investments – ending	$125,177	$108,533

Supplemental cash flow information:
Cash paid for interest	$22,519	$16,401
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(1,334)	$(1,110)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-two electric distribution member systems who are Class A members to which we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. See Note 17 – Legal.
We comply with the Uniform System of Accounts as prescribed by FERC. In conformity with GAAP, the accounting policies and practices applied by us in the determination of rates are also employed for financial reporting purposes.
The accompanying financial statements reflect the consolidated accounts of Tri-State Generation and Transmission Association, Inc. (“Tri-State”, “we”, “our”, “us” or “the Association”), our wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which we or our subsidiaries are the primary beneficiaries. See Note 16 – Variable Interest Entities. Our consolidated financial statements also include our undivided interests in jointly owned facilities. We have eliminated all intercompany balances and transactions in consolidation.
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
Our share in each jointly owned facility is as follows as of March 31, 2023 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,689	$263,211	$439
MBPP - Laramie River Station	28.50%	531,653	343,033	1,549
Total		$923,342	$606,244	$1,988

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
Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Regulatory assets
Deferred income tax expense (1)	$19,279	$19,279
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	76,270	76,842
Goodwill – J.M. Shafer (3)	39,886	40,598
Goodwill – Colowyo Coal (4)	33,837	34,095
Deferred debt prepayment transaction costs (5)	112,888	115,045
Deferred Holcomb expansion impairment loss (6)	78,301	79,470
Unrecovered plant (7)	281,884	285,092
Total regulatory assets	642,345	650,421

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,223	2,341
Membership withdrawal (9)	35,833	47,590
Total regulatory liabilities	38,056	49,931
Net regulatory asset	$604,289	$600,490
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
(7)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante and Rifle Generating Stations. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045 and recovered from our Utility Members through rates. The deferred impairment loss for Rifle Generating

Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028 and recovered from our Utility Members in rates.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(9) Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. For the three months ended March 31, 2023, $11.8 million was recognized in operating revenues as part of our rate stabilization measures.
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
Investments in other associations are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Basin Electric Power Cooperative	$127,640	$127,640
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,172	12,172
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	15,585	16,727
Other	5,803	5,884
Investments in other associations	$176,254	$177,477
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the three months ended March 31, 2023 or during 2022.
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
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2023, we recognized $0.3 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable - Utility Members	$94,990	$103,246

Other accounts receivable - trade:
Non-member electric sales	4,714	17,213
Other	6,505	9,141
Total other accounts receivable - trade	11,219	26,354
Other accounts receivable - nontrade	1,730	6,082
Total other accounts receivable	$12,949	$32,436

Contract liabilities (unearned revenue)	$4,873	$5,123
NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2023	December 31, 2022
Preliminary surveys and investigations	$12,261	$13,048
Advances to operating agents of jointly owned facilities	19,198	7,324
Operating lease right-of-use assets	6,506	6,771
Other	9,619	13,302
Total other deferred charges	$47,584	$40,445
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
NOTE 7 – LONG-TERM DEBT
We have $3.0 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”) except for one unsecured note in the amount of $2.1 million as of March 31, 2023. Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio ("DSR") requirement on an annual basis and an equity to capitalization ratio ("ECR") requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require us to transfer all cash to a special fund managed by the trustee of the Master Indenture.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027. We had no outstanding borrowings under the 2022 Revolving Credit Agreement as of March 31, 2023. As of March 31, 2023, we had $271.5 million in availability (including $252 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
On March 24, 2023, we entered into a two-year, $150 million variable rate syndicated multiple advance term loan agreement with CoBank, as the administrative agent. On the date of closing, we drew $100 million from the loan. We intend to draw the additional $50 million remaining within twelve months and will use the proceeds to pay down commercial paper. As of March 31, 2023, $50 million of short-term debt was reclassed to long-term debt due to our intent and ability to refinance on a long-term basis.
Long-term debt consists of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Total debt	$3,077,975	$2,981,481
Less debt issuance costs	(21,445)	(21,481)
Less debt discounts	(8,891)	(8,960)
Plus debt premiums	11,594	11,843
Total debt adjusted for debt issuance costs, discounts and premiums	3,059,233	2,962,883
Less current maturities	(77,389)	(92,920)
Long-term debt	$2,981,844	$2,869,963

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
Commercial paper consisted of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Commercial paper outstanding, net of discounts	$198,455	$274,102
Weighted average interest rate	5.31%	4.61%

As of March 31, 2023, $248 million commercial paper was outstanding and $252 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 7 – Long-Term Debt. Additionally, $50 million of the outstanding commercial paper was reclassed to long-term debt as of March 31, 2023. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Three Months Ended March 31, 2023
Obligations at beginning of period	$187,007
Liabilities settled	(30)
Accretion expense	1,290
Change in estimate	3,251
Total obligations at end of period	$191,518
Less current obligations at end of period	(9,599)
Long-term obligations at end of period	$181,919
The New Horizon Mine environmental remediation liability that has been recorded is $67.3 million as of March 31, 2023. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statement of operations. Although the entire environmental obligation has been expensed, we may seek future rate recovery in upcoming rate filing with FERC that is expected to occur in June 2023. If we seek regulatory treatment for the New Horizon Mine environmental remediation liability in our June 2023 rate filing with FERC, we expect we may have negative expense of a significant portion of the $67.3 million in 2023. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2023	December 31, 2022
Transmission easements	$18,114	$18,636
OATT deposits	19,234	17,476
Financial liabilities - reclamation	12,388	12,429
Customer deposits	8,586	8,616
Contract liabilities (unearned revenue) - noncurrent	3,507	3,765
Operating lease liabilities - noncurrent	1,137	1,251
Other	6,289	6,201
Total other deferred credits and other liabilities	$69,255	$68,374
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $26.9 million will be paid by us for these easements from 2023 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $18.1 million and $18.6 million as of March 31, 2023 and December 31, 2022, respectively, which are recorded as other deferred credits and other liabilities.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable should the interconnection or transmission request not move forward.
Financial liabilities - reclamation represent financial obligations that we have for our share of reclamation costs at jointly owned facilities in which we have undivided interests in.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of March 31, 2023, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2023
Postretirement medical benefit obligation at beginning of period	$2,092
Interest cost	12
Benefit payments (net of contributions by participants)	(144)
Postretirement medical benefit obligation at end of period	$1,960
Postemployment medical benefit obligation at end of period	97
Total postretirement and postemployment medical obligations at end of period	$2,057
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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2023
Amounts included in accumulated other comprehensive income at beginning of period	$2,078
Amortization of prior service credit into other income	(409)
Amounts included in accumulated other comprehensive income at end of period	$1,669
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2023
Executive benefit restoration obligation at beginning of period	$8,485
Service cost	75
Interest cost	77
Executive benefit restoration at end of period	$8,637
Fair value of plan assets at beginning of period	$9,808
Actual return on plan assets	$167
Fair value of plan assets at end of period	$9,975
Net liability recognized at end of period	$(1,338)
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2023
Accumulated other comprehensive loss at beginning of period	$(2,105)
Amortization of prior service cost into other income	289
Accumulated other comprehensive loss at end of period	$(1,816)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Non-member electric sales:
Long-term contracts	$11,215	$12,280
Short-term contracts	30,735	10,664
Rate stabilization	11,757	7,883
Provision for rate refunds	310	—
Other	17,858	12,128
Total non-member electric sales and other operating revenue	$71,875	$42,955
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
Rate Stabilization Revenue
We recognized $11.8 million of deferred membership withdrawal income for the three months ended March 31, 2023 as directed by our Board. See Note 2 - Accounting for Rate Regulation.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included an income tax expense of $22 thousand for the three months ended March 31, 2023 and $18 thousand for the comparable period in 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA enacted many provisions intended to mitigate climate change by providing various sources of funding and tax credit incentives for investments designed to reduce greenhouse gas emissions. These provisions do not impact our current consolidated financial statements but could affect future financial statements due to the impact of such investments. These provisions are subject to regulations and other guidance to be released by the Department of the Treasury, the Department of Agriculture and other governmental agencies over time. We are monitoring developments and evaluating opportunities to utilize these incentives.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.6 million for the three months ended March 31, 2023 and $0.8 million for the comparable period in 2022. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of March 31, 2023, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$8,768	$8,784
Less: Accumulated amortization	(2,262)	(2,013)
Net operating lease right-of-use assets	$6,506	$6,771

Operating lease liabilities - current	$(433)	$(441)
Operating lease liabilities - noncurrent	(1,137)	(1,251)
Total operating lease liabilities	$(1,570)	$(1,692)

Operating leases
Weighted average remaining lease term (years)	7.8	7.6
Weighted average discount rate	3.89%	3.87%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$385
Year 2	320
Year 3	100
Year 4	422
Year 5	94
Thereafter	506
Total lease payments	$1,827
Less imputed interest	(257)
Total	$1,570
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $0.9 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, are included in other operating revenue on our consolidated statements of operations.
The lease arrangement with the Springerville Partnership is not reflected in our lease right right-of-use asset or liability balances as the associated revenues and expenses are eliminated in consolidation. See Note 16 - Variable Interest Entities. However, as the non-controlling interest associated with this lease arrangement generates book-tax differences, a deferred tax asset and liability have been recorded.
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

	March 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,662	$9,975	$10,604	$9,808
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

	March 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$557	$500	$558	$489
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $101.3 million as of March 31, 2023 and $101.8 million as of December 31, 2022.
Debt
The fair values of long-term debt, excluding amounts reclassified from short-term debt, were estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements. These valuation assumptions utilize observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs). The principal amounts and fair values of our debt are as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,077,975	$2,847,659	$2,981,481	$2,725,606
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Net electric plant	$717,463	$721,997
Noncontrolling interest	127,625	126,180
Long-term debt	206,578	254,876
Accrued interest	2,387	7,400
Our consolidated statements of operations include the following Springerville Partnership expenses for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation, amortization and depletion	$4,534	$4,534
Interest	3,667	4,455
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
FERC Tariff and Declaratory Order: Because of increased pressure by states to regulate our rates and charges with impact in other states setting up untenable conflict, we sought consistent federal jurisdiction by FERC. This was accomplished with the addition of non-cooperative members in 2019, specifically MIECO, Inc., as a Non-Utility Member on September 3, 2019. On the same date, we became FERC jurisdictional for our Utility Member rates, transmission service, and our market-based rates. We filed our tariff for wholesale electric service and transmission at FERC in December 2019. In addition, on December 23, 2019, we filed our Petition for Declaratory Order ("Jurisdictional PDO") with FERC, EL20-16-000, asking FERC to confirm our jurisdiction under the Federal Power Act ("FPA") and that FERC’s jurisdiction preempts the jurisdiction of the Colorado Public Utilities Commission ("COPUC") to address any rate related issues.
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
Petitions for review related to our tariff filings, including our Utility Member rates, have been filed with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") by other parties. On March 31, 2023, an order was issued by the court to hold all the cases before the D.C. Circuit Court of Appeals in abeyance, directing the parties to file motions to govern future proceedings by June 29, 2023.
On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power, Inc. ("United Power") being a settling party, the settlement resolved all issues set for hearing and settlement procedures related to our Utility Member rates. The settlement provides for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. The settlement rates will remain in effect at least through May 31, 2023 and during such time period, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule. We have also agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. During the moratorium, we established a rate design committee to oversee the development of the new rate. Three of the reserved issues are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings.
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
On April 6, 2022, we and each Non-Utility Member filed their respective answers to the first amended complaint denying that United Power is entitled to any relief and requesting the court enter judgment of dismissal. We also requested declaratory judgements that the April 2019 Bylaws amendment and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula are valid. On April 27, 2022, United Power filed a reply asserting that we are not entitled to any relief on our requests for declaratory judgements. In United Power's February 2023 expert report, United Power asserts that its damages are in the range of $483 million to $533 million, plus interest after the date of the expert report.
On March 27, 2023, we filed a Motion for Summary Judgement seeking for the court to enter judgement for us on all of United Power's remaining claims. A jury trial is scheduled for June 2023. It is not possible to predict the outcome of this matter, whether we will incur any liability in connection with this matter, and in the event of liability, if any, the amount of damages that could be awarded.
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
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short-term energy purchases. We own, lease, have undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,355 MWs, of which approximately 1,366 MWs comes from renewables.
We sold 4.5 million MWhs for the three months ended March 31, 2023, of which 90.9 percent was to Utility Members. Total revenue from electric sales was $334.1 million for the three months ended March 31, 2023 of which 87.4 percent was from Utility Member sales. Our results for the three months ended March 31, 2023 were primarily impacted by weather conditions and lower coal-fired generating facility availability which resulted in increased energy demand, increased expenses and increased rate stabilization measures.
•Utility Member electric sales increased $9.9 million, or 3.5 percent, primarily due to cooler weather during the three months ended March 31, 2023 compared to the same period in 2022 which resulted in increased heating needs and overall customer growth in our Utility Members' service territories.
•Non-member electric sales increased $19.0 million, or 82.8 percent, primarily due to higher short-term market sales during the three month period ended March 31, 2023, principally in the CAISO Western Energy Imbalance Market.
•Purchased power expense increased $13.5 million, or 15.5 percent, primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain generating facilities both of which resulted in higher short-term purchases of power during 2023.
•Fuel expense increased $19.5 million, or 31.1 percent, primarily due to a higher average rate for coal expense and an increase in MWhs generated from our natural gas-fired generating facilities.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of March 31, 2023, 21 Utility Members have enrolled in this program with capacity totaling approximately 141 MWs of which 133 MWs are in operation.
Pursuant to our wholesale electric service contracts with our Utility Members, we convened a contract committee in 2019 and 2020, consisting of a representative from each Utility Member, to review the wholesale electric service contracts and to discuss alternative contracts for our Utility Members, including partial requirements contracts. Upon recommendations from the contract committee, our Board approved a community solar program, a partial requirements structure, including a buy-down payment methodology, and a methodology to calculate a contract termination payment. For further information see “Item 1 – BUSINESS – MEMBERS” in our annual report on Form 10-K for the year ended December 31, 2022.
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
The Utility Members that choose the partial requirements option will be obligated to make a buy-down payment to us. Our Board-approved buy-down payment methodology for a Class A member to become a Class B member was accepted by FERC in 2020, subject to refund. FERC referred it to FERC’s hearing and settlement procedures. A hearing on our buy-down payment methodology is scheduled to start on October 24, 2023.
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
A hearing on our modified contract termination payment methodology occurred in May 2022 before an administrative law judge at FERC. We, United Power, certain of our Utility Members, other parties, and FERC trial staff all presented different contract termination payment methodologies or adjustments thereto. On September 29, 2022, the administrative law judge issued an initial decision, which determined that the different contract termination payment methodologies by United Power, certain of our other Utility Members, and us were not just and reasonable. The administrative law judge endorsed the FERC trial staff methodology, with significant adjustments suggested by us. The administrative law judge's initial decision favorably discusses the concept of rate-neutrality to our remaining Utility Members and stated that the FERC trial staff's proposal, with our recommended changes, "appears to achieve an exit fee close to that of" our debt covenant obligation set forth in our contract termination payment methodology tariff. The judge's initial decision did not include a contract termination payment number. We and United Power have differing positions on the contract termination payment number based upon the initial decision, with United Power's number much lower. In October 2022, we, United Power, certain other Utility Members, and other parties filed exceptions to the initial decision. Because exceptions were taken to the initial decision, the initial decision and exceptions are pending before the Commissioners of FERC for a decision. For further information see “Item 1 – BUSINESS – MEMBERS  - Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2022.
On April 29, 2022, both United Power and Northwest Rural Public Power District provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, Mountain Parks Electric, Inc. provided us a notice to withdraw from membership in us, with a February 1, 2025 withdrawal effective date.
In July 2021, United Power's first amended complaint for declaratory judgement and damages against us and our Non-Utility Members was deemed filed alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our Bylaws and our wholesale electric service contract with United Power. The first amended complaint also asserts that our addition of the Non-Utility Members violated Colorado law. A jury trial is scheduled to start in June 2023. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.

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
For further information regarding our Responsible Energy Plan, see “Item 1 – BUSINESS — MEMBERS – Responsible Energy Plan” in our annual report on Form 10-K for the year ended December 31, 2022.
Colorado Electric Resource Plan
In December 2020, we filed our first Phase I Electric Resource Plan under COPUC rules related to electric resource plans, which contained our Preferred Plan. In September 2021, we submitted to the COPUC our Revised Preferred Plan in connection with Phase I of our 2020 Electric Resource Plan that modeled resources during the resource acquisition period of 2021 to 2030. In January 2022, we reached a comprehensive settlement agreement that was filed with the COPUC for approval. In March 2022, the administrative law judge for the COPUC recommended approval of the settlement agreement and the approval became effective in April 2022. The settlement agreement sets emissions reduction targets for our wholesale electricity sales in Colorado as follows: at least 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030, with respect to the verified 2005 baseline. For further information, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2022.
In May 2022, we began Phase II of our 2020 Electric Resource Plan with the issuance of a request for proposals for capacity and energy bids, with a focus on projects that support emissions reductions. In February 2023, we filed our 2020 Electric Resource Plan Phase II implementation report identifying our preferred portfolio for resource acquisitions in the 2025-2026 timeframe. The Phase II modeling filed with the COPUC indicates selection of 200 MWs of new wind resources for 2026, subject to COPUC approval. A COPUC decision on Phase II of the 2020 Electric Resource Plan is anticipated in May 2023. Our Phase I 2023 Electric Resource Plan filing is due to the COPUC on December 1, 2023.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of March 31, 2023, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2022.
Factors Affecting Results
Master Indenture
As of March 31, 2023, we had approximately $2.8 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as, after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master

Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. As of December 31, 2022, our DSR was 1.16 and our ECR was 24.71 percent. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Pursuant to our Board Policy for Financial Goals and Capital Credits, we have historically set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. Our Board approved rates to our Utility Members for 2023 to achieve a DSR and ECR in excess of the requirements under our Master Indenture, including a DSR of 1.112 based on our 2023 budget. Based on our 2023 budget, we have forecasted the recognition of the remaining balance of previously deferred membership withdrawal income during 2023 in anticipation of achieving a DSR of 1.112 for 2023. Our Board may elect to change this DSR for 2023.
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
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from wholesale electric power sales to our non-member purchasers is primarily pursuant to our market based rate authority.
Revenues from electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC. In 2022 and 2023, our Class A rate schedule (A-40) for electric power sales to our Utility Members consist of three billing components: an energy rate and two demand rates. Utility Member rates for energy and demand are set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Utility Members. Energy is the physical electricity delivered to our Utility Members. The energy rate was billed based upon a price per kWh of physical energy delivered and the two demand rates (a generation demand and a transmission/delivery demand) were both billed based on the Utility Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.
Our Class A rate schedule (A-40) was filed at FERC as a “stated rate.” While our Board still has authority to determine our rates, those rates, including any change to the rate or rate structure, must be approved by FERC subject to outside comments. As part of the FERC approved settlement agreement, we and the settlement parties have agreed, with limited exceptions, to a moratorium on any filings related to our Class A rate schedule, including any rate increases to our Class A rate schedule, at least through May 31, 2023. A rate design committee consisting of a representative from each Utility Member developed a new rate design to our Utility Members that will be recommended to our Board. We expect to file with FERC a new rate schedule to our Utility Members in June 2023 that we intend to be effective January 1, 2024.
In September 2022, FERC issued an order that revoked our market-based rate authorization in the WACM balancing authority area. Such revocation meant that we could not sell power in the WACM balancing authority area to non-members at bilaterally negotiated “market-based” rates. FERC's order did re-affirmed our market based rate authority in the Public Service Company of Colorado and Public Service Company of New Mexico balancing authority area. In December 2022, we filed a cost-bast rate tariff with FERC for our sales in the WACM balancing authority area, which was accepted by FERC in February 2023. In December 2022, we also filed with FERC an application for market-based rate re-authorization in the WACM balancing authority area due to material changes in information. In April 2023, FERC accepted our filing regarding a change in status regarding our market-based rate authorization and that we are authorized to make sales at market-based rates in the WACM balancing authority area, effective December 17, 2022.
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
Impacts of Supply Chain and Inflation
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing shortages of critical items and longer lead-times on the procurement of certain materials and equipment, along with interruptions in production and shipping. Supply chain disruptions and inflation have contributed to higher prices for materials and equipment. We are also experiencing increased costs for transportation of coal. Various rail transportation issues have caused transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis and have resulted in lower than normal coal inventories at certain of our generating facilities that have resulted in reduced operations at such facilities. We continue to monitor and are currently evaluating potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2023	2022	Amount	Percent
Operating revenues
Utility Member electric sales	$292,176	$282,247	$9,929	3.5%
Non-member electric sales	41,950	22,944	19,006	82.8%
Rate stabilization	11,757	7,883	3,874	49.1%
Provision for rate refunds	310	—	310	100.0%
Other	17,858	12,128	5,730	47.2%
Total operating revenues	$364,051	$325,202	$38,849	11.9%

Energy sales (in MWh):
Utility Member electric sales	4,095,442	3,857,646	237,796	6.2%
Non-member electric sales	410,994	413,745	(2,751)	(0.7)%
	4,506,436	4,271,391	235,045	5.5%

•Utility Member electric sales revenue increased primarily due to cooler weather during the three months ended March 31, 2023 compared to the same period in 2022 which resulted in increased heating needs and overall customer growth in our Utility Members' service territories.
•Non-member electric sales revenue increased primarily due to higher short-term market sales, principally in the CAISO Western Energy Imbalance Market, partially offset by lower long term sales. Short-term market sales increased 88,005 MWhs, or 36.6 percent, to 328,784 MWhs for the three months ended March 31, 2023 compared to 240,779 MWhs for the same period in 2022. Additionally, the average price for short-term market sales was 111.1 percent higher during the three months ended March 31, 2023 compared to the same period in 2022. Long-term sales decreased 90,756 MWhs, or 52.5 percent, to 82,210 MWhs for the three months ended March 31, 2023 compared to 172,966 MWhs for the same period in 2022 as sales from Springerville Unit 3 to Salt River Project return to normal levels during the current period.
•Rate stabilization represents recognition of income from the withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $11.8 million of previously deferred membership withdrawal income during the three months ended March 31, 2023 compared to $7.9 million of previously deferred membership withdrawal income during the same period in 2022 as part of our rate stabilization measures. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2023.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2023	2022	Amount	Percent
Operating expenses
Purchased power	$100,825	$87,300	$13,525	15.5%
Fuel	81,930	62,474	19,456	31.1%
Production	43,552	37,796	5,756	15.2%
Transmission	49,028	47,182	1,846	3.9%
General and administrative	18,498	20,273	(1,775)	(8.8)%
Depreciation, amortization and depletion	42,381	41,475	906	2.2%
Coal mining	1,639	1,526	113	7.4%
Other	6,295	1,036	5,259	507.6%
Total operating expenses	$344,148	$299,062	$45,086	15.1%

•Purchased power expense increased primarily due to higher short-term purchases of power during the three months ended March 31, 2023 compared to the same period in 2022. The higher short-term purchases were primarily due to coal transportation constraints at a certain generating facility that resulted in reduced generation from that facility and outages at certain other generating facilities. Additionally, the average price was 15.3 percent higher during the three months ended March 31, 2023 compared to the same period in 2022.
•Fuel expense increased primarily due to a higher average rate for coal expense of $7.00 per MWh, or 29.8 percent, partially offset by a decrease of 62,553 MWhs in generation by our coal-fired generating facilities, and an increase of 304,358 MWhs in generation by our natural gas-fired generating facilities, partially offset by a lower average rate for natural gas expense of $6.62 per MWh, or 12.7 percent.
Financial Condition as of March 31, 2023 Compared to December 31, 2022
The principal changes in our financial condition from December 31, 2022 to March 31, 2023 were due to increases and decreases in the following:
Assets
•Restricted cash and investments-current increased $16.8 million to $17.4 million as of March 31, 2023 compared to $0.6 million as of December 31, 2022. The increase was due to $16.2 million that was deposited with our Master Indenture trustee in March 2023 in advance of our April 1, 2023 First Mortgage Obligations, Series 2014B payment. In accordance with our Master Indenture, we are required to fund the trust account one day prior to debt service payments.
Liabilities
•Long-term debt increased $111.8 million, or 3.9 percent, to $2.982 billion as of March 31, 2023 compared to $2.870 billion as of December 31, 2022 and current maturities of long-term debt decreased $15.5 million, or 16.7 percent, to $77.4 million as of March 31, 2023 compared to $92.9 million as of December 31, 2022. The total increase of $96.4 million was primarily due to the issuance of long-term debt used to support liquidity and capital projects. See “Liquidity and Capital Resources” for further information.
•Short-term borrowings decreased $75.6 million to $198.5 million as of March 31, 2023 compared to $274.1 million as of December 31, 2022. Short-term borrowings was impacted during the quarter due to commercial paper activity related to financing our operations, working capital needs and capital expenditures. Additionally, in March 2023, we entered into a two-year, $150.0 million variable rate syndicated multiple advance term loan agreement with CoBank, as the administrative agent. We intend to draw $50.0 million of funds under this debt arrangement after March 31, 2023 and will use the proceeds from this draw to pay down short-term borrowings. Therefore, we reclassified $50.0 million of short-term borrowings to long-term debt in March 2023.
•Accrued interest increased $17.7 million, or 69.7 percent, to $43.1 million as of March 31, 2023 compared to $25.4 million as of December 31, 2022. The increase was primarily due to accruals for interest that is due in the future of $40.2 million partially offset by interest payments of $22.5 million.

•Regulatory liabilities decreased $11.8 million, or 23.6 percent, to $38.1 million as of March 31, 2023 compared to $49.9 million as of December 31, 2022. The decrease was primarily due to the recognition of $11.8 million of previously deferred membership withdrawal income.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of March 31, 2023, we had 103.7 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2023 is as follows (dollars in thousands):

	Authorized Amount		Available March 31, 2023
2022 Revolving Credit Agreement	$520,000	(1)	$271,545
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $252 million of the commercial paper back-up sublimit remained available as of March 31, 2023.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.125 percent as of March 31, 2023) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of March 31, 2023) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.125 percent as of March 31, 2023) based on our credit ratings.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of March 31, 2023, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of March 31, 2023, we had $248 million of commercial paper outstanding (net of discounts and excluding reclass of $50 million to long-term debt) and $252 million available on the commercial paper back-up sublimit. See Note 7 - Long-Term Debt.
On March 24, 2023, we entered into a two-year, $150 million variable rate syndicated multiple advance term loan agreement with CoBank, as the administrative agent. On the date of closing, we drew $100 million from the loan. We intend to draw the additional $50 million remaining within twelve months and will use the proceeds to pay down commercial paper. As of March 31, 2023, $50 million of short-term debt was reclassed to long-term debt due to our intent and ability to refinance on a long-term basis.
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating activities. Net cash provided by operating activities was $47.5 million for the three months ended March 31, 2023 compared to $31.7 million for the same period in 2022, an increase in net cash provided by operating activities of $15.8 million. The increase in net cash provided by operating activities was impacted by the timing of cash collected from Member accounts receivable, higher cash deposits related to interconnection customers, an increase in prepayments of annual insurance, memberships and licenses, and timing of payment of trade payables and accrued expenses.
Investing activities. Net cash used in investing activities was $45.9 million for the three months ended March 31, 2023 compared to $25.2 million for the same period in 2022, an decrease in net cash used in investing activities of $20.7 million. The decrease in net cash used in investing activities was primarily due to additional investments in utility plant and timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash provided by financing activities was $12.8 million for the three months ended March 31, 2023 compared to net cash used in financing activities of $3.0 million for the same period in 2022, an increase in net cash provided by financing activities of $15.8 million. The increase in net cash provided by financing activities was primarily due to the issuance of $100 million of long-term debt to support liquidity and capital expenditures partially offset by a decrease in short-term borrowings for the three month period ending March 31, 2023 compared to the same period in 2022.
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
Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and our Revised Preferred Plan in conjunction with Phase I of our 2020 Electric Resource Plan approved by the COPUC, Utility Member load growth or Utility Member withdraws, partial requirements, availability of necessary permits, regulatory changes, environmental requirements, construction delays and costs, supply chain issues, inflation, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
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
For further discussion regarding potential effects on our business from environmental regulations, see “Item 1 – BUSINESS — ENVIRONMENTAL REGULATION” and “Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2022.
Rating Triggers
Our current senior secured ratings are “A3 (negative outlook)” by Moody’s, “BBB (negative outlook)” by S&P, and “A- (stable outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified: During the quarter ending December 31, 2022, a material weakness in our controls related to the accounting for asset retirement and environmental reclamation obligations for coal mines was identified. Notwithstanding the material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
Remediation
With these issues identified, we have evaluated and have implemented the following remediation action steps to ensure that the control deficiencies contributing to the material weakness are remediated with final testing of such remediation action steps to evaluate their effectiveness to occur later this year:
•Established separate accounts for each mine pit in order to segregate each related asset retirement obligation into its own individual account.
•Established procedures to perform monthly rollforward schedules for each asset retirement and environmental reclamation obligation and utilize those rollforward schedules in the monthly account reconciliation process to identify issues on a more timely basis.
•Established a calculation model which will only be used for a mine pit in final reclamation in order to more accurately adjust the remaining obligation.
•Implemented quarterly meetings between management and staff in order to review both the asset retirement and environmental reclamation obligations.
Changes in Internal Controls
Other than those described above, there were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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
10.3.3
Amendment No. 14 to Missouri Basin Power Project—Laramie River Electric Generating Station and Transmission System Participation Agreement, dated as of May 1, 2023, between Basin Electric Power Cooperative, Tri-State, Western Minnesota Municipal Power Agency, and City of Lincoln, Nebraska

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

Tri-State Generation and Transmission Association, Inc.

Date: May 8, 2023	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: May 8, 2023		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)