Form 10-Q
period 2023-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2023-08-10
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
FOR THE QUARTER ENDED JUNE 30, 2023

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Property, plant and equipment
Electric plant
In service	$5,669,781	$5,659,423
Construction work in progress	132,977	81,555
Total electric plant	5,802,758	5,740,978
Less allowances for depreciation and amortization	(2,431,864)	(2,392,363)
Net electric plant	3,370,894	3,348,615
Other plant	958,678	954,144
Less allowances for depreciation, amortization and depletion	(705,625)	(694,774)
Net other plant	253,053	259,370
Total property, plant and equipment	3,623,947	3,607,985
Other assets and investments
Investments in other associations	176,246	177,477
Investments in and advances to coal mines	1,679	1,914
Restricted cash and investments	3,930	4,257
Other noncurrent assets	16,503	15,828
Total other assets and investments	198,358	199,476
Current assets
Cash and cash equivalents	132,332	105,852
Restricted cash and investments	579	573
Deposits and advances	39,541	34,233
Accounts receivable—Utility Members	99,651	103,246
Other accounts receivable	11,891	32,436
Coal inventory	44,434	34,723
Materials and supplies	104,019	93,514
Total current assets	432,447	404,577
Deferred charges
Regulatory assets	633,201	650,421
Prepayment—NRECA Retirement Security Plan	8,059	10,745
Other	34,676	40,445
Total deferred charges	675,936	701,611
Total assets	$4,930,688	$4,913,649
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$930,223	$984,865
Accumulated other comprehensive loss	(693)	(468)
Noncontrolling interest	130,149	126,180
Total equity	1,059,679	1,110,577
Long-term debt	2,948,176	2,869,963
Total capitalization	4,007,855	3,980,540
Current liabilities
Utility Member advances	16,471	17,070
Accounts payable	101,748	109,109
Short-term borrowings	100	274,102
Accrued expenses	35,268	42,506
Current asset retirement obligations	8,785	5,419
Accrued interest	23,952	25,431
Accrued property taxes	21,343	36,477
Current maturities of long-term debt	396,436	92,920
Total current liabilities	604,103	603,034
Deferred credits and other liabilities
Regulatory liabilities	26,874	49,931
Deferred income tax liability	19,320	19,275
Asset retirement and environmental reclamation obligations	183,092	181,588
Other	78,498	68,374
Total deferred credits and other liabilities	307,784	319,168
Accumulated postretirement benefit and postemployment obligations	10,946	10,907
Total equity and liabilities	$4,930,688	$4,913,649
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues
Utility Member electric sales	$274,225	$286,568	$566,401	$568,815
Non-member electric sales	18,486	31,416	60,436	54,360
Rate stabilization	11,064	17,462	22,821	25,345
Provision for rate refunds	(6)	2,798	304	2,798
Other	14,686	13,718	32,544	25,846
	318,455	351,962	682,506	677,164

Operating expenses
Purchased power	95,281	105,738	196,106	193,038
Fuel	44,773	68,247	126,703	130,721
Production	54,423	50,254	97,975	88,050
Transmission	46,280	42,053	95,308	89,235
General and administrative	23,577	18,893	42,075	39,166
Depreciation, amortization and depletion	42,690	45,269	85,071	86,743
Coal mining	4,130	3,849	5,769	5,375
Other	2,417	47,302	8,712	48,339
	313,571	381,605	657,719	680,667

Operating margins	4,884	(29,643)	24,787	(3,503)

Other income
Interest	1,480	928	2,810	1,786
Capital credits from cooperatives	6	1	1,958	4,595
Other income (expense)	487	(14)	2,042	871
	1,973	915	6,810	7,252

Interest expense
Interest	42,602	35,309	83,366	70,990
Interest charged during construction	(1,107)	(397)	(2,090)	(792)
	41,495	34,912	81,276	70,198

Income tax expense	23	19	45	37

Net margins including noncontrolling interest	(34,661)	(63,659)	(49,724)	(66,486)
Net margin attributable to noncontrolling interest	(2,524)	(2,128)	(4,918)	(4,136)
Net margins attributable to the Association	$(37,185)	$(65,787)	$(54,642)	$(70,622)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net margins including noncontrolling interest	$(34,661)	$(63,659)	$(49,724)	$(66,486)
Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	(45)	(56)	16	(232)
Amortization of prior service credit on postretirement benefit obligation included in net margin	(410)	(535)	(819)	(1,070)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	289	283	578	566
Other comprehensive loss	(166)	(308)	(225)	(736)

Comprehensive loss including noncontrolling interest	(34,827)	(63,967)	(49,949)	(67,222)
Net comprehensive income attributable to noncontrolling interest	(2,524)	(2,128)	(4,918)	(4,136)

Comprehensive loss attributable to the Association	$(37,351)	$(66,095)	$(54,867)	$(71,358)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Patronage capital equity at beginning of period	$967,408	$990,030	$984,865	$994,865

Net margins attributable to the Association	(37,185)	(65,787)	(54,642)	(70,622)
Patronage capital equity at end of period	930,223	924,243	930,223	924,243

Accumulated other comprehensive loss at beginning of period	(527)	(1,888)	(468)	(1,460)
Unrealized gain (loss) on securities available for sale	(45)	(56)	16	(232)
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(410)	(535)	(819)	(1,070)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	289	283	578	566
Accumulated other comprehensive loss at end of period	(693)	(2,196)	(693)	(2,196)

Noncontrolling interest at beginning of period	127,625	120,766	126,180	119,100

Net comprehensive income attributable to noncontrolling interest	2,524	2,128	4,918	4,136
Equity distribution to noncontrolling interest	—	—	(949)	(342)
Noncontrolling interest at end of period	130,149	122,894	130,149	122,894
Total equity at end of period	$1,059,679	$1,044,941	$1,059,679	$1,044,941
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net margins including noncontrolling interest	$(49,724)	$(66,486)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	85,071	86,743
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,178	1,738
Impairment loss	—	29,250
Deferred impairment loss	—	(29,250)
Deposits associated with generator interconnection requests	11,127	9,766
Rate stabilization revenue	(22,821)	(25,345)
Capital credit allocations from cooperatives and income from coal mines under (over) refund distributions	1,466	(1,135)
Changes in operating assets and liabilities:
Accounts receivable	24,901	(24,984)
Coal inventory	(9,711)	4,013
Materials and supplies	(10,505)	(5,040)
Accounts payable and accrued expenses	(15,617)	26,027
Accrued interest	(2,479)	(1,486)
Accrued property taxes	(15,134)	(13,901)
New Horizon Mine environmental obligation	—	44,869
Other	6,459	(9,723)
Net cash provided by operating activities	6,897	27,742

Investing activities
Purchases of plant	(80,920)	(56,115)
Changes in deferred charges	443	(3,644)
Proceeds from other investments	—	75
Net cash used in investing activities	(80,477)	(59,684)

Financing activities
Changes in Member advances	(272)	2,433
Payments of long-term debt	(69,005)	(97,417)
Proceeds from issuance of long-term debt	450,000	—
Debt issuance costs	(605)	(1,311)
Change in short-term borrowings, net	(273,502)	129,702
Retirement of patronage capital	(5,446)	(4,564)
Equity distribution to noncontrolling interest	(949)	(342)
Other	(482)	(445)
Net cash provided by financing activities	99,739	28,056

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	26,159	(3,886)
Cash, cash equivalents and restricted cash and investments – beginning	110,682	105,136
Cash, cash equivalents and restricted cash and investments – ending	$136,841	$101,250

Supplemental cash flow information:
Cash paid for interest	$83,477	$70,942
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(1,169)	$(2,606)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2023 and 2022
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-two electric distribution member systems who are Class A members to which we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. On June 16, 2023, we filed with FERC a new Class A rate that uses a formula rate and requested for the new rate to take effect on January 1, 2024. See Note 17 – Legal.
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
Our share in each jointly owned facility is as follows as of June 30, 2023 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,689	$265,056	$454
MBPP - Laramie River Station	28.50%	531,221	344,299	1,729
Total		$922,910	$609,355	$2,183

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
Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Regulatory assets
Deferred income tax expense (1)	$19,279	$19,279
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	75,697	76,842
Goodwill – J.M. Shafer (3)	39,173	40,598
Goodwill – Colowyo Coal (4)	33,578	34,095
Deferred debt prepayment transaction costs (5)	110,731	115,045
Deferred Holcomb expansion impairment loss (6)	77,133	79,470
Unrecovered plant (7)	277,610	285,092
Total regulatory assets	633,201	650,421

Regulatory liabilities
Interest rate swap - realized gain (8) and other	2,104	2,341
Membership withdrawal (9)	24,770	47,590
Total regulatory liabilities	26,874	49,931
Net regulatory asset	$606,327	$600,490
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
(9) Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. For the six months ended June 30, 2023, $22.8 million was recognized in operating revenues as part of our rate stabilization measures.
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
Investments in other associations are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Basin Electric Power Cooperative	$127,640	$127,640
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,172	12,172
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	15,585	16,727
Other	5,795	5,884
Investments in other associations	$176,246	$177,477
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2023 or during 2022.
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
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2023, we recognized $0.5 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable - Utility Members	$99,651	$103,246

Other accounts receivable - trade:
Non-member electric sales	4,687	17,213
Other	6,754	9,141
Total other accounts receivable - trade	11,441	26,354
Other accounts receivable - nontrade	450	6,082
Total other accounts receivable	$11,891	$32,436

Contract liabilities (unearned revenue)	$4,623	$5,123
NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2023	December 31, 2022
Preliminary surveys and investigations	$12,600	$13,048
Advances to operating agents of jointly owned facilities	6,777	7,324
Operating lease right-of-use assets	6,225	6,771
Other	9,074	13,302
Total other deferred charges	$34,676	$40,445
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
NOTE 7 – LONG-TERM DEBT
We have $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio ("DSR") requirement on an annual basis and an equity to capitalization ratio ("ECR") requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require us to transfer all cash to a special fund managed by the trustee of the Master Indenture.

We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027. In June 2023, we made two Term SOFR rate borrowings in the amounts of $200 million and $100 million and used the proceeds to repay all outstanding commercial paper. We had $300 million outstanding of Term SOFR rate borrowings under the 2022 Revolving Credit Agreement as of June 30, 2023. As of June 30, 2023, we had $220.0 million in availability (including $220 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
On March 24, 2023, we entered into a two-year, $150 million variable rate syndicated multiple advance term loan agreement with CoBank, as the administrative agent. On the date of closing, we drew $100 million from the loan. On June 13, 2023, we drew the remaining $50 million from the loan.
Long-term debt consists of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Total debt	$3,362,977	$2,981,481
Less debt issuance costs	(20,909)	(21,481)
Less debt discounts	(8,821)	(8,960)
Plus debt premiums	11,365	11,843
Total debt adjusted for debt issuance costs, discounts and premiums	3,344,612	2,962,883
Less current maturities	(396,436)	(92,920)
Long-term debt	$2,948,176	$2,869,963

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
Short-term borrowings consisted of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Short-term borrowings - other	$100	$—
Commercial paper outstanding, net of discounts	$—	$274,102
Weighted average interest rate	—%	4.61%

As of June 30, 2023, we had no commercial paper outstanding and $220 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Six Months Ended June 30, 2023
Obligations at beginning of period	$187,008
Liabilities settled	(1,045)
Accretion expense	2,663
Change in estimate	3,251
Total obligations at end of period	$191,877
Less current obligations at end of period	(8,785)
Long-term obligations at end of period	$183,092
The New Horizon Mine environmental remediation liability is $67.3 million as of June 30, 2023. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. Although the entire environmental obligation has been previously expensed, we have sought future rate recovery in our rate filing that we filed with FERC in June 2023. If FERC accepts our rate filing, we intend to reverse the approximate $44 million of environmental obligation expense that was recorded in 2022 as a regulatory item to be amortized to expense over 25 years and recovered from our Utility Members through rates. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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
NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2023	December 31, 2022
Transmission easements	$18,114	$18,636
OATT deposits	28,164	17,476
Financial liabilities - reclamation	12,263	12,429
Customer deposits	9,611	8,616
Contract liabilities (unearned revenue) - noncurrent	3,380	3,765
Operating lease liabilities - noncurrent	1,051	1,251
Other	5,915	6,201
Total other deferred credits and other liabilities	$78,498	$68,374
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $26.4 million will be paid by us for these easements from 2023 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $18.1 million and $18.6 million as of June 30, 2023 and December 31, 2022, respectively, which are recorded as other deferred credits and other liabilities.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of June 30, 2023, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2023
Postretirement medical benefit obligation at beginning of period	$2,092
Interest cost	23
Benefit payments (net of contributions by participants)	(288)
Postretirement medical benefit obligation at end of period	$1,827
Postemployment medical benefit obligation at end of period	329
Total postretirement and postemployment medical obligations at end of period	$2,156
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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2023
Amounts included in accumulated other comprehensive income at beginning of period	$2,078
Amortization of prior service credit into other income	(819)
Amounts included in accumulated other comprehensive income at end of period	$1,259
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2023
Executive benefit restoration obligation at beginning of period	$8,486
Service cost	150
Interest cost	154
Executive benefit restoration at end of period	$8,790
Fair value of plan assets at beginning of period	$9,808
Actual return on plan assets	153
Fair value of plan assets at end of period	$9,961
Net liability recognized at end of period	$(1,171)
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2023
Accumulated other comprehensive loss at beginning of period	$(2,105)
Amortization of prior service cost into other income	578
Accumulated other comprehensive loss at end of period	$(1,527)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-member electric sales:
Long-term contracts	$8,996	$12,970	$21,796	$25,250
Short-term contracts	9,490	21,244	38,640	31,908
Rate stabilization	11,064	17,462	22,821	25,345
Provision for rate refunds	(6)	2,798	304	2,798
Coal sales	3,315	1,784	4,394	3,424
Other	11,371	9,136	28,150	19,624
Total non-member electric sales and other operating revenue	$44,230	$65,394	$116,105	$108,349
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
Rate stabilization revenue
We recognized $11.1 million and $22.8 million of deferred membership withdrawal income for the three and six months ended June 30, 2023, respectively, as directed by our Board. See Note 2 - Accounting for Rate Regulation.
Coal sales
Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and progress of completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered. We recognize coal sales revenue in other operating revenue on our consolidated statements of operations.
Other operating revenue
Other operating revenue consists primarily of wheeling and transmission revenue. Other operating revenue also includes revenue we receive from our Non-Utility Members. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice is received). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets in the Eastern Interconnection because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included an income tax expense of $45 thousand for the six months ended June 30, 2023 and $37 thousand for the comparable period in 2022.
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

We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.6 million for the three months ended June 30, 2023 and $0.7 million for the comparable period in 2022. Rent expense for all short-term and long-term operating leases was $1.2 million for the six months ended June 30, 2023 and $1.5 million for the comparable period in 2022. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of June 30, 2023, there were no arrangements accounted for as finance leases.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$8,735	$8,784
Less: Accumulated amortization	(2,510)	(2,013)
Net operating lease right-of-use assets	$6,225	$6,771

Operating lease liabilities - current	$(389)	$(441)
Operating lease liabilities - noncurrent	(1,051)	(1,251)
Total operating lease liabilities	$(1,440)	$(1,692)

Operating leases
Weighted average remaining lease term (years)	7.7	7.6
Weighted average discount rate	3.91%	3.87%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$386
Year 2	257
Year 3	91
Year 4	384
Year 5	96
Thereafter	462
Total lease payments	$1,676
Less imputed interest	(236)
Total	$1,440
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $1.7 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively, are included in other operating revenue on our consolidated statements of operations.
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

	June 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,708	$9,961	$10,604	$9,808
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

	June 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$558	$513	$558	$489
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $67.3 million as of June 30, 2023 and $101.8 million as of December 31, 2022.

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

	June 30, 2023		December 31, 2022
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,362,976	$3,081,371	$2,981,481	$2,725,606
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Net electric plant	$712,928	$721,997
Noncontrolling interest	130,149	126,180
Long-term debt	206,398	254,876
Accrued interest	5,968	7,400
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation, amortization and depletion	$4,535	$4,535	$9,069	$9,069
Interest	3,401	4,207	7,068	8,662
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
FERC Tariffs: Because of increased pressure by states to regulate our rates and charges with impact in other states setting up untenable conflict, we sought consistent federal jurisdiction by FERC. This was accomplished with the addition of non-cooperative members in 2019, specifically MIECO, Inc., as a Non-Utility Member on September 3, 2019. On the same date, we became FERC jurisdictional for our Utility Members' rates, transmission service, and our market-based rates. We filed our tariff for wholesale electric service and transmission at FERC in December 2019.
On March 20, 2020, FERC issued orders regarding our our tariff filings. FERC’s orders generally accepted our tariff filings and recognized that we became FERC jurisdictional on September 3, 2019, but did not make the tariffs retroactive to September 3, 2019. However, FERC specifically provided that no refunds are due on our Utility Members' rates and our transmission service rates prior to March 26, 2020. FERC also did not determine that our Utility Members' rates and transmission service rates were just and reasonable and ordered FPA section 206 proceedings to determine the justness and reasonableness of our rates and wholesale electric service contracts. On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, as further discussed below. On March 7, 2022, FERC approved our settlement agreement related to our transmission service rates.
Petitions for review related to our tariff filings, including our Utility Members' rates, have been filed with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") by other parties. On July 13, 2023, an order was issued by the court to continue to hold all the cases before the D.C. Circuit Court of Appeals in abeyance, directing the parties to file motions to govern future proceedings by October 11, 2023.
On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power, Inc. ("United Power") being a settling party, the settlement resolved all issues set for hearing and settlement procedures related to our Utility Members' rates. The settlement provided for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. We agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. On June 16, 2023, we filed with FERC a new Class A rate schedule that uses a formula rate and requested for the new rate to take effect on January 1, 2024. Three of the reserved issues in the settlement agreement are related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues will have prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings.
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
It is not possible to predict the outcome of the four reserved issues related to our member rates docket or our new Class A rate schedule. In addition, we cannot predict the outcome of any petitions for review filed with the D.C. Circuit Court of Appeals.
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
On March 23, 2022, the court issued an order regarding our and the Non-Utility Members’ motions to dismiss. The court dismissed some of the claims against us and the Non-Utility Members, including the civil conspiracy claim. After the dismissal, the remaining claims include seeking declaratory orders that the addition of the Non-Utility Members violated Colorado law and our Articles of Incorporation and Bylaws, the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership was procured fraudulently, in bad faith and is void, and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula do not apply to United Power and are void, and that we have breached our Bylaws and our wholesale electric service contract with United Power.
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
On March 27, 2023, we filed a motion for summary judgement seeking for the court to enter judgement for us on all of United Power's remaining claims. On May 26, 2023, we filed a motion for continuance of the trial that was scheduled to begin on June 26, 2023. On June 11, 2023, the court granted our motion for continuance and vacated the June 2023 trial. On July 9, 2023, the court issued an order for the parties to identify availability for a 13-day trial starting the week of October 2, 2023, or later. The parties made such filing on July 20, 2023. New dates for the trial have not yet been established. On July 28, 2023, the court issued an order on our motion for summary judgement. The court found that our addition of the Non-Utility Members did not violate Colorado law or our Bylaws and granted summary judgement in our favor on the claim that our April 2019 Bylaw amendment was procured through fraud or misrepresentations, but our Bylaw amendment is void because it conflicted with our Articles of Incorporation at the time of such amendment. We are still evaluating the implications of this order on our motion for summary judgement. It is not possible to predict the outcome of this matter, whether we will incur any liability in connection with this matter, and in the event of liability, if any, the amount or type of damages, equitable relief or other legal relief that could be awarded or granted.
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, 22-1169. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting our motion was issued on September 6, 2022. On January 24, 2023, the parties to the proceeding filed a motion with the court to consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals and proposed a procedural schedule with final briefings due in October 2023. On March 6, 2023, the DC Circuit Court of Appeals granted the motion to consolidate the proceedings. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.

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
We sold 8.4 million MWhs for the six months ended June 30, 2023, of which 92.6 percent was to Utility Members. Total revenue from electric sales was $626.8 million for the six months ended June 30, 2023 of which 90.4 percent was from Utility Member sales. Our results for the six months ended June 30, 2023 were primarily impacted by cool and unusually wet spring weather conditions and lower availability from our coal-fired generating facilities which resulted in lower energy sales, lower rate stabilization measures and increased production costs.
•Utility Member electric sales decreased $2.4 million primarily due to cooler, wetter weather during the six months ended June 30, 2023 compared to the same period in 2022. The cooler, wetter weather, particularly during the second quarter of 2023, resulted in less irrigation load, reduced cooling needs and overall less power consumption in our Utility Members' service territories.
•Non-member electric sales increased $6.0 million, or 11.0 percent, primarily due to higher average prices of 53.1 percent during the six month period ended June 30, 2023 compared to the same period in 2022.
•Production expense increased $9.9 million, or 11.3 percent, primarily due to higher maintenance costs at certain generating facilities resulting from maintenance outages at those facilities.
•Fuel expense decreased $4.0 million, or 3.1 percent, primarily due to lower generation from our coal-fired generating facilities. The lower generation resulted from maintenance outages and short-term market prices being below our generating costs, therefore, more power was purchased in the market.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of June 30, 2023, 21 Utility Members have enrolled in this program with capacity totaling approximately 141 MWs of which 133 MWs are in operation.

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
In 2020, we filed with FERC a buy-down payment methodology tariff and our Board policy to implement the partial requirements structure. Under the new partial requirements membership construct, Utility Members could request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the open season, in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. A Utility Member that chose the partial requirements options would be obligated to make a buy-down payment to us. During our partial requirements "open season," a total of six Utility Members were allocated an aggregate of 300 MWs of self-supply.
The buy-down payment methodology tariff and Board policy were accepted by FERC, subject to refund, and FERC referred it to FERC’s hearing and settlement procedures. In June 2023, we filed with FERC a notice of cancellation of the buy-down payment methodology tariffs and Board policy to be effective August 28, 2023, stating such tariff and policy should no longer be a mechanism for Utility Members to self-supply a portion of their load requirements. None of the six Utility Members used its allocation to transition to partial requirements or indicated an intent to do so under the current methodology. No protests or comments were filed opposing our cancellation of the tariff and Board policy. In July 2023, FERC, as requested by us and certain of our Utility Members, suspended the hearing that was scheduled to start on October 24, 2023 on our buy-down payment methodology tariff because we filed a notice to cancel such tariff. We and our Utility Members continue to evaluate a buy-down payment methodology that may be re-filed with FERC.
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
In May 2022, we began Phase II of our 2020 Electric Resource Plan with the issuance of a request for proposals for capacity and energy bids, with a focus on projects that support emissions reductions. In February 2023, we filed our 2020 Electric Resource Plan Phase II implementation report identifying our preferred portfolio for resource acquisitions in the 2025-2026 timeframe. The Phase II modeling filed with the COPUC indicated selection of a 200 MW new wind resource for 2026, subject to COPUC approval. A COPUC decision on Phase II of the 2020 Electric Resource Plan was issued in June 2023 approving the new wind resource acquisition; however, in July 2023, we submitted a filing notifying the COPUC that the developers for both the selected bid and back-up wind bid would not honor their original prices. We will seek new resources for 2026 as part of the Phase II solicitation for the 2023 Electric Resource Plan. Our notice filing also identified new bid policy measures are under consideration to further safeguard against the risk of similar bidder actions in the future. Our Phase I 2023 Electric Resource Plan filing is due to the COPUC on December 1, 2023.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2023, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2022.
Factors Affecting Results
Master Indenture
As of June 30, 2023, we had approximately $3.2 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as, after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Members' rates, transmission service, and our market based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market-based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. On August 2, 2021, FERC approved our settlement agreement related to our Utility Members' stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) on March 1, 2022 until the date a new Class A wholesale rate schedule goes into effect. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from wholesale electric power sales to our non-member purchasers is primarily pursuant to our market-based rate authority.
Revenues from electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC that is a stated rate. In 2022 and 2023, our Class A rate schedule (A-40) for electric power sales to our Utility Members consist of three billing components: an energy rate and two demand rates. Utility Members' rates for energy and demand are set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Utility Members. Energy is the physical electricity delivered to our Utility Members. The energy rate was billed based upon a price per kWh of physical energy delivered and the two demand rates (a generation demand and a transmission/delivery demand) were both billed based on the Utility Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.
As part of the settlement agreement for our Utility Members' stated rate, we agreed to file a new Class A rate schedule with FERC before September 1, 2023. We established a rate design committee to oversee the development of the new rate. On June 16, 2023, we filed with FERC the new Class A rate schedule (A-41) that uses a formula rate and requested for the new rate to take effect on January 1, 2024. Our proposed formula rate is designed to collect our projected annual revenue requirements, including Board-approved margins, with an annual true-up mechanism to ensure that the revenue collected accurately reflects our actual costs incurred. The rate template will be updated annually with the next year’s budget and then trued up to actuals annually after the end of each rate year. The formula rate is designed for annual rate adjustments to account for variations in load and costs without additional FERC approval for each annual adjustment. The new rate components are similar to the existing Class A rate schedule (A-40) with a few exceptions. The exceptions include a further unbundling of our transmission/delivery demand rate into two demand components, one for network transmission costs and another for non-network transmission costs. This change does not shift costs or change the overall transmission bill. It provides transparency to Utility Members to see what components of transmission are driving costs. Another rate change is from the average and excess demand method to a peaker methodology, with the peaker methodology setting a demand charge set to reflect the cost of an additional peaking generating facility. This method provides a pricing signal to Utility Members to manage peak usage by creating credits for peak shifting equal to the cost of a peaking generating facility rather the full system demand cost. An additional major change in the rate was the addition of a new financial metric for margin calculation. In addition to a minimum DSR of at least 1.15 and ECR of at least 20 percent at the end of each fiscal year, the rate uses a $20 million margin minimum to assure financial resources are available. A majority of our Utility Members and other parties have intervened in our rate filing with FERC. Certain of these Utility Members filed comments with FERC in support of our filing. Six of our Utility Members filed a protest, but three of such protesting Utility Members also asked FERC to conditionally accept the rate, subject to refund and hearing and settlement procedures. We filed an answer with FERC on July 28, 2023 related to such protests.
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
Impacts of Supply Chain and Inflation
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing shortages of critical items and longer lead-times on the procurement of certain materials and equipment, along with interruptions in production and shipping. Supply chain disruptions and inflation have contributed to higher prices for materials and equipment. We are also experiencing increased costs for transportation of coal. We continue to monitor potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating revenues
Utility Member electric sales	$274,225	$286,568	$(12,343)	(4.3)%
Non-member electric sales	18,486	31,416	(12,930)	(41.2)%
Rate stabilization	11,064	17,462	(6,398)	(36.6)%
Provision for rate refunds	(6)	2,798	(2,804)	(100.2)%
Other	14,686	13,718	968	7.1%
Total operating revenues	$318,455	$351,962	$(33,507)	(9.5)%

Energy sales (in MWh):
Utility Member electric sales	3,700,945	3,856,662	(155,717)	(4.0)%
Non-member electric sales	209,658	441,124	(231,466)	(52.5)%
	3,910,603	4,297,786	(387,183)	(9.0)%

•Utility Member electric sales revenue decreased primarily due to cooler, wetter weather during the three months ended June 30, 2023 compared to the same period in 2022. The cooler, wetter weather resulted in less irrigation load, reduced cooling needs and overall less energy sales to our Utility Members.
•Non-member electric sales revenue decreased primarily due to lower long-term and short-term market sales. Long-term sales decreased 141,301 MWhs, or 89.0 percent, to 17,451 MWhs for the three months ended June 30, 2023 compared to 158,752 MWhs for the same period in 2022. The decrease was due to lower sales from Springerville Unit 3 to Salt River Project as a result of a unit outage during the second quarter of 2023. Short-term market sales decreased 90,165 MWhs, or 31.9 percent, to 192,207 MWhs for the three months ended June 30, 2023 compared to 282,372 MWhs for the same period in 2022.
•Rate stabilization represents recognition of income from the withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $11.1 million of previously deferred membership withdrawal income during the three months ended June 30, 2023 compared to $17.5 million of previously deferred membership withdrawal income during the same period in 2022 as part of our rate stabilization measures. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2023.

Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating expenses
Purchased power	$95,281	$105,738	$(10,457)	(9.9)%
Fuel	44,773	68,247	(23,474)	(34.4)%
Production	54,423	50,254	4,169	8.3%
Transmission	46,280	42,053	4,227	10.1%
General and administrative	23,577	18,893	4,684	24.8%
Depreciation, amortization and depletion	42,690	45,269	(2,579)	(5.7)%
Coal mining	4,130	3,849	281	7.3%
Other	2,417	47,302	(44,885)	(94.9)%
Total operating expenses	$313,571	$381,605	$(68,034)	(17.8)%

•Purchased power expense decreased primarily due to lower average prices of 16.6 percent during the three months ended June 30, 2023 compared to the same period in 2022, with an offsetting increase of 250,083 MWhs purchased during the three months ended June 30, 2023 compared to the same period in 2022. With short-term market prices being below our generating costs, more power was purchased in the market during the three months ended June 30, 2023, therefore, generation by our coal-fired generating facilities was lower during the same period.
•Fuel expense decreased primarily due to a decrease in average rate for natural gas of 65.9 percent, partially offset by an increase of 200,931 MWhs in generation by our natural gas-fired generating facilities, and a decrease of 839,127 MWhs in generation by our coal-fired generating facilities, partially offset by a higher average rate of 51.6 percent.
•Other operating expenses decreased primarily due to the recording of an additional environmental obligation liability of $36.1 million at New Horizon Mine during the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating revenues
Utility Member electric sales	$566,401	$568,815	$(2,414)	(0.4)%
Non-member electric sales	60,436	54,360	6,076	11.2%
Rate stabilization	22,821	25,345	(2,524)	(10.0)%
Provision for rate refunds	304	2,798	(2,494)	(89.1)%
Other	32,544	25,846	6,698	25.9%
Total operating revenues	682,506	677,164	$5,342	0.8%

Energy sales (in MWh):
Utility Member electric sales	7,796,387	7,714,308	82,079	1.1%
Non-member electric sales	620,652	854,869	(234,217)	(27.4)%
	8,417,039	8,569,177	(152,138)	(1.8)%

•Non-member electric sales revenue increased primarily due to higher average prices of 53.1 percent during the six months ended June 30, 2023 compared to the same period in 2022. Non-member electric sales revenue increased despite the lower MWhs of long-term and short-term market sales. Long-term sales decreased 232,057 MWhs, or 70.0 percent, to 99,661 MWhs for the six months ended June 30, 2023 compared to 331,718 MWhs for the same period in 2022. The decrease was due to lower sales from Springerville Unit 3 to Salt River Project as a result of a unit outage during the second quarter of 2023. Short-term market sales decreased 187,180 MWhs, or 68.7 percent, to 85,257 MWhs for the six months ended June 30, 2023 compared to 272,437 MWhs for the same period in 2022.
•We recognized $22.8 million of previously deferred membership withdrawal income during the six months ended June 30, 2023 compared to $25.3 million of previously deferred non-member electric sales revenue during the same period in 2022. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2023.
•Other operating revenue increased primarily due to the sale of excess intangible assets.
Operating Expenses
The following is a summary of the components of our operating expenses for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating expenses
Purchased power	196,106	193,038	$3,068	1.6%
Fuel	126,703	130,721	(4,018)	(3.1)%
Production	97,975	88,050	9,925	11.3%
Transmission	95,308	89,235	6,073	6.8%
General and administrative	42,075	39,166	2,909	7.4%
Depreciation, amortization and depletion	85,071	86,743	(1,672)	(1.9)%
Coal mining	5,769	5,375	394	7.3%
Other	8,712	48,339	(39,627)	(82.0)%
Total operating expenses	$657,719	$680,667	$(22,948)	(3.4)%

•Production expense increased due to higher maintenance expenses of $12.7 million for the six months ended June 30, 2023 compared to the same period in 2022.
•Transmission expense increased primarily due to higher wheeling expense of $5.3 million during the six months ended June 30, 2023 compared to the same period in 2022, due to higher non-member sales.
•Other operating expenses decreased primarily due to the recording of an additional environmental obligation of $44.9 million during the second quarter of 2022 related to revised cost estimates at New Horizon Mine.
Financial Condition as of June 30, 2023 Compared to December 31, 2022
The principal changes in our financial condition from December 31, 2022 to June 30, 2023 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $51.4 million, or 63.0 percent, to $133.0 million as of June 30, 2023 compared to $81.6 million as of December 31, 2022. The increase was due to capital expenditures of $77.1 million, primarily capital projects at Springerville Unit 3 and various transmission upgrade projects, partially offset by transfers to electric plant in service for completed projects of $25.7 million.
•Cash and cash equivalents increased $26.4 million, or 24.9 percent, to $132.3 million as of June 30, 2023 compared to $105.9 million as of December 31, 2022. The increase was primarily due to $300 million of Term SOFR rate loans under the 2022 Revolving Credit Agreement, a $50 million draw on the syndicated multiple advance term loan with CoBank and an increase in deposits associated with generator interconnection requests. These increases in cash and cash equivalents were partially offset by the pay down of all commercial paper in June 2023 and an increase in capital expenditures.

•Coal inventory increased $9.7 million, or 28.0 percent, to $44.4 million as of June 30, 2023 compared to $34.7 million as of December 31, 2022. The increase was primarily due to receiving more coal than was consumed as a result of lower generation and maintenance outages at Craig Generating Station and Springerville Unit 3.
•Materials and supplies increased $10.5 million, or 11.2 percent, to $104.0 million as of June 30, 2023 compared to $93.5 million as of December 31, 2022. The increase was primarily due to the disruption in the global supply chain for the procurement and delivery of inventory-related items and generally higher prices to purchase these items.
Liabilities
•Long-term debt increased $78.2 million, or 2.7 percent, to $2.948 billion as of June 30, 2023 compared to $2.870 billion as of December 31, 2022 and current maturities of long-term debt increased $303.5 million, or 326.7 percent, to $396.4 million as of June 30, 2023 compared to $92.9 million as of December 31, 2022. The total increase of $381.7 million was primarily due to the issuance of long-term debt used to support liquidity and capital projects. See “Liquidity and Capital Resources” for further information.
•Short-term borrowings decreased $274.0 million to $100,000 as of June 30, 2023 compared to $274.1 million as of December 31, 2022. The decrease was due to the pay down of all commercial paper in June 2023, which was funded by $300 million of Term SOFR rate loans under the 2022 Revolving Credit Agreement. Additionally, in June 2023, we acquired land in the amount of $600,000. Of the total purchase, $100,000 is due within 12 months and is included in short-term borrowings and the remaining balance is payable in equal annual amounts to 2029 and is included in long-term debt.
•Regulatory liabilities decreased $23.0 million, or 46.1 percent, to $26.9 million as of June 30, 2023 compared to $49.9 million as of December 31, 2022. The decrease was primarily due to the recognition of $22.8 million of previously deferred membership withdrawal income.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2023, we had $132.3 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2023 is as follows (dollars in thousands):

	Authorized Amount		Available June 30, 2023
2022 Revolving Credit Agreement	$520,000	(1)	$220,000	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable at June 30, 2023 was $300 million which was dedicated to $300 million of Term SOFR loans under our 2022 Revolving Credit Agreement.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $220 million of the commercial paper back-up sublimit remained available as of June 30, 2023.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.125 percent as of June 30, 2023) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of June 30, 2023) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.125 percent as of June 30, 2023) based on our credit ratings.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of June 30, 2023, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of June 30, 2023, we had no commercial paper outstanding and $220 million available on the commercial paper back-up sublimit. See Note 7 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
On March 24, 2023, we entered into a two-year, $150 million variable rate syndicated multiple advance term loan agreement with CoBank, as the administrative agent. On the date of closing, we drew $100 million from the loan agreement. On June 13, 2023, we drew the remaining $50 million from the loan agreement.
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
We have ongoing efforts to pursue federal funding opportunities to realize the greatest possible benefit for us and our Utility Members. We continue to evaluate and pursue potential projects and initiatives that could be eligible for funding under both the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022. We expect to submit a letter of interest related to the Inflation Reduction Act of 2022 to the Rural Utilities Service in September 2023.
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, and the 2022 Revolving Credit Agreement.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating activities. Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2023 compared to $27.7 million for the same period in 2022, a decrease in net cash provided by operating activities of $21.0 million. The decrease in net cash provided by operating activities was impacted by the timing of payment of trade payables and accrued expenses, the timing of cash collected from Member accounts receivable and deposits related to interconnection customers.
Investing activities. Net cash used in investing activities was $80.5 million for the six months ended June 30, 2023 compared to $59.7 million for the same period in 2022, an increase in net cash used in investing activities of $20.8 million. The increase in net cash used in investing activities was impacted by additional investments in utility plant and timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash provided by financing activities was $99.7 million for the six months ended June 30, 2023 compared to $28.1 million for the same period in 2022, an increase in net cash provided by financing activities of $71.6 million. The increase in net cash provided by financing activities was primarily due to the issuance of $450 million of long-term debt to support liquidity and capital expenditures partially offset by a decrease in short-term borrowings for the six months ended June 30, 2023 compared to the same period in 2022.
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
Changing Environmental Regulations
We are subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality, and other environmental matters. These environmental laws, rules and regulations are complex and change frequently. Following are updates on recent developments that may impact us.
Air Quality
Mercury and other Hazardous Air Pollutants. In April 2023, the EPA published in the Federal Register revisions to the National Emission Standards for Hazardous Air Pollutants for coal- and oil-fired electric utility steam generating units pursuant to EPA’s risk and technology review as required by Section 112 of the Clean Air Act. EPA proposed a more stringent emission limit for particulate matter, as a surrogate for non-mercury metals, and additional monitoring requirements. The comment period about EPA’s proposal closed on June 23, 2023. Until the final rule is published, the impacts of the rule on us remain uncertain.
Greenhouse Gas Regulation. In May 2023, the EPA published in the Federal Register a proposed rule regarding emission guidelines for carbon dioxide from certain existing electric generating units under Section 111(d) of the Clean Air Act and certain new electric generating units under Section 111(b) of the Clean Air Act. EPA proposes a matrix of emission requirements that depend on a given unit’s fuel type, generating capacity, capacity factor, and years of continued operation. The comment period about EPA’s proposal closed on August 8, 2023. Until the final rule is published, the impacts of the rule on us remain uncertain.
Water Quality
Waters of the United States. In May 2023, the United States Supreme Court ruled in Sackett v. Environmental Protection Agency to define waters of the United States and therefore waters that are subject to regulation under the Clean Water Act. The Supreme Court’s ruling decreases the jurisdictional reach under the Clean Water Act that may be claimed by EPA and the U.S. Army Corps of Engineers. Federal agencies announced intent to issue by September 2023 a direct final rule to align regulations with the ruling. At the same time, certain states such as Colorado initiated development of a state program to regulate dredge and fill activities in state waters. Until these federal and state activities develop further, the impacts on us remain uncertain.
Other Environmental Matters
Coal Ash Regulation. In May 2023, the EPA published in the Federal Register a proposed rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. The comment period about EPA’s proposal closed on July 17, 2023. Until the final rule is published, the impacts of the rule on us remain uncertain.
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
Our 2022 Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread, commitment fee and letter of credit fees due under the facility. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would have a material adverse effect on our financial condition or our future results of operations. However, a downgrade of our senior secured ratings could impact the costs associated with incurring additional debt and could make accessing the debt markets on favorable terms more difficult.
We currently have contracts and other obligations that require adequate assurance of performance. These include organized markets contracts, natural gas supply contracts and financial risk management contracts. Some of the contracts are directly tied to us maintaining investment grade credit ratings by S&P and Moody’s. We may enter into additional contracts which may contain adequate assurance requirements. If we are required to provide adequate assurances, it may impact our liquidity and the amount of adequate assurance required will be dependent on our credit ratings.
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
10.8.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 15, 2023, amongst Tri-State, as borrower, each lender from time to time party thereto, including the National Rural Utilities Cooperative Finance Corporation, as administrative agent

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

Tri-State Generation and Transmission Association, Inc.

Date: August 10, 2023	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 10, 2023		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)