Form 10-Q
period 2023-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2023-11-09
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Property, plant and equipment
Electric plant
In service	$5,689,962	$5,659,423
Construction work in progress	146,428	81,555
Total electric plant	5,836,390	5,740,978
Less allowances for depreciation and amortization	(2,457,302)	(2,392,363)
Net electric plant	3,379,088	3,348,615
Other plant	942,854	954,144
Less allowances for depreciation, amortization and depletion	(702,024)	(694,774)
Net other plant	240,830	259,370
Total property, plant and equipment	3,619,918	3,607,985
Other assets and investments
Investments in other associations	176,526	177,477
Investments in and advances to coal mines	1,602	1,914
Restricted cash and investments	3,753	4,257
Other noncurrent assets	16,663	15,828
Total other assets and investments	198,544	199,476
Current assets
Cash and cash equivalents	167,682	105,852
Restricted cash and investments	17,445	573
Deposits and advances	36,449	34,233
Accounts receivable—Utility Members	108,522	103,246
Other accounts receivable	20,260	32,436
Coal inventory	51,598	34,723
Materials and supplies	102,960	93,514
Total current assets	504,916	404,577
Deferred charges
Regulatory assets	625,644	650,421
Prepayment—NRECA Retirement Security Plan	6,715	10,745
Other	36,233	40,445
Total deferred charges	668,592	701,611
Total assets	$4,991,970	$4,913,649
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$976,704	$984,865
Accumulated other comprehensive loss	(803)	(468)
Noncontrolling interest	131,742	126,180
Total equity	1,107,643	1,110,577
Long-term debt	2,939,265	2,869,963
Total capitalization	4,046,908	3,980,540
Current liabilities
Utility Member advances	20,158	17,070
Accounts payable	118,448	109,109
Short-term borrowings	100	274,102
Accrued expenses	30,798	42,506
Current asset retirement obligations	8,207	5,419
Accrued interest	43,721	25,431
Accrued property taxes	30,176	36,477
Current maturities of long-term debt	393,802	92,920
Total current liabilities	645,410	603,034
Deferred credits and other liabilities
Regulatory liabilities	12,715	49,931
Deferred income tax liability	19,851	19,275
Asset retirement and environmental reclamation obligations	176,312	181,588
Other	79,809	68,374
Total deferred credits and other liabilities	288,687	319,168
Accumulated postretirement benefit and postemployment obligations	10,965	10,907
Total equity and liabilities	$4,991,970	$4,913,649
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues
Utility Member electric sales	$357,576	$362,442	$923,977	$931,257
Non-member electric sales	51,294	55,669	111,729	110,029
Rate stabilization	14,041	32,950	36,862	58,295
Provision for rate refunds	(210)	(2,039)	94	759
Other	15,618	16,971	48,162	42,817
	438,319	465,993	1,120,824	1,143,157

Operating expenses
Purchased power	120,250	128,202	316,356	321,240
Fuel	71,241	94,770	197,944	225,491
Production	44,758	40,045	142,733	128,095
Transmission	47,098	47,054	142,406	136,289
General and administrative	19,663	18,658	61,738	57,824
Depreciation, amortization and depletion	43,120	46,604	128,191	133,347
Coal mining	3,834	1,814	9,603	7,189
Other	2,345	2,288	11,057	50,626
	352,309	379,435	1,010,028	1,060,101

Operating margins	86,010	86,558	110,796	83,056

Other income
Interest	2,343	1,097	5,153	2,883
Capital credits from cooperatives	1,145	743	3,103	5,338
Other income	3,852	1,751	5,894	2,621
	7,340	3,591	14,150	10,842

Interest expense
Interest	45,558	38,419	128,924	109,409
Interest charged during construction	(1,238)	(341)	(3,328)	(1,133)
	44,320	38,078	125,596	108,276

Income tax expense (benefit)	23	(312)	67	(275)

Net margins including noncontrolling interest	49,007	52,383	(717)	(14,103)
Net margin attributable to noncontrolling interest	(2,526)	(2,130)	(7,444)	(6,266)
Net margins attributable to the Association	$46,481	$50,253	$(8,161)	$(20,369)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net margins including noncontrolling interest	$49,007	$52,383	$(717)	$(14,103)
Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	10	(127)	26	(360)
Amortization of prior service credit on postretirement benefit obligation included in net margin	(409)	(535)	(1,228)	(1,604)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	289	283	867	849
Other comprehensive loss	(110)	(379)	(335)	(1,115)

Comprehensive income (loss) including noncontrolling interest	48,897	52,004	(1,052)	(15,218)
Net comprehensive income attributable to noncontrolling interest	(2,526)	(2,130)	(7,444)	(6,266)

Comprehensive income (loss) attributable to the Association	$46,371	$49,874	$(8,496)	$(21,484)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Patronage capital equity at beginning of period	$930,223	$924,243	$984,865	$994,865

Net margins attributable to the Association	46,481	50,253	(8,161)	(20,369)
Patronage capital equity at end of period	976,704	974,496	976,704	974,496

Accumulated other comprehensive loss at beginning of period	(693)	(2,196)	(468)	(1,460)
Unrealized gain (loss) on securities available for sale	10	(127)	26	(360)
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(409)	(535)	(1,228)	(1,604)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	289	283	867	849
Accumulated other comprehensive loss at end of period	(803)	(2,575)	(803)	(2,575)

Noncontrolling interest at beginning of period	130,149	122,894	126,180	119,100

Net comprehensive income attributable to noncontrolling interest	2,526	2,130	7,444	6,266
Equity distribution to noncontrolling interest	(933)	(978)	(1,882)	(1,320)
Noncontrolling interest at end of period	131,742	124,046	131,742	124,046
Total equity at end of period	$1,107,643	$1,095,967	$1,107,643	$1,095,967
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net margins including noncontrolling interest	$(717)	$(14,103)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	128,191	133,347
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	1,801	2,540
Impairment loss	—	30,153
Deferred impairment loss	—	(30,153)
Deposits associated with generator interconnection requests	11,601	6,626
Rate stabilization revenue	(36,862)	(58,295)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,263	1,283
Changes in operating assets and liabilities:
Accounts receivable	4,389	(23,666)
Coal inventory	(16,875)	19,499
Materials and supplies	(9,446)	(5,486)
Accounts payable and accrued expenses	1,078	14,837
Accrued interest	17,290	17,110
Accrued property taxes	(6,301)	(4,312)
New Horizon Mine environmental obligation	—	44,869
Other	5,271	(12,517)
Net cash provided by operating activities	104,712	125,761

Investing activities
Purchases of plant	(119,081)	(82,846)
Changes in deferred charges	2,078	(5,849)
Proceeds from other investments	—	94
Net cash used in investing activities	(117,003)	(88,601)

Financing activities
Changes in Member advances	3,416	2,717
Payments of long-term debt	(81,010)	(223,578)
Proceeds from issuance of long-term debt	450,000	—
Debt issuance costs	(605)	(1,377)
Change in short-term borrowings, net	(273,502)	214,488
Retirement of patronage capital	(5,446)	(4,564)
Equity distribution to noncontrolling interest	(1,882)	(1,320)
Other	(482)	(445)
Net cash provided by (used in) financing activities	90,489	(14,079)

Net increase in cash, cash equivalents and restricted cash and investments	78,198	23,081
Cash, cash equivalents and restricted cash and investments – beginning	110,682	105,136
Cash, cash equivalents and restricted cash and investments – ending	$188,880	$128,217

Supplemental cash flow information:
Cash paid for interest	$108,407	$88,993
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(395)	$(2,783)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2023 and 2022
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-two electric distribution member systems who are Class A members to which we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. On June 16, 2023, we filed with FERC a new Class A rate that uses a formula rate and requested for the new rate to take effect on January 1, 2024. We anticipate FERC will accept, subject to refund, our Class A formula rate filing during the fourth quarter of 2023. See Note 17 – Legal.
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

Our share in each jointly owned facility is as follows as of September 30, 2023 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$391,756	$266,901	$579
MBPP - Laramie River Station	28.50%	532,765	345,659	726
Total		$924,521	$612,560	$1,305
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
Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Regulatory assets
Deferred income tax expense (1)	$19,787	$19,279
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	75,124	76,842
Goodwill – J.M. Shafer (3)	38,461	40,598
Goodwill – Colowyo Coal (4)	33,320	34,095
Deferred debt prepayment transaction costs (5)	108,574	115,045
Deferred Holcomb expansion impairment loss (6)	75,964	79,470
Unrecovered plant (7)	274,414	285,092
Total regulatory assets	625,644	650,421

Regulatory liabilities
Interest rate swap - realized gain (8) and other	1,987	2,341
Membership withdrawal (9)	10,728	47,590
Total regulatory liabilities	12,715	49,931
Net regulatory asset	$612,929	$600,490
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
(9) Represents the deferral of the recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods. For the nine months ended September 30, 2023, $36.9 million was recognized in operating revenues as part of our rate stabilization measures.
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
Investments in other associations are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Basin Electric Power Cooperative	$127,640	$127,640
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,451	12,172
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	15,585	16,727
Other	5,796	5,884
Investments in other associations	$176,526	$177,477
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2023 or during 2022.
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
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2023, we recognized $0.7 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable - Utility Members	$108,522	$103,246

Other accounts receivable - trade:
Non-member electric sales	10,473	17,213
Other	9,482	9,141
Total other accounts receivable - trade	19,955	26,354
Other accounts receivable - nontrade	305	6,082
Total other accounts receivable	$20,260	$32,436

Contract liabilities (unearned revenue)	$4,374	$5,123
NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2023	December 31, 2022
Preliminary surveys and investigations	$13,241	$13,048
Advances to operating agents of jointly owned facilities	5,080	7,324
Operating lease right-of-use assets	5,960	6,771
Other	11,952	13,302
Total other deferred charges	$36,233	$40,445
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
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027. We had $300 million outstanding of Term SOFR rate borrowings under the 2022 Revolving Credit Agreement as of September 30, 2023. As of September 30, 2023, we had $220.0 million in availability (including $220 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Total debt	$3,350,971	$2,981,481
Less debt issuance costs	(20,286)	(21,481)
Less debt discounts	(8,750)	(8,960)
Plus debt premiums	11,132	11,843
Total debt adjusted for debt issuance costs, discounts and premiums	3,333,067	2,962,883
Less current maturities	(393,802)	(92,920)
Long-term debt	$2,939,265	$2,869,963

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
Short-term borrowings consisted of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Short-term borrowings - other	$100	$—
Commercial paper outstanding, net of discounts	$—	$274,102
Weighted average interest rate	—%	4.61%

As of September 30, 2023, we had no commercial paper outstanding and $220 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Nine Months Ended September 30, 2023
Obligations at beginning of period	$187,008
Liabilities settled	(2,570)
Accretion expense	3,983
Change in estimate	(3,902)
Total obligations at end of period	$184,519
Less current obligations at end of period	(8,207)
Long-term obligations at end of period	$176,312
The New Horizon Mine environmental remediation liability is $67.3 million as of September 30, 2023. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. Although the entire environmental obligation has been previously expensed, we have sought future rate recovery in our rate filing that we filed with FERC in June 2023. We anticipate FERC will accept, subject to refund, our Class A formula rate filing during the fourth quarter of 2023, at which time we intend to reverse the approximate $44 million of environmental obligation expense that was recorded in 2022 as a regulatory item to be amortized to expense over 25 years and recovered from our Utility Members through rates. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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

NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2023	December 31, 2022
Transmission easements	$18,114	$18,636
OATT deposits	28,344	17,476
Financial liabilities - reclamation	12,009	12,429
Customer deposits	11,279	8,616
Contract liabilities (unearned revenue) - noncurrent	3,252	3,765
Operating lease liabilities - noncurrent	994	1,251
Other	5,817	6,201
Total other deferred credits and other liabilities	$79,809	$68,374
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $26.4 million will be paid by us for these easements from 2023 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $18.1 million and $18.6 million as of September 30, 2023 and December 31, 2022, respectively, which are recorded as other deferred credits and other liabilities.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of September 30, 2023, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.

The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2023
Postretirement medical benefit obligation at beginning of period	$2,092
Interest cost	35
Benefit payments (net of contributions by participants)	(432)
Postretirement medical benefit obligation at end of period	$1,695
Postemployment medical benefit obligation at end of period	329
Total postretirement and postemployment medical obligations at end of period	$2,024
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2023
Amounts included in accumulated other comprehensive income at beginning of period	$2,078
Amortization of prior service credit into other income	(1,228)
Amounts included in accumulated other comprehensive income at end of period	$850
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2023
Executive benefit restoration obligation at beginning of period	$8,486
Service cost	225
Interest cost	231
Executive benefit restoration at end of period	$8,942
Fair value of plan assets at beginning of period	$9,808
Actual return on plan assets	214
Fair value of plan assets at end of period	$10,022
Net liability recognized at end of period	$(1,080)
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2023
Accumulated other comprehensive loss at beginning of period	$(2,105)
Amortization of prior service cost into other income	867
Accumulated other comprehensive loss at end of period	$(1,238)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-member electric sales:
Long-term contracts	$9,731	$13,682	$31,527	$38,932
Short-term contracts	41,563	41,987	80,202	71,097
Rate stabilization	14,041	32,950	36,862	58,295
Provision for rate refunds	(210)	(2,039)	94	759
Coal sales	3,675	1,688	8,069	5,112
Other	11,943	15,283	40,093	37,705
Total non-member electric sales and other operating revenue	$80,743	$103,551	$196,847	$211,900
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
Rate stabilization revenue
We recognized $14.0 million and $36.9 million of deferred membership withdrawal income for the three and nine months ended September 30, 2023, respectively, as directed by our Board. See Note 2 - Accounting for Rate Regulation.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included an income tax expense of $67 thousand for the nine months ended September 30, 2023 and an income tax benefit of $275 thousand for the comparable period in 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA enacted many provisions intended to mitigate climate change by providing various sources of funding and tax credit incentives for investments designed to reduce greenhouse gas emissions. These provisions do not impact our current consolidated financial statements but could affect future financial statements due to the impact of such investments. These provisions are subject to regulations and other guidance to be released by the U.S. Department of the Treasury, the U.S. Department of Agriculture and other governmental agencies over time. We are monitoring developments and evaluating opportunities to utilize these incentives. In September 2023, we submitted a Letter of Interest to apply for funding through the U.S. Department of Agriculture's Empowering Rural America ("New ERA") Program. The New ERA Program implements the $9.7 billion funded in the IRA.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.6 million for the three months ended September 30, 2023 and $0.6 million for the comparable period in 2022. Rent expense for all short-term and long-term operating leases was $1.8 million for the nine months ended September 30, 2023 and $2.1 million for the comparable period in 2022. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of September 30, 2023, there were no arrangements accounted for as finance leases.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$8,696	$8,784
Less: Accumulated amortization	(2,736)	(2,013)
Net operating lease right-of-use assets	$5,960	$6,771

Operating lease liabilities - current	$(358)	$(441)
Operating lease liabilities - noncurrent	(994)	(1,251)
Total operating lease liabilities	$(1,352)	$(1,692)

Operating leases
Weighted average remaining lease term (years)	7.9	7.6
Weighted average discount rate	3.94%	3.87%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$366
Year 2	202
Year 3	91
Year 4	365
Year 5	92
Thereafter	461
Total lease payments	$1,577
Less imputed interest	(225)
Total	$1,352
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $1.7 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.1 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively, are included in other operating revenue on our consolidated statements of operations.
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
Executive Benefit Restoration Plan Trust
We have established an irrevocable trust with an independent third party to fund the NRECA Executive Benefit Restoration Plan. The trust is funded quarterly to the prior year obligation as determined by the NRECA actuary. The trust consists of investments in equity and debt securities and are measured at fair value on a recurring basis. Changes in the fair value of investments in equity securities are recognized in earnings and changes in fair value of investments in debt securities classified as available-for-sale are recognized in other comprehensive income until realized. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on our consolidated statements of financial position. The cost and fair values of our marketable securities are as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,765	$10,022	$10,604	$9,808
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

	September 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$564	$507	$558	$489
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $136.0 million as of September 30, 2023 and $101.8 million as of December 31, 2022.
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

	September 30, 2023		December 31, 2022
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,350,971	$2,969,014	$2,981,481	$2,725,606
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Net electric plant	$708,394	$721,997
Noncontrolling interest	131,742	126,180
Long-term debt	206,214	254,876
Accrued interest	2,387	7,400
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation, amortization and depletion	$4,535	$4,534	$13,603	$13,603
Interest	3,397	4,203	10,465	12,865
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
Petitions for review related to our tariff filings, including our Utility Members' rates, were filed with the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit Court of Appeals") by other parties. On October 17, 2023, an order was issued by the court to dismiss two of the petitions for review before the D.C. Circuit Court of Appeals as the parties filed motions to dismiss such cases. One petition for review by United Power, 20-1255, related to whether certain of our Board policies are required to be filed with FERC remains in abeyance. On October 13, 2023, an order was issued by the court directing the parties to file motions to govern future proceedings by November 3, 2023. On November 3, 2023, United Power filed an unopposed motion with the D.C. Circuit Court of Appeals to continue to hold the proceeding in abeyance. It is not possible to the outcome of this only remaining petition for review filed with the D.C. Circuit Court of Appeals.
On August 2, 2021, FERC approved our settlement agreement related to our Utility Member stated rate, including our wholesale electric service contracts and certain of our Board policies filed with FERC. With the exception of four reserved issues contingent on United Power, Inc. ("United Power") being a settling party, the settlement resolved all issues set for hearing and settlement procedures related to our Utility Members' rates. The settlement provided for us to implement a two-stage, graduated reduction in the charges making up our Class A rate schedule of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) thereafter until the date a new Class A wholesale rate schedule is approved by FERC and goes into effect. We agreed to file a new Class A rate schedule after May 31, 2023 and prior to September 1, 2023. On June 16, 2023, we filed with FERC a new Class A rate schedule that uses a formula rate and requested for the new rate to take effect on January 1, 2024. On November 2, 2023, we filed a limited amendment to our new Class A rate schedule in response to FERC's August 15, 2023 Order on Initial Decision referenced below and reiterated our request for a January 1, 2024 effective date for the new rate schedule. Three of the reserved issues in the settlement agreement were related to the transmission component of our rates and the fourth relates to our community solar program. Additionally, with the exception of one reserved issue regarding transmission demand charges applicable to certain electric storage resources, each of the reserved issues had a prospective effect only, with the intent that any FERC rulings would be implemented in future rate filings.
A hearing on the four reserved issues occurred in March 2022 before an administrative law judge at FERC and an initial decision was issued by an administrative law judge on May 26, 2022. On June 26, 2022, we, United Power, and certain other Utility Members filed exceptions to the initial decision. On August 15, 2023, FERC issued an Order on Initial Decision that provides that we must also unbundle in our bills to our Utility Members our transmission and ancillary costs. Related to us directly assigning to our Utility Members the costs of our non-network radial facilities that do not meet FERC's standards for being included in our rolled-in transmission demand rate, FERC’s order provided us flexibility in how we may justify that such costs should be allocated. In the order, FERC noted that we should perform an assessment of non-network transmission facilities and demonstrate that these facilities are eligible to be rolled into the transmission rate or should be direct assigned to our Utility Members. In addition, the FERC order provided that a portion of the reflected rate in our Board policy for community solar program was not just and reasonable, but the finding was without prejudice to further justification by us. With regard to the reserved issue concerning transmission demand charges applicable to certain electric storage resources, the FERC order agreed with our Board policy of billing Utility Members for the transmission demand costs that includes all of a Utility Member's transmission demand, including such Utility Member's electric storage resource. Northwest Rural Public Power District filed a motion for reconsideration with FERC, and that motion was denied by FERC by operation of law.
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

On March 23, 2022, the court issued an order regarding our and the Non-Utility Members’ motions to dismiss. The court dismissed some of the claims against us and the Non-Utility Members, including the civil conspiracy claim. After the dismissal, the remaining claims included seeking declaratory orders that the addition of the Non-Utility Members violated Colorado law and our Articles of Incorporation and Bylaws, the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership was procured through fraud or misrepresentation and is void, and the April 2020 Board approvals related to the methodology to calculate a contract termination payment and buy-down payment formula do not apply to United Power and are void, and that we have breached our Bylaws and our wholesale electric service contract with United Power.
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
On March 27, 2023, we filed a motion for summary judgement seeking for the court to enter judgement for us on all of United Power's remaining claims. On July 28, 2023, the court issued an order on our motion for summary judgement. The court found that our addition of the Non-Utility Members did not violate Colorado law or our Bylaws and granted summary judgement in our favor on the claim that our April 2019 Bylaw amendment was procured through fraud or misrepresentations, but our April 2019 Bylaw amendment is void because it conflicted with our Articles of Incorporation at the time of such amendment. On November 1, 2023, our Board ratified our existing Bylaws, including all amendments and restatements of the Bylaws since April 2019, and affirmed and ratified the three Non-Utility Members as Non-Utility Members of us as of their respective original date of admission.
On October 24, 2023, during a status conference, the court scheduled a 12-day jury trial to start on January 16, 2024. On November 1, 2023, we and United Power executed a settlement Term Sheet that was approved by each party’s Board. The parties agreed to a mutual release of claims, and to file a stipulation of dismissal, with prejudice, of the litigation pending in Adams County District Court after the parties execute a formal settlement agreement and other agreements related to power and asset sales to United Power. The parties are to cooperate to execute the formal settlement agreement and related agreements no later than December 8, 2023.
It is not possible to predict the outcome of this matter, whether the litigation will be dismissed or whether we will incur any liability in connection with this matter, and in the event of liability, if any, the amount or type of damages, equitable relief or other legal relief that could be awarded or granted.
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, 22-1169. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting our motion was issued on September 6, 2022. On January 24, 2023, the parties to the proceeding filed a motion with the court to consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals and proposed a procedural schedule with final briefings due in October 2023. On March 6, 2023, the DC Circuit Court of Appeals granted the motion to consolidate the proceedings. On October 31, 2023, the final briefs were filed in this consolidated proceeding. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.
NOTE 18 – SUBSEQUENT EVENT
As disclosed in Note 17 - Legal, we executed a settlement Term Sheet with United Power on November 1, 2023. The Term Sheet sets forth terms for the two utilities to cooperate to execute a formal settlement agreement and related agreements by December 8, 2023, involving power purchases and the sale of utility assets from us to United Power.

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
We sold 13.8 million MWhs for the nine months ended September 30, 2023, of which 91.1 percent was to Utility Members. Total revenue from electric sales was $1.036 billion for the nine months ended September 30, 2023 of which 89.2 percent was from Utility Member sales. Our results for the nine months ended September 30, 2023 were primarily impacted by cool and unusually wet spring weather conditions from May through August, as well as lower availability from our coal-fired generating facilities which resulted in lower energy sales, lower rate stabilization measures and increased production costs.
•Utility Member electric sales decreased $7.3 million during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to the cooler, wetter weather between May and August compared to the prior year, as well as the decrease in our Utility Members' stated rate in March 2022 as part of the 2021 settlement agreement related to our Utility Members' stated rate. The cooler, wetter weather during this timeframe resulted in less irrigation load, reduced cooling needs and overall less power consumption in our Utility Members' service territories. The decrease in lower load due to the impact of weather was partially offset by load growth.
•Production expense increased $14.6 million, or 11.4 percent, primarily due to higher maintenance costs at certain generating facilities resulting from maintenance outages at those facilities.
•Fuel expense decreased $27.6 million, or 12.2 percent, primarily due to lower generation from our coal-fired generating facilities. The lower generation resulted from maintenance outages and short-term market prices being below our generating costs, therefore, more power was purchased in the market. Additionally, the average rate for gas was 46.4 percent lower during the nine months ended September 30, 2023 compared to the same period in 2022.
Our Bylaws and Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 42 Utility Members extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of September 30, 2023, 21 Utility Members have enrolled in this program with capacity totaling approximately 141 MWs of which 138 MWs are in operation.

In 2020, we filed with FERC a buy-down payment methodology tariff and our Board policy to implement a partial requirements structure. Under the new partial requirements membership construct, Utility Members could request to self-supply up to approximately 50 percent of their load requirements, subject to availability in the open season, in addition to the current 5 percent self-supply provision under the wholesale electric service contract and the community solar program. A Utility Member that chose the partial requirements options would be obligated to make a buy-down payment to us. During our partial requirements "open season," a total of six Utility Members were allocated an aggregate of 300 MWs of self-supply.
The buy-down payment methodology tariff and Board policy were accepted by FERC, subject to refund, and FERC referred it to FERC’s hearing and settlement procedures. In June 2023, we filed with FERC a notice of cancellation of the buy-down payment methodology tariffs and Board policy to be effective August 28, 2023, stating such tariff and policy should no longer be a mechanism for Utility Members to self-supply a portion of their load requirements. In August 2023, FERC accepted our notice of cancellation. We and our Utility Members continue to evaluate a buy-down payment methodology that may be re-filed with FERC.
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
On April 29, 2022, both United Power and Northwest Rural Public Power District provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, Mountain Parks Electric, Inc. provided us a notice to withdraw from membership in us, with a February 1, 2025 withdrawal effective date. In September 2023, we filed with FERC an unexecuted Withdrawal Agreement with United Power. While United Power and us negotiated and agreed to most of the terms of the Withdrawal Agreement, the parties agreed that we should file the Withdrawal Agreement on an unexecuted basis such that FERC may resolve the limited issues on which the parties could not agree. The Withdrawal Agreement describes the practical action items and related rights and obligations of the parties involved with effectuating the withdrawal of United Power from membership in us. In October 2023, United Power filed its protest related to the Withdrawal Agreement, including an alternative agreement that it proposes. We subsequently filed an answer to United Power's protest. Nine other Utility Members also filed answers disagreeing with certain provisions in United Power's alternative agreement and United Power's requests in its protest.
In July 2021, United Power's first amended complaint for declaratory judgement and damages against us and our Non-Utility Members was deemed filed in Adams County District Court alleging, among other things, that the April 2019 Bylaws amendment that allows our Board to establish one or more classes of membership in addition to the then existing all-requirements class of membership is void and that we have breached our Bylaws and our wholesale electric service contract with United Power. A jury trial is scheduled to start on January 16, 2024. In November 2023, we and United Power executed a settlement Term Sheet. The parties agreed to a mutual release of claims, and to file a stipulation of dismissal, with prejudice, of the litigation pending in Adams County District Court after the parties execute a formal settlement agreement and other agreements related to power and asset sales to United Power. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
Other Recent Developments
In September 2023, we submitted a Letter of Interest to apply for funding through the U.S. Department of Agriculture's Empowering Rural America (New ERA) Program. If granted, we expect the funding will lead to significant reductions in our greenhouse gas emissions, the addition of clean energy sources, and relief from stranded assets, that we expect will assist us in providing affordable wholesale rates and reliable power to our Utility Members. Our proposal aims to transform our system, enhance grid resiliency, and secure a federal investment for a clean energy transformation benefiting our Utility Members across multiple states. Following U.S. Department of Agriculture's review of our submission, we hope to receive an invitation to proceed to complete the full New ERA Program application. The New ERA Program implements the $9.7 billion funded in the Inflation Reduction Act of 2022.
In September 2023, we announced our commitment, along with six other western utilities, to become a full member of the Southwest Power Pool regional transmission organization expansion into the Western Interconnection. We expect the expansion of Southwest Power Pool's service territory from the Eastern Interconnection into the Western Interconnection to be completed in early 2026 at which time certain of our load and transmission facilities in the Western Interconnection will be part of the Southwest Power Pool regional transmission organization. Our load and transmission facilities in the Eastern Interconnection, largely in Nebraska, have been in the Southwest Power Pool regional transmission organization since 2016.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of September 30, 2023, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2022.
Factors Affecting Results
Master Indenture
As of September 30, 2023, we had approximately $3.15 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as, after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Pursuant to our Board Policy for Financial Goals and Capital Credits, we have historically set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. Our Board approved rates to our Utility Members for 2023 to achieve a DSR and ECR in excess of the requirements under our Master Indenture, including a DSR of 1.112 based on our 2023 budget. Based on our 2023 budget, we have forecasted the recognition of the remaining balance of previously deferred membership withdrawal income during 2023. As discussed further below, in June 2023, we filed with FERC a new Class A rate that uses a formula rate and requested for the new rate to take effect on January 1, 2024. We anticipate FERC will accept, subject to refund, this Class A formula rate filing during the fourth quarter of 2023, at which time we intend to reverse the approximate $44 million of environmental obligation expense that was recorded in 2022 as a regulatory item to be amortized to expense over 25 years and recovered from our Utility Members through rates. This reversal is expected to have a positive impact on our DSR for 2023 and we forecast, with such reversal, that our DSR for the twelve months ended December 31, 2023 will be in excess of the requirements under our Master Indenture, subject to actual results differing materially from our assumptions for the fourth quarter.
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
As part of the settlement agreement for our Utility Members' stated rate, we agreed to file a new Class A rate schedule with FERC before September 1, 2023. We established a rate design committee to oversee the development of the new rate. On June 16, 2023, we filed with FERC the new Class A rate schedule (A-41) that uses a formula rate and requested for the new rate to take effect on January 1, 2024. Our proposed formula rate is designed to collect our projected annual revenue requirements, including Board-approved margins, with an annual true-up mechanism to ensure that the revenue collected accurately reflects our actual costs incurred. The rate template will be updated annually with the next year’s budget and then trued up to actuals annually after the end of each rate year. The formula rate is designed for annual rate adjustments to account for variations in load and costs without additional FERC approval for each annual adjustment. The new rate components are similar to the existing Class A rate schedule (A-40) with a few exceptions. The exceptions include a further unbundling of our transmission/delivery demand rate into two demand components, one for network transmission costs and another for non-network transmission costs. This change does not shift costs or change the overall transmission bill. It provides transparency to Utility Members to see what components of transmission are driving costs. Another rate change is from the average and excess demand method to a peaker methodology, with the peaker methodology setting a demand charge set to reflect the cost of an additional peaking generating facility. This method provides a pricing signal to Utility Members to manage peak usage by creating credits for peak shifting equal to the cost of a peaking generating facility rather the full system demand cost. An additional major change in the rate was the addition of a new financial metric for margin calculation. In addition to a minimum DSR of at least 1.15 and ECR of at least 20 percent at the end of each fiscal year, the rate uses a $20 million margin minimum to assure financial resources are available. A majority of our Utility Members and other parties have intervened in our rate filing with FERC. Certain of these Utility Members filed comments with FERC in support of our filing. Six of our Utility Members filed a protest, but three of such protesting Utility Members also asked FERC to conditionally accept the rate, subject to refund and hearing and settlement procedures. We filed an answer with FERC on July 28, 2023 related to such protests. On November 2, 2023, we filed a limited amendment with FERC to our new Class A rate schedule in response to FERC's August 15, 2023 Order on Initial Decision related to the four reserved issues concerning our Utility Members' stated rate. The limited amendment addressed the reserved issue of unbundling costs in our bills to our Utility Members, in particular ancillary costs, and the reserved issue related to cost allocation of non-networked transmission facilities. In our limited amendment, we reiterated our request for a January 1, 2024 effective date for the new rate schedule and requested FERC to take action by December 31, 2023. We anticipate FERC will accept, subject to refund, our Class A formula rate during the fourth quarter of 2023.
Our Board may, from time to time, subject to FERC approval, create new regulatory assets or liabilities or modify the expected recovery period through rates of existing regulatory assets or liabilities. We anticipate FERC will accept, subject to refund, this Class A formula rate filing during the fourth quarter of 2023, at which time we intend to reverse the approximate

$44 million of environmental obligation expense that was recorded in 2022 as a regulatory asset to be amortized to expense over 25 years and recovered from our Utility Members through rates.
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating revenues
Utility Member electric sales	$357,576	$362,442	$(4,866)	(1.3)%
Non-member electric sales	51,294	55,669	(4,375)	(7.9)%
Rate stabilization	14,041	32,950	(18,909)	(57.4)%
Provision for rate refunds	(210)	(2,039)	1,829	(89.7)%
Other	15,618	16,971	(1,353)	(8.0)%
Total operating revenues	$438,319	$465,993	$(27,674)	(5.9)%

Energy sales (in MWh):
Utility Member electric sales	4,730,452	4,870,701	(140,249)	(2.9)%
Non-member electric sales	608,201	614,436	(6,235)	(1.0)%
	5,338,653	5,485,137	(146,484)	(2.7)%

•Utility Member electric sales revenue decreased primarily due to cooler, wetter weather during the three months ended September 30, 2023 compared to the same period in 2022. The cooler, wetter weather resulted in less irrigation load, reduced cooling needs and overall less energy sales to our Utility Members.
•Non-member electric sales revenue decreased primarily due to lower long-term sales and lower average prices. Long-term sales decreased 77,990 MWhs, or 40.6 percent, to 113,879 MWhs for the three months ended September 30, 2023 compared to 191,869 MWhs for the same period in 2022. Average prices decreased 6.9 percent for the three months ended September 30, 2023 compared to the same period in 2022.
•Rate stabilization represents recognition of income from the withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $14.0 million of previously deferred membership withdrawal income during the three months ended September 30, 2023 compared to $33.0 million of previously deferred membership withdrawal income during the same period in 2022 as part of our rate stabilization measures. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2023.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating expenses
Purchased power	$120,250	$128,202	$(7,952)	(6.2)%
Fuel	71,241	94,770	(23,529)	(24.8)%
Production	44,758	40,045	4,713	11.8%
Transmission	47,098	47,054	44	0.1%
General and administrative	19,663	18,658	1,005	5.4%
Depreciation, amortization and depletion	43,120	46,604	(3,484)	(7.5)%
Coal mining	3,834	1,814	2,020	111.4%
Other	2,345	2,288	57	2.5%
Total operating expenses	$352,309	$379,435	$(27,126)	(7.1)%

•Purchased power expense decreased primarily due to lower average prices of 16.6 percent during the three months ended September 30, 2023 compared to the same period in 2022, with an offsetting increase of 311,168 MWhs purchased during the three months ended September 30, 2023 compared to the same period in 2022. With short-term market prices being below our generating costs, more power was purchased in the market during the three months ended September 30, 2023, therefore, generation by our coal-fired generating facilities was lower during the same period.
•Fuel expense decreased primarily due to a decrease in average rate for natural gas of 54.9 percent, a decrease of 38,216 MWhs in generation by our natural gas-fired generating facilities, and a decrease of 530,782 MWhs in generation by our coal-fired generating facilities, partially offset by a higher average rate of 37.3 percent.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating revenues
Utility Member electric sales	$923,977	$931,257	$(7,280)	(0.8)%
Non-member electric sales	111,729	110,029	1,700	1.5%
Rate stabilization	36,862	58,295	(21,433)	(36.8)%
Provision for rate refunds	94	759	(665)	(87.6)%
Other	48,162	42,817	5,345	12.5%
Total operating revenues	1,120,824	1,143,157	$(22,333)	(2.0)%

Energy sales (in MWh):
Utility Member electric sales	12,526,839	12,585,009	(58,170)	(0.5)%
Non-member electric sales	1,228,853	1,469,305	(240,452)	(16.4)%
	13,755,692	14,054,314	(298,622)	(2.1)%

•We recognized $36.9 million of previously deferred membership withdrawal income during the nine months ended September 30, 2023 compared to $58.3 million of previously deferred non-member electric sales revenue during the same period in 2022. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2023.
•Other operating revenue increased primarily due to coal sales to third parties and the sale of excess intangible assets.

Operating Expenses
The following is a summary of the components of our operating expenses for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2023	2022	Amount	Percent
Operating expenses
Purchased power	316,356	321,240	$(4,884)	(1.5)%
Fuel	197,944	225,491	(27,547)	(12.2)%
Production	142,733	128,095	14,638	11.4%
Transmission	142,406	136,289	6,117	4.5%
General and administrative	61,738	57,824	3,914	6.8%
Depreciation, amortization and depletion	128,191	133,347	(5,156)	(3.9)%
Coal mining	9,603	7,189	2,414	33.6%
Other	11,057	50,626	(39,569)	(78.2)%
Total operating expenses	$1,010,028	$1,060,101	$(50,073)	(4.7)%

•Fuel expense decreased due to a decrease in average rate for natural gas of 46.4 percent, partially offset by an increase of 467,253 MWhs in generation by our natural gas-fired generating facilities, and a decrease of 1,432,462 MWhs in generation by our coal-fired generating facilities, partially offset by a higher average rate of 36.8 percent.
•Production expense increased due to higher maintenance expenses of $19.3 million for the nine months ended September 30, 2023 compared to the same period in 2022.
•Other operating expenses decreased primarily due to the recording of an additional environmental obligation of $44.9 million during the second quarter of 2022 related to revised cost estimates at New Horizon Mine. We anticipate FERC will accept, subject to refund, our Class A formula rate filing during the fourth quarter of 2023, at which time we intend to reverse the approximate $44 million of environmental obligation expense that was recorded in 2022.
Financial Condition as of September 30, 2023 Compared to December 31, 2022
The principal changes in our financial condition from December 31, 2022 to September 30, 2023 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $64.8 million, or 79.4 percent, to $146.4 million as of September 30, 2023 compared to $81.6 million as of December 31, 2022. The increase was due to capital expenditures of $113.5 million, primarily capital projects at Springerville Unit 3, migrating and upgrading software systems to hosted solutions and various transmission upgrade projects, partially offset by transfers to electric plant in service for completed projects of $48.6 million.
•Cash and cash equivalents increased $61.8 million, or 58.4 percent, to $167.7 million as of September 30, 2023 compared to $105.9 million as of December 31, 2022. The increase was primarily due to $300 million of Term SOFR rate loans under the 2022 Revolving Credit Agreement, a $150 million draw on the syndicated multiple advance term loan with CoBank and an increase in deposits associated with generator interconnection requests. These increases in cash and cash equivalents were partially offset by the pay down of all commercial paper in June 2023 and an increase in capital expenditures.
•Restricted cash and investments-current increased $16.8 million to $17.4 million as of September 30, 2023 compared to $0.6 million as of December 31, 2022. The increase was primarily due to $16.9 million that was deposited with our Master Indenture Trustee in September 2023 in advance of our October 1, 2023 debt service payments for the 2014 Private Placement and Moffat County Pollution Control Bonds. In accordance with our Master Indenture, we are required to fund the account one day prior to debt service payments.
•Coal inventory increased $16.9 million, or 48.7 percent, to $51.6 million as of September 30, 2023 compared to $34.7 million as of December 31, 2022. The increase was primarily due to receiving more coal than was consumed as a result of lower generation and maintenance outages at Craig Generating Station. Additionally, coal inventory increased at Springerville Unit 3 as delivery issues were resolved and inventory was returned to normal levels.

•Materials and supplies increased $9.5 million, or 10.2 percent, to $103.0 million as of September 30, 2023 compared to $93.5 million as of December 31, 2022. The increase was primarily due to the disruption in the global supply chain for the procurement and delivery of inventory-related items and generally higher prices to purchase these items.
Liabilities
•Long-term debt increased $69.3 million, or 2.4 percent, to $2.939 billion as of September 30, 2023 compared to $2.870 billion as of December 31, 2022 and current maturities of long-term debt increased $300.9 million, or 323.9 percent, to $393.8 million as of September 30, 2023 compared to $92.9 million as of December 31, 2022. The total increase of $370.2 million was primarily due to $300 million of Term SOFR rate loans under the 2022 Revolving Credit Agreement and a $150 million draw on the syndicated multiple advance term loan with CoBank. These debt issuances were used to support liquidity and capital projects.
•Short-term borrowings decreased $274.0 million to $100,000 as of September 30, 2023 compared to $274.1 million as of December 31, 2022. The decrease was due to the pay down of all commercial paper in June 2023, which was funded by $300 million of Term SOFR rate loans under the 2022 Revolving Credit Agreement. Additionally, in June 2023, we acquired land in the amount of $600,000. Of the total purchase, $100,000 is due within 12 months and is included in short-term borrowings and the remaining balance is payable in equal annual amounts to 2029 and is included in long-term debt.
•Regulatory liabilities decreased $37.2 million, or 74.5 percent, to $12.7 million as of September 30, 2023 compared to $49.9 million as of December 31, 2022. The decrease was primarily due to the recognition of $36.9 million of previously deferred membership withdrawal income.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2023, we had $167.7 million in cash and cash equivalents. Our committed credit arrangement as of September 30, 2023 is as follows (dollars in thousands):

	Authorized Amount		Available September 30, 2023
2022 Revolving Credit Agreement	$520,000	(1)	$220,000	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable at September 30, 2023 was $300 million which was dedicated to $300 million of Term SOFR loans under our 2022 Revolving Credit Agreement.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $220 million of the commercial paper back-up sublimit remained available as of September 30, 2023.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.125 percent as of September 30, 2023) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of September 30, 2023) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.125 percent as of September 30, 2023) based on our credit ratings.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of September 30, 2023, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of September 30, 2023, we had no commercial paper outstanding and $220 million available on the commercial paper back-up sublimit. See Note 7 to the Unaudited Consolidated Financial Statements in Item 1 for further information.

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
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating activities. Net cash provided by operating activities was $104.7 million for the nine months ended September 30, 2023 compared to $125.8 million for the same period in 2022, a decrease in net cash provided by operating activities of $21.1 million. The decrease in net cash provided by operating activities was impacted by the timing of payment of trade payables and accrued expenses, the timing of cash collected from Member accounts receivable and deposits related to interconnection customers.
Investing activities. Net cash used in investing activities was $117.0 million for the nine months ended September 30, 2023 compared to $88.6 million for the same period in 2022, an increase in net cash used in investing activities of $28.4 million. The increase in net cash used in investing activities was impacted by additional investments in utility plant and timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash provided by financing activities was $90.5 million for the nine months ended September 30, 2023 compared to net cash used in financing activities of $14.1 million for the same period in 2022, an increase in net cash provided by financing activities of $104.6 million. The increase in net cash provided by financing activities was primarily due to the issuance of $450 million of long-term debt to support liquidity and capital expenditures partially offset by a decrease in short-term borrowings for the nine months ended September 30, 2023 compared to the same period in 2022.
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
Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and our Revised Preferred Plan in conjunction with Phase I of our 2020 Electric Resource Plan approved by the COPUC, federal funding under the New ERA Program and other federal programs, Utility Member load growth or Utility Member withdraws, partial requirements, availability of necessary permits, regulatory changes, environmental requirements, construction delays and costs, supply chain issues, inflation, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
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

Air Quality
Transport Rule. In 2022, the EPA proposed a rule that would implement a Federal Implementation Plan to assure that states identified in the proposal would not significantly contribute to air quality in downwind states that are working to attain the 2015 8-hour ozone National Ambient Air Quality Standard. The final rule requires significant nitrogen oxide reductions and associated expenditures for selective catalytic reduction technology. Based on updated modeling that shows Wyoming would not contribute significantly to downwind states’ air quality issues, the EPA withdrew Wyoming from the applicability of the final rule, therefore Laramie River Station is unaffected. At the same time that the EPA finalized their transport rule, the EPA announced a further evaluation of emissions modeling for several states, including Arizona and Springerville Generating Station. The EPA is expected to finalized its further consideration of Arizona and other states by the end of 2023.
Water Quality
Waters of the United States. In May 2023, the United States Supreme Court ruled in Sackett v. Environmental Protection Agency to define waters of the United States and therefore waters that are subject to regulation under the Clean Water Act. The Supreme Court’s ruling decreases the jurisdictional reach under the Clean Water Act that may be claimed by EPA and the U.S. Army Corps of Engineers. Federal agencies issued a direct final rule, effective September 8, 2023, to align regulations with the ruling. Relatedly, Colorado initiated development of a state program to regulate dredge and fill activities in state waters. Until these state activities develop further, the impacts on us remain uncertain.
For further discussion regarding potential effects on our business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2022 and "Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2023.
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
We currently have contracts and other obligations that require adequate assurance of performance. These include organized markets contracts, power contracts, natural gas supply contracts and financial risk management contracts. Some of the contracts are directly tied to us maintaining investment grade credit ratings by S&P and Moody’s. We may enter into additional contracts which may contain adequate assurance requirements. If we are required to provide adequate assurances, it may impact our liquidity and the amount of adequate assurance required will be dependent on our credit ratings.
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

Tri-State Generation and Transmission Association, Inc.

Date: November 9, 2023	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 9, 2023		/s/ Patrick L. Bridges
Patrick L. Bridges
Senior Vice President/Chief Financial Officer (Principal Financial Officer)