Form 10-Q
period 2024-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2024-05-09
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
MPEI	Mountain Parks Electric, Inc.
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
NRPPD	Northwest Rural Public Power District
New ERA Program	U.S. Department of Agriculture's Empowering Rural America Program
OATT	Open Access Transmission Tariff
Phase I 2023 ERP	Phase I of our 2023 Electric Resource Plan filed with the COPUC
S&P	S & P Global Ratings
Salt River Project	Salt River Project Agricultural Improvement and Power District
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Property, plant and equipment
Electric plant
In service	$5,759,052	$5,722,679
Construction work in progress	159,604	163,954
Total electric plant	5,918,656	5,886,633
Less allowances for depreciation and amortization	(2,761,762)	(2,739,924)
Net electric plant	3,156,894	3,146,709
Other plant	950,834	952,318
Less allowances for depreciation, amortization and depletion	(720,332)	(711,896)
Net other plant	230,502	240,422
Total property, plant and equipment	3,387,396	3,387,131
Other assets and investments
Investments in other associations	185,724	187,684
Investments in and advances to coal mines	1,537	1,619
Restricted cash and investments	188	3,408
Other noncurrent assets	15,361	15,264
Total other assets and investments	202,810	207,975
Current assets
Cash and cash equivalents	110,400	106,005
Restricted cash and investments	20,357	605
Deposits and advances	77,913	37,455
Accounts receivable—Utility Members	94,392	101,394
Other accounts receivable	16,118	23,123
Coal inventory	57,958	54,979
Materials and supplies	108,452	106,893
Total current assets	485,590	430,454
Deferred charges
Regulatory assets	911,418	919,483
Prepayment—NRECA Retirement Security Plan	4,029	5,372
Other	44,952	36,121
Total deferred charges	960,399	960,976
Total assets	$5,036,195	$4,986,536
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$969,553	$984,581
Accumulated other comprehensive loss	(949)	(839)
Noncontrolling interest	126,945	134,269
Total equity	1,095,549	1,118,011
Long-term debt	2,741,491	2,896,506
Total capitalization	3,837,040	4,014,517
Current liabilities
Utility Member advances	12,952	14,333
Accounts payable	136,313	123,674
Short-term borrowings	272,962	184,305
Accrued expenses	33,774	39,268
Current asset retirement obligations	19,783	21,635
Accrued interest	43,469	24,549
Accrued property taxes	26,169	31,986
Current maturities of long-term debt	341,159	223,523
Total current liabilities	886,581	663,273
Deferred credits and other liabilities
Regulatory liabilities	2,199	2,317
Deferred income tax liability	15,223	15,223
Asset retirement and environmental reclamation obligations	201,912	195,566
Other	81,610	84,125
Total deferred credits and other liabilities	300,944	297,231
Accumulated postretirement benefit and postemployment obligations	11,630	11,515
Total equity and liabilities	$5,036,195	$4,986,536
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating revenues
Utility Member electric sales	$295,826	$292,176
Non-member electric sales	35,619	41,950
Rate stabilization	—	11,757
Provision for rate refunds	—	310
Other	20,104	17,858
	351,549	364,051

Operating expenses
Purchased power	93,070	100,825
Fuel	76,340	81,930
Production	42,126	43,552
Transmission	47,558	49,028
General and administrative	21,733	18,498
Depreciation, amortization and depletion	44,624	42,381
Coal mining	1,078	1,639
Other	2,950	6,295
	329,479	344,148

Operating margins	22,070	19,903

Other income
Interest	1,499	1,330
Capital credits from cooperatives	1,281	1,952
Other income	5,320	1,555
	8,100	4,837

Interest expense
Interest	44,326	40,764
Interest charged during construction	(1,832)	(983)
	42,494	39,781

Income tax expense	—	22

Net margins including noncontrolling interest	(12,324)	(15,063)
Net margin attributable to noncontrolling interest	(2,704)	(2,394)
Net margins attributable to the Association	$(15,028)	$(17,457)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net margins including noncontrolling interest	$(12,324)	$(15,063)
Other comprehensive loss:
Unrealized gain on securities available for sale	10	61
Amortization of prior service credit on postretirement benefit obligation included in net margin	(409)	(409)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	289	289
Other comprehensive loss	(110)	(59)

Comprehensive loss including noncontrolling interest	(12,434)	(15,122)
Net comprehensive income attributable to noncontrolling interest	(2,704)	(2,394)

Comprehensive loss attributable to the Association	$(15,138)	$(17,516)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Patronage capital equity at beginning of period	$984,581	$984,865

Net margins attributable to the Association	(15,028)	(17,457)
Patronage capital equity at end of period	969,553	967,408

Accumulated other comprehensive loss at beginning of period	(839)	(468)
Unrealized gain on securities available for sale	10	61
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(409)	(409)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	289	289
Accumulated other comprehensive loss at end of period	(949)	(527)

Noncontrolling interest at beginning of period	134,269	126,180

Net comprehensive income attributable to noncontrolling interest	2,704	2,394
Equity distribution to noncontrolling interest	(10,028)	(949)
Noncontrolling interest at end of period	126,945	127,625
Total equity at end of period	$1,095,549	$1,094,506
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net margins including noncontrolling interest	$(12,324)	$(15,063)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	44,624	42,381
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	620	551
Deposits associated with generator interconnection requests	1,880	1,840
Rate stabilization revenue	—	(11,757)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	2,042	1,348
Changes in operating assets and liabilities:
Accounts receivable	14,008	30,174
Coal inventory	(2,979)	764
Materials and supplies	(1,559)	(9,677)
Accounts payable and accrued expenses	(13,748)	(15,914)
Accrued interest	18,920	17,647
Accrued property taxes	(5,817)	(4,520)
Other	(11,396)	8,413
Net cash provided by operating activities	35,614	47,530

Investing activities
Purchases of plant	(47,993)	(33,945)
Sale of nonutility assets	3,061	—
Changes in deferred charges	(3,398)	(11,931)
Net cash used in investing activities	(48,330)	(45,876)

Financing activities
Changes in Member advances	(1,381)	(613)
Payments of long-term debt	(37,755)	(53,507)
Proceeds from issuance of long-term debt	—	100,000
Debt issuance costs	(8)	(515)
Change in short-term borrowings, net	88,556	(25,647)
Retirement of patronage capital	(5,214)	(5,446)
Equity distribution to noncontrolling interest	(10,028)	(949)
Other	(527)	(482)
Net cash provided by financing activities	33,643	12,841

Net increase in cash, cash equivalents and restricted cash and investments	20,927	14,495
Cash, cash equivalents and restricted cash and investments – beginning	110,018	110,682
Cash, cash equivalents and restricted cash and investments – ending	$130,945	$125,177

Supplemental cash flow information:
Cash paid for interest	$24,656	$22,519
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(439)	$(1,334)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. As of March 31, 2024, we had forty-two electric distribution member systems who are Class A members to which we provided electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members.
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

Our share in each jointly owned facility is as follows as of March 31, 2024 (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,510	$360,890	$—
MBPP - Laramie River Station	28.50%	535,241	348,326	6,319
Total		$927,751	$709,216	$6,319

Accounting Pronouncement - Not Yet Adopted
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Regulatory assets
Deferred income tax expense (1)	$15,223	$15,223
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	73,979	74,551
Acquisition costs – J.M. Shafer (3)	37,037	37,749
Acquisition costs – Colowyo Coal (4)	32,803	33,062
Deferred debt prepayment transaction costs (5)	104,260	106,417
Deferred Holcomb expansion impairment loss (6)	73,626	74,795
New Horizon Mine environmental obligation (7)	44,869	44,869
Unrecovered plant (8)	529,621	532,817
Total regulatory assets	911,418	919,483

Regulatory liabilities
Interest rate swap - realized gain (9) and other	1,736	1,854
Membership withdrawal (10)	463	463
Total regulatory liabilities	2,199	2,317
Net regulatory asset	$909,219	$917,166
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
(3)Represents acquisition costs related to our acquisition of an entity that owned J.M. Shafer Generating Station in December 2011. Acquisition costs are being amortized to depreciation, amortization and depletion expense in the amount of $2.8 million annually through the 25-year period ending in 2036 and recovered from our Utility Members through rates.
(4)Represents acquisition costs related to our acquisition of Colowyo Coal Company LP (“Colowyo Coal”) in December 2011. Acquisition costs are being amortized to depreciation, amortization and depletion expense in the amount of $1.0 million annually through the 44-year period ending in 2056 and recovered from our Utility Members through rates.
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
(7)Represents $44.9 million of New Horizon Mine environmental obligation expense that was recognized as a regulatory item in 2023. The regulatory asset for the deferred environmental obligation expense will be amortized to expense in the amount of $1.8 million annually over 25 years.
(8)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante, Rifle and Craig Generating Station Units 2 and 3. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045, which was the depreciable life of the Escalante Generating Station, and recovered from our Utility Members through rates. The annual amortization approximates the former annual Escalante Generating Station depreciation for the remaining life of the asset. The deferred impairment loss for Rifle Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates. We recognized the early retirement of Craig Generating Station Units 2 and 3 and concluded the impairment of incurred costs is probable of recovery through future rates. We recognized an impairment loss of $261.6 million and deferred the loss in accordance with accounting for rate regulation. The deferred impairment loss will be amortized to depreciation, amortization and depletion expense beginning in October 2028 through 2039 for Craig Generating Station Unit 2 and

January 2030 through 2043 for Craig Generating Station Unit 3. These amortization periods are the depreciable lives of Craig Generating Station Unit 2 and 3. The annual amortization is expected to approximate the former annual Craig Generation Station Unit 2 and 3 depreciation for the remaining life of the asset.
(9)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12–year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(10) Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. The deferred membership withdrawal income will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year used first.
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
Investments in other associations are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Basin Electric Power Cooperative	$135,652	$135,652
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,451	12,451
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	16,946	18,809
Other	5,621	5,718
Investments in other associations	$185,724	$187,684
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the three months ended March 31, 2024 or during 2023.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$110,400	$106,005
Restricted cash and investments - current	20,357	605
Restricted cash and investments - noncurrent	188	3,408
Cash, cash equivalents and restricted cash and investments	$130,945	$110,018

NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 12 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2024, we recognized $0.3 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable - Utility Members	$94,392	$101,394

Other accounts receivable - trade:
Non-member electric sales	4,092	9,657
Other	9,531	11,077
Total other accounts receivable - trade	13,623	20,734
Other accounts receivable - nontrade	2,495	2,389
Total other accounts receivable	$16,118	$23,123

Contract liabilities (unearned revenue)	$3,894	$4,159
NOTE 6 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2024	December 31, 2023
Preliminary surveys and investigations	$13,514	$12,845
Advances to operating agents of jointly owned facilities	6,148	2,750
Operating lease right-of-use assets	6,216	6,477
Other	19,074	14,049
Total other deferred charges	$44,952	$36,121
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

NOTE 7 – LONG-TERM DEBT
We have $2.7 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio ("DSR") requirement on an annual basis and an equity to capitalization ratio ("ECR") requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require us to transfer all cash to a special fund managed by the trustee of the Master Indenture.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of March 31, 2024, we had $247.1 million in availability (including $227 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Total debt	$3,099,679	$3,137,534
Less debt issuance costs	(19,111)	(19,723)
Less debt discounts	(8,605)	(8,678)
Plus debt premiums	10,687	10,896
Total debt adjusted for debt issuance costs, discounts and premiums	3,082,650	3,120,029
Less current maturities	(341,159)	(223,523)
Long-term debt	$2,741,491	$2,896,506
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
Short-term borrowings consisted of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Commercial paper outstanding, net of discounts	$272,862	$184,205
Short-term borrowings - other	$100	$100
Weighted average interest rate	5.49%	5.62%

As of March 31, 2024, we had $273 million commercial paper outstanding and $227 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 7 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Three Months Ended March 31, 2024
Obligations at beginning of period	$217,201
Liabilities incurred	3,456
Liabilities settled	(752)
Accretion expense	1,790
Total obligations at end of period	$221,695
Less current obligations at end of period	(19,783)
Long-term obligations at end of period	$201,912
The New Horizon Mine environmental remediation liability is $67.3 million as of March 31, 2024. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. In the fourth quarter of 2023, we reversed the $44.9 million of environmental obligation expense that was recorded in 2022 as a regulatory item to be amortized to expense over 25 years and recovered from our Utility Members through rates. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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

NOTE 10 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2024	December 31, 2023
Transmission easements	$17,949	$17,862
OATT deposits	29,707	27,872
Financial liabilities - reclamation	13,128	16,895
Customer deposits	12,079	12,091
Contract liabilities (unearned revenue) - noncurrent	2,998	3,125
Operating lease liabilities - noncurrent	1,312	1,396
Other	4,437	4,884
Total other deferred credits and other liabilities	$81,610	$84,125
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $26.8 million will be paid by us for these easements from 2024 through the individual easement terms ending between 2036 and 2040. The present values for the remaining easement payments were $17.9 million as of March 31, 2024 and December 31, 2023 which are recorded as other deferred credits and other liabilities.
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
NOTE 11 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of March 31, 2024, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.

The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2024
Postretirement medical benefit obligation at beginning of period	$924
Interest cost	14
Benefit payments (net of contributions by participants)	(90)
Postretirement medical benefit obligation at end of period	$848
Postemployment medical benefit obligation at end of period	243
Total postretirement and postemployment medical obligations at end of period	$1,091
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2024
Amounts included in accumulated other comprehensive income at beginning of period	$1,114
Amortization of prior service credit into other income	(409)
Amounts included in accumulated other comprehensive income at end of period	$705
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2024
Executive benefit restoration obligation at beginning of period	$10,158
Service cost	81
Interest cost	110
Executive benefit restoration at end of period	$10,349
Fair value of plan assets at beginning of period	$10,298
Actual return on plan assets	64
Fair value of plan assets at end of period	$10,362
Net liability recognized at end of period	$(13)
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2024
Accumulated other comprehensive loss at beginning of period	$(1,639)
Amortization of prior service cost into other income	289
Accumulated other comprehensive loss at end of period	$(1,350)

NOTE 12 – REVENUE
Revenue from Contracts with Customers
Our revenues are derived primarily from the sale of wholesale electric service to our Utility Members pursuant to long-term wholesale electric service contracts. Our contracts with our Utility Members extend through 2050.
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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Non-member electric sales:
Long-term contracts	$21,376	$11,215
Short-term contracts	14,243	30,735
Rate stabilization	—	11,757
Provision for rate refunds	—	310
Coal sales	1,643	1,079
Other	18,461	16,779
Total non-member electric sales and other operating revenue	$55,723	$71,875
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
NOTE 13 – INCOME TAXES
We are a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, we are allowed a tax exclusion for margins allocated as patronage capital. We utilize the liability method of accounting for income taxes which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. We adopted the normalization method January 1, 2020 pursuant to FERC regulation. Our subsidiaries not subject to FERC regulation continued to use a flow-through method for recognizing deferred income taxes whereby changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability, as approved by our Board. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payables that will be settled or received through future rate revenues.

Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included no income tax expense or benefit for the three months ended March 31, 2024 and an income tax expense of $22 thousand for the comparable period in 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA enacted many provisions intended to mitigate climate change by providing various sources of funding and tax credit incentives for investments designed to reduce greenhouse gas emissions. These provisions do not impact our current consolidated financial statements but could affect future financial statements due to the impact of such investments. These provisions are subject to regulations and other guidance to be released by the U.S. Department of the Treasury, the U.S. Department of Agriculture and other governmental agencies over time. We are monitoring developments and evaluating opportunities to utilize these incentives. In March 2024, we received an Invitation to Proceed from the U.S. Department of Agriculture to complete the New Empowering Rural America ("New ERA") Program Application. The New ERA Program implements the $9.7 billion funded in the IRA.
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
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.6 million for both the three months ended March 31, 2024 and 2023. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease. As of March 31, 2024, there were no arrangements accounted for as finance leases.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$9,061	$9,072
Less: Accumulated amortization	(2,845)	(2,595)
Net operating lease right-of-use assets	$6,216	$6,477

Operating lease liabilities - current	$(344)	$(371)
Operating lease liabilities - noncurrent	(1,312)	(1,396)
Total operating lease liabilities	$(1,656)	$(1,767)

Operating leases
Weighted average remaining lease term (years)	7.5	7.0
Weighted average discount rate	4.76%	4.68%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Year 1	$408
Year 2	209
Year 3	206
Year 4	509
Year 5	139
Thereafter	465
Total lease payments	$1,936
Less imputed interest	(280)
Total	$1,656
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $0.9 million for both the three months ended March 31, 2024 and 2023 are included in other operating revenue on our consolidated statements of operations.
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

	March 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,870	$10,361	$10,821	$10,298
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

	March 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$576	$559	$576	$530
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $81.0 million as of March 31, 2024 and $83.0 million as of December 31, 2023.
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

	March 31, 2024		December 31, 2023
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,099,679	$2,849,518	$3,137,534	$2,909,301
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

Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Net electric plant	$699,325	$703,859
Noncontrolling interest	126,945	134,269
Long-term debt	173,237	206,027
Accrued interest	1,999	5,968
Our consolidated statements of operations include the following Springerville Partnership expenses for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation, amortization and depletion	$4,534	$4,534
Interest	3,033	3,667
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
CTP Proceeding: Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. On September 1, 2021, we filed with FERC a modified contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in us and terminate its wholesale electric service contract. The tariff process includes requirements for a two-year notice and the payment to us of a contract termination payment. On October 29, 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent Federal Power Act ("FPA") section 206 proceeding to determine the justness and reasonableness of our modified methodology.
On April 29, 2022, both United Power, Inc. ("United Power") and Northwest Rural Public Power District ("NRPPD") provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date.
On December 19, 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology ("FERC December 19 Order"). On January 18, 2024, we, United Power, and others filed requests for rehearing with FERC of the FERC December 19 Order. Our request for rehearing included FERC's rejection of our lost revenue approach and also certain clarifications. On February 20, 2024, FERC issued a notice stating the parties' requests for rehearing were denied by operation of law, but FERC stated it will address the merits of the requests in a subsequent order. On March 28, 2024, we filed a petition for review of the FERC December 19 Order with the United States Court of Appeals for the Tenth Circuit ("10th Circuit Court of Appeals"), 24-9516. On April 8, 2024, United Power filed a petition for review of the FERC December 19 Order with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"), 24-1081. United Power, Mountain Parks Electric, Inc., NRPPD, and La Plata Electric Association, Inc. ("LPEA") have filed notices of interventions in our petition for review with the 10th Circuit Court of Appeals. On April 30, 2024, FERC filed a motion with the 10th Circuit Court of Appeals to hold the petition for review in abeyance until 75 days after FERC issues a further order on rehearing regarding the FERC December 19 Order. On May 2, 2024, FERC filed with the DC Circuit Court of Appeals a motion to transfer United Power's petition for review filed in the DC Circuit Court of Appeals to the 10th Circuit Court of Appeals.
On January 25, 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon the FERC December 19 Order. On March 29, 2024, FERC issued an order accepting our revised Rate Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. On April 12, 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's March 2024 order. FERC has not issued an order on our April 2024 revised Rate Schedule 281 so our January 2024 Rate Schedule 281 is currently on-file with FERC.
On May 1, 2024, United Power withdrew from membership in us and terminated its wholesale electric service contract with us pursuant to the Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement. United Power’s contract termination payment amount was $709 million. United Power paid us an exit fee in cash of $627 million, after a regulatory liabilities credit and United Power relinquishing its right to any patronage capital in us resulting in a discounted patronage capital credit of $82 million. Such amounts remain subject to true-up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. As provided in the Membership Withdrawal Agreement, United Power's exit fee is also subject to true-up in the event Rate Schedule 281 and the amount paid by United Power are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review filed by us and United Power. It is not possible to predict the outcome of this matter or whether we will be required to refund any amounts to United Power or if United Power will be required to pay us any additional amounts.
NRPPD did not comply with the Rate Schedule 281 on-file with FERC and made no contract termination payment to us. NRPPD’s wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. NRPPD’s April 29, 2022 notice of intent to withdraw is deemed null and void.
LPEA's La Plata County District Court Complaint. On November 10, 2023, LPEA filed a complaint with the La Plata County District Court, 2023CV30148, against us. The complaint alleges, among other things, that we have breached our Bylaws and our wholesale electric service contract with LPEA by failing to provide equitable terms and conditions for LPEA to withdraw from us and by violating the implied covenant of good faith and fair dealing. LPEA seeks a declaratory order that we have materially breached our Bylaws and our wholesale electric service contract and that LPEA is relieved from any further obligation to perform under those agreements, or in the alternative, damages from us for such alleged breach. On January 10, 2024, we filed a motion to dismiss stating that LPEA's claims are barred by federal preemption and the statute of limitations. The motion to dismiss is fully briefed and waiting for a court's ruling. It is not possible to predict the outcome of this matter, whether the litigation will be dismissed or whether we will incur any liability in connection with this matter, and in the event of liability, if any, the amount or type of damages, equitable relief or other legal relief that could be awarded or granted.
Basin Complaint: On January 12, 2024, Basin filed a complaint with the U.S. District Court District of North Dakota Eastern Division, 3:24-cv-00008-PDW-ARS, against us alleging that our filing of our Rate Schedule 281 with FERC on September 1, 2021 constitutes a breach of our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC"). The complaint provides that Basin will seek a preliminary and permanent injunction, along with specific performance, that would restrict us from allowing a Utility Member in the Eastern Interconnection from terminating its wholesale electric service contract with us early. On February 1, 2024, Basin filed with the court a motion for preliminary injunction that would enjoin us from disposing of our assets in the Eastern Interconnection in violation of our Basin Eastern WPC. Basin's preliminary injunction sought to preclude us from allowing a Utility Member in the Eastern Interconnection from terminating its wholesale electric service contract with us prior to the end of 2050. On February 15, 2024, we filed a response to Basin's motion. We disputed much of the merit of Basin's motion, but did not oppose the court granting a limited preliminary injunction. On February 28, 2024, NRPPD filed a motion to intervene in the case that was granted by the court. On March 6, 2024, NRPPD filed a response to Basin's motion seeking for the court to deny Basin’s motion for preliminary injunction. On April 24, 2024, the court denied Basin's motion for preliminary injunction. On May 2, 2024, Basin filed a notice with the court that it had voluntarily dismissed its complaint without prejudice.
NRPPD Compliant: On March 25, 2024, NRPPD filed a FPA section 206 proceeding with FERC, Docket No. EL24-93, against us and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 19 Order and the Basin Eastern WPC. In particular, NRPPD requests that FERC hold that NRPPD’s withdrawal from us is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. NRPPD further seeks refunds from us because Basin has allegedly overcharged us and thus NRPPD for sales of power and energy under the Basin Eastern WPC for Basin’s financial losses caused by Basin’s Urea facility. On March 28, 2024, Basin filed an answer opposing NRPPD’s request for fast-track processing and a motion for an extension of time to respond to NRPPD’s complaint. On April 5, 2024, FERC granted Basin’s request and entered a notice of extension of time with answers due May 8, 2024.
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
NOTE 18 – SUBSEQUENT EVENTS
In May 2024, the conditions for the effectiveness of a tolling agreement with a third party were satisfied that gives the third party the exclusive right to receive all capacity and electric energy through the operation of both units at our Knutson Generating Station. This arrangement began on May 1, 2024 and continues to December 31, 2027. This arrangement has been determined to be a lease, with us as lessor and the third party as lessee, as the third party has the right to direct the use of Knutson Generating Station by receiving all of the economic benefits of the facility, controls the fuel source provided to the facility and controls the dispatching of the electric energy from the facility.
In March 2024, we executed an asset purchase agreement to purchase the 145 MW Axial Basin Solar project being developed in northwestern Colorado located near the Colowyo Mine. In April 2024, we closed on the acquisition of Axial Basin Solar project, terminated the power purchase contract for this project and issued a notice to proceed with construction to the contractor. In April 2024, we executed an asset purchase agreement to purchase the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. We expect to close on the acquisition of Dolores Canyon Solar project in the second quarter of 2024. We are currently evaluating the impact of these agreements on our consolidated financial statements.

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
We are currently owned entirely by our forty-four Members. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. For our forty-one Class A members, we provide electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members, and therefore all our Utility Members are currently Class A members. We have three Non-Utility Members. Thirty-seven of our Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. We became regulated as a public utility under Part II of the FPA on September 3, 2019 when we admitted a Non-Utility Member, MIECO, Inc. (a non-governmental/non-electric cooperative entity), as a new Member/owner.
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
We sold 4.6 million MWhs for the three months ended March 31, 2024, of which 90.2 percent was to Utility Members. Total revenue from electric sales was $331.4 million for the three months ended March 31, 2024 of which 89.3 percent was from Utility Member sales. Our results for the three months ended March 31, 2024 were primarily impacted by mild weather conditions as well as lower market power prices.
•Non-member electric sales decreased $6.3 million, or 15.1 percent, primarily due to lower short-term market sales (in MWhs) and lower average prices.
•Rate stabilization was $11.8 million lower during the first quarter of 2024 compared to the same period in 2023 as we didn't recognize any of the remaining previously deferred membership withdrawal income during the three months ended March 31, 2024 compared to $11.8 million during the same period in 2023 as part of our rate stabilization measures.
•Purchased power expense decreased $7.8 million, or 7.7 percent, primarily due to lower average prices of power.
•Fuel expense decreased $5.6 million, or 6.8 percent, primarily due to lower market prices which allowed us, particularly in the energy imbalance markets, to purchase energy below our production costs.
Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 41 Utility Members extend through 2050. We had a wholesale electric service contract with United Power that extended through 2050 (which constituted approximately 19.7 percent of our revenue from Utility Member sales for the three months ended March 31, 2024). United Power withdrew from membership in us on May 1, 2024 and its wholesale electric service contract was terminated. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of March 31, 2024 and removing any projects related to United Power, 20 Utility Members have enrolled in this program with capacity totaling approximately 96 MWs of which 89 MWs are in operation.

We have presented to our Utility Members and received feedback on alternatives for an increased amount of self-supply in addition to the 5 percent self-supply provision of our wholesale electric services contracts. The alternative that emerged through our collaboration with our Utility Members is known as the Bring Your Own Resource Program, which is designed to provide our Utility Members with the flexibility to build, own or contract for power supply projects. Under the Bring Your Own Resource Program, Utility Members interested in participating in the program will propose projects that they will own or control and that do not exceed 40 percent of their 2022 peak load during our peak period and which projects will not have an adverse impact on our reliability, overall system costs or compliance with environmental objectives. We are developing a tariff describing the parameters of the Bring Your Own Resource Program that is expected to be filed with FERC in the second quarter of 2024. If the tariff is accepted by FERC, the Bring Your Own Resource Program cycle for the first proposal, evaluation and implementation steps is expected to begin in the third quarter of 2024 and conclude in the first quarter of 2025. For a Utility Member to participate in the Bring Your Own Resource Program, a Utility Member will enter into an agreement with us for us to purchase the output of the Bring Your Own Resource Program project and that output will be deemed to serve the Utility Member’s load.
Member Withdrawals and Relationship with Members
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In September 2021, we filed with FERC a modified contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in us and terminate its wholesale electric service contract. The tariff process includes requirements for a two-year notice and the payment to us of a contract termination payment. In October 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology.
In December 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology. In January 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon FERC's order. The revised Rate Schedule 281 based upon FERC's adopted balance sheet approach uses our FERC financials and distinguishes between Utility Members served on the Western and Eastern Interconnection. In March 2024, FERC issued an order accepting our revised Rate Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. In April 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's March 2024 order. FERC has not issued an order on our April 2024 revised Rate Schedule 281 so our January 2024 Rate Schedule 281 is currently on-file with FERC. For further information on the methodology see “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2023. See also Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
On April 29, 2022, both United Power and NRPPD provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date. In January 2023, MPEI provided us a notice to withdraw from membership in us, with a February 1, 2025 withdrawal effective date. In March 2024, LPEA provided us a notice to withdraw from membership in us, with an April 1, 2026 withdrawal effective date.
On May 1, 2024, United Power withdrew from membership in us and terminated its wholesale electric service contract with us pursuant to the Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement. United Power’s contract termination payment amount was $709 million. United Power paid us an exit fee in cash of $627 million, after a regulatory liabilities credit and United Power relinquishing its right to any patronage capital in us resulting in a discounted patronage capital credit of $82 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. On May 8, 2024, we also sold to United Power certain assets for $75 million that were primarily used to serve United Power's load after our receipt of approval from FERC on May 1, 2024.
NRPPD did not comply with the Rate Schedule 281 on-file with FERC and made no contract termination payment to us. NRPPD’s wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. NRPPD’s April 29, 2022 notice of intent to withdraw is deemed null and void. Contrary to FERC’s March 2024 order on our revised Rate Schedule 281 compliance filing, NRPPD has asserted there is no FERC-accepted Rate Schedule 281 on file with FERC and no contract termination payment is payable by NRPPD as the parties await further orders from FERC. NRPPD is disputing our position that their wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us.
MPEI’s and LPEA’s estimated contract termination payments based upon our April 2024 revised Rate Schedule 281 are $77.9 million and $209.6 million, respectively, prior to any reduction for discounted patronage capital or regulatory liabilities credit, if applicable. These estimated contract termination payments do not include their respective pro rata share of our power purchase obligations in the Western Interconnection and potential adjustments related to the prior withdrawal of United Power. MPEI and LPEA comprised 8.7 percent of our Utility Member revenue and 7.3 percent of our operating revenue for the three months ended March 31, 2024.
The contract termination payments for United Power, MPEI, and LPEA are subject to review and modification through proceedings currently pending with FERC and petitions for review filed in the federal courts. See Note 17 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Although there is no certainty that MPEI and LPEA will pay their respective contract termination payment required upon withdrawal and withdraw as they have asserted, if these Utility Members pay and withdraw, it will reduce our Utility Members' electric sales revenue and the amount of energy sold to our Utility Members. We expect the receipt of the contract termination payments from United Power, MPEI, and LPEA to assist in mitigating the impacts of decreased Utility Members electric sales revenue. We expect to defer some or all of the contract termination payments received as a regulatory liability and recognize as revenue in future period or periods to offset the revenue otherwise recoverable from Utility Members.
In addition, as part of mitigating the impacts, we expect our non-member electric sales revenue and the amount of energy sold to non-members to increase significantly. In anticipation of Utility Member withdrawals, we have entered into with third parties multiple power sales contracts for up to 260 MWs and a tolling agreement for our two 70 MW units at the Knutson Generating Station for the sale of excess capacity and energy, with certain transactions that started on May 1, 2024. Our Phase I 2023 ERP also assumed United Power and MPEI will withdraw resulting in a decreased need for additional resources and costs as we transition to a cleaner energy portfolio and reduce our greenhouse gas emissions. However, there is no certainty that our mitigation steps or the contract termination payments will mitigate the full amount of the loss of Utility Member electric sales revenue. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” and "RISK FACTORS - Members and Regulatory Risks" in our annual report on Form 10-K for the year ended December 31, 2023.
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
Responsible Energy Plan and Colorado Electric Resource Plan and New Era Program
Responsible Energy Plan
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
For further information regarding our Responsible Energy Plan, see “Item 1 – BUSINESS — MEMBERS – Responsible Energy Plan” in our annual report on Form 10-K for the year ended December 31, 2023.
Colorado Electric Resource Plan
In December 2023, we filed our Phase I 2023 ERP with the COPUC, which contained our preferred plan and submitted a filing in April 2024 affirming the preferred plan. Our preferred plan is the IRA scenario, which brings online 1,540 MWs of new resources during the resource acquisition period of 2026-2031, if we are awarded federal funding to support generation additions and provide stranded asset relief under the New ERA Program funding opportunity. Our preferred plan enables us to take advantage of direct pay of federal tax benefits for renewable and storage resources by increasing our owned resources. Our preferred plan retires Craig Station Unit 3 by January 1, 2028 and, if we receive New ERA Program funding and reach agreements with the applicable parties, our preferred plan retires Springerville Unit 3 by September 15, 2031. These shifts in our generation portfolio included in our preferred plan over the coming years are expected to result in an 89 percent greenhouse gas emissions reduction for our wholesale electricity sales in Colorado in 2030, with respect to a verified 2005 baseline. This emissions reduction exceeds the emissions reduction target of 80 percent in 2030 identified in our January 2022 settlement agreement related to Phase I of our 2020 Electric Resource Plan. For further information, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2023.
New ERA Program
In September 2023, we submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New ERA Program. The details of the portfolio proposed in our Letter of Interest are a result of resource and financial modeling performed in connection with our preferred IRA scenario as part of our Phase I 2023 ERP. Our Letter of Interest expands and further supports our implementation of Responsible Energy Plan. In March 2024, we received an Invitation to Proceed from the U.S. Department of Agriculture to complete the New ERA Program Application. The New ERA Program implements the $9.7 billion funded in the Inflation Reduction Act of 2022.
Other Recent Developments
In March 2024, we executed an asset purchase agreement to purchase the 145 MW Axial Basin Solar project being developed in northwestern Colorado located near the Colowyo Mine. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In April 2024, we closed on the acquisition of Axial Basin Solar project, terminated the power purchase contract for this project, and issued a notice to proceed with construction to the contractor.
In April 2024, we executed an asset purchase agreement to purchase the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. We expect to close on the acquisition of Dolores Canyon Solar project in the second quarter of 2024. Upon closing, we also expect to terminate the power purchase contract for this project and issue a notice to proceed with construction to the contractor. Both projects are expected to achieve commercial operation in 2025. We also expect to take advantage of direct pay of federal tax benefits as provided in the Inflation Reduction Act of 2022 for both projects.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of March 31, 2024, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2023.
Factors Affecting Results
Master Indenture
As of March 31, 2024, we had approximately $2.9 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. As of December 31, 2023, our DSR was 1.20 and our ECR was 24.0 percent. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of March 31, 2024, we have retired approximately $523.6 million of patronage capital to our Members.

Pursuant to our Board Policy for Financial Goals and Capital Credits, we have historically set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. Our Board Policy for Financial Goals and Capital Credits, approved in 2023 in connection with our Board’s approval of a revised Class A rate schedule that uses a formula rate, includes three financial ratio goals for which we will set rates based upon an annual budget and true-up from the actual results of the previous fiscal year. The three financial goals are: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to us in each fiscal year of at least $20 million. Our Board approved rates to our Utility Members to achieve a DSR and ECR in excess of the requirements under our Master Indenture, including a DSR of approximately 1.34 largely driven by a minimum net margin attributable to us of at least $20 million for 2024. Based on our 2024 budget, we have forecasted the recognition of deferred membership withdrawal income during 2024.
Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Members' rates, transmission service, and our market based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market-based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. On August 2, 2021, FERC approved our settlement agreement related to our Utility Members' stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) on March 1, 2022 until the date a new Class A wholesale rate schedule goes into effect. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in our annual report on Form 10-K for the year ended December 31, 2023.
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from wholesale electric power sales to our non-member purchasers is primarily pursuant to our market-based rate authority.
Revenues from electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC that is a stated rate. Our current Class A rate schedule (A-40) for electric power sales to our Utility Members consist of three billing components: an energy rate and two demand rates. Utility Members' rates for energy and demand are set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Utility Members. Energy is the physical electricity delivered to our Utility Members. The energy rate was billed based upon a price per kWh of physical energy delivered and the two demand rates (a generation demand and a transmission/delivery demand) were both billed based on the Utility Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period from noon to 10:00 pm daily, Monday through Saturday, with the exception of six holidays.
As part of the settlement agreement for our Utility Members' stated rate, we agreed to file a new Class A rate schedule with FERC before September 1, 2023. We established a rate design committee to oversee the development of the new rate. In June 2023, we filed with FERC the new Class A rate schedule (A-41) that uses a formula rate and requested for the new rate to take effect on January 1, 2024 and included a 6.3 percent rate increase. In March 2024, FERC rejected our Class A formula rate resulting in our Class A rate schedule (A-40) remaining in effect. FERC's rejection related to unbundling of rate components for ancillary services on our bills to our Utility Members and allocation of costs across the Eastern and Western Interconnection. FERC's reject was not related to our ability to recover costs, including our rate increase. We expect to file a revised Class A rate schedule that uses a formula rate with FERC in the second quarter of 2024.
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
Impacts of Supply Chain and Inflation
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing shortages of critical items and longer lead-times on the procurement of certain materials and equipment. Supply chain disruptions and inflation have contributed to higher prices for materials and equipment. We continue to monitor potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2024	2023	Amount	Percent
Operating revenues
Utility Member electric sales	$295,826	$292,176	$3,650	1.2%
Non-member electric sales	35,619	41,950	(6,331)	(15.1)%
Rate stabilization	—	11,757	(11,757)	(100.0)%
Provision for rate refunds	—	310	(310)	(100.0)%
Other	20,104	17,858	2,246	12.6%
Total operating revenues	$351,549	$364,051	$(12,502)	(3.4)%

Energy sales (in MWh):
Utility Member electric sales	4,172,191	4,095,442	76,749	1.9%
Non-member electric sales	452,773	410,994	41,779	10.2%
	4,624,964	4,506,436	118,528	2.6%

•Non-member electric sales revenue decreased primarily due to lower short-term market sales and lower average prices. Short-term market sales decreased 94,941 MWhs, or 28.9 percent, to 233,843 MWhs for the three months ended March 31, 2024 compared to 328,784 MWhs for the same period in 2023, and average short-term market prices decreased 34.8 percent for the three months ended March 31, 2024 compared to the same period in 2023. Long-term sales increased 136,720 MWhs, or 166.3 percent, to 218,930 MWhs for the three months ended March 31, 2024 compared to 82,210 MWhs for the same period in 2023. While long-term sales in MWhs increased primarily due to new power sales contracts, average prices decreased 28.4 percent for the three months ended March 31, 2024 compared to the same period in 2023.
•Rate stabilization represents recognition of income from the withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We didn't recognize any of the remaining $463,000 of previously deferred membership withdrawal income during the three months ended March 31, 2024 compared to $11.8 million during the same period in 2023 as part of our rate stabilization measures.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2024	2023	Amount	Percent
Operating expenses
Purchased power	$93,070	$100,825	$(7,755)	(7.7)%
Fuel	76,340	81,930	(5,590)	(6.8)%
Production	42,126	43,552	(1,426)	(3.3)%
Transmission	47,558	49,028	(1,470)	(3.0)%
General and administrative	21,733	18,498	3,235	17.5%
Depreciation, amortization and depletion	44,624	42,381	2,243	5.3%
Coal mining	1,078	1,639	(561)	(34.2)%
Other	2,950	6,295	(3,345)	(53.1)%
Total operating expenses	$329,479	$344,148	$(14,669)	(4.3)%

•Purchased power expense decreased primarily due to lower average power prices of 24.6 percent during the three months ended March 31, 2024 compared to the same period in 2023, partially offset by an increase of 496,365 MWhs purchased during the three months ended March 31, 2024 compared to the same period in 2023.
•Fuel expense decreased primarily due to a decrease of 304,363 MWhs in generation by our coal-fired generating facilities and a decrease of 97,165 MWhs in generation by our natural gas-fired generating facilities, partially offset by a higher average rate for natural gas of 6.0 percent during the three months ended March 31, 2024 compared to the same period in 2023.
•General and administrative expense increased primarily due to higher depreciation expense related to depreciation that began in 2024 related to capitalized software costs and an overall increase in expenses related to general and administration labor and benefits, partially offset by lower outside professional services during the three months ended March 31, 2024 compared to the same period in 2023.
Financial Condition as of March 31, 2024 Compared to December 31, 2023
The principal changes in our financial condition from December 31, 2023 to March 31, 2024 were due to increases and decreases in the following:
Assets
•Restricted cash and investments-current increased $19.8 million to $20.4 million as of March 31, 2024 compared to $0.6 million as of December 31, 2023. The increase was primarily due to $16.8 million that was deposited with our Master Indenture trustee in March 2024 in advance of our April 1, 2024 debt service payments for the First Mortgage Obligations, Series 2014B and Moffat County Pollution Control Bonds. In accordance with our Master Indenture, we are required to fund the account one day prior to debt service payments.
•Deposits and advances increased $40.4 million to $77.9 million as of March 31, 2024 compared to $37.5 million as of December 31, 2023. The increase was primarily due to migrating and upgrading software solutions to hosted solutions and prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.
Liabilities
•Short-term borrowings increased $88.7 million to $273.0 million as of March 31, 2024 compared to $184.3 million as of December 31, 2023. The increase was due to commercial paper activity related to working capital needs and capital expenditures.
•Accrued interest increase $19.0 million, or 77.1 percent, to $43.5 million as of March 31, 2024 compared to $24.5 million as of December 31, 2023. The increase was primarily due to accrual for interest due in future periods of $43.7 million partially offset by interest payments of $24.7 million.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of March 31, 2024, we had $110.4 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2024 is as follows (dollars in thousands):

	Authorized Amount		Available March 31, 2024
2022 Revolving Credit Agreement	$520,000	(1)	$247,138	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable at March 31, 2024 was $273 million which was dedicated to support outstanding commercial paper.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $227 million of the commercial paper back-up sublimit remained available as of March 31, 2024.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of March 31, 2024) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of March 31, 2024) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of March 31, 2024, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of March 31, 2024, we had $273 commercial paper outstanding and $227 million available on the commercial paper back-up sublimit. See Note 7 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, our commercial paper program, the 2022 Revolving Credit Agreement, and contract termination payments from withdrawing Utility Members.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating activities. Net cash provided by operating activities was $47.9 million for the three months ended March 31, 2024 compared to $124.4 million for the same period in 2023, a decrease in net cash provided by operating activities of $76.5 million. The decrease in net cash provided by operating activities was impacted by the timing of cash collected from Member accounts receivable, payment of trade payables and accrued expenses and prepayments of annual insurance.
Investing activities. Net cash used in investing activities was $48.3 million for the three months ended March 31, 2024 compared to $175.1 million for the same period in 2023, a decrease in net cash used in investing activities of $126.8 million. The decrease in net cash used in investing activities was impacted by additional investments in utility plant and timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project.
Financing activities. Net cash provided by financing activities was $33.6 million for the three months ended March 31, 2024 compared to $50.0 million for the same period in 2023, a decrease in net cash provided by financing activities of $16.4 million. The decrease in net cash provided by financing activities was primarily due to an increase in short-term borrowings for the three months ended March 31, 2024 compared to the same period in 2023 to fund working capital needs and capital expenditures.
Capital Expenditures
We forecast our capital expenditures annually as part of our long-term planning. We regularly review these projections to update our calculations to reflect changes in our future plans, facility closures, facility costs, market factors and other items affecting our forecasts. After taking into account our our preferred IRA scenario as part of our Phase I 2023 ERP, in the years 2024 through 2028, we forecast that we may invest approximately $2.60 billion in new facilities and upgrades to our existing facilities. Our investment forecast for new facilities and upgrades to existing facilities by capital expenditure category is as follows (dollars in thousands):

	2024	2025	2026	2027	2028	Total
Generation	$207,167	$604,395	$227,450	$257,847	$356,066	$1,652,925
Transmission	144,837	197,608	133,438	158,825	147,384	782,092
General Plant	52,071	27,708	31,654	28,211	28,046	167,690
Total Capital Expenditures	$404,075	$829,711	$392,542	$444,883	$531,496	$2,602,707
Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and our Phase I 2023 ERP, receipt of New ERA Program funding and other federal programs, Utility Member load growth or Utility Member withdraws, Bring Your Own Resource Program, availability of necessary permits, regulatory changes, environmental requirements, construction delays and costs, supply chain issues, inflation, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
Capital projects include several transmission projects to improve reliability and load-serving capability throughout our service area.
Changing Environmental Regulations
We are subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality, and other environmental matters. These environmental laws, rules and regulations are complex and change frequently. Following are updates on recent developments that may impact us:
Air Quality
Mercury and other Hazardous Air Pollutants. In April 2024, the EPA announced final revisions to the National Emission Standards for Hazardous Air Pollutants for coal- and oil-fired electric utility steam generating units pursuant to EPA’s risk and technology review as required by Section 112 of the Clean Air Act. EPA finalized a more stringent emission limit for particulate matter, as a surrogate for non-mercury metals, and requirements for installations of particulate matter continuous emissions monitoring systems. We will continue to ensure compliance with the applicable particulate matter emission limit and will begin to assess options related to continuous emission monitoring equipment for particulate matter.
Greenhouse Gas Regulation. In April 2024, the EPA announced a final rule regarding emission guidelines for carbon dioxide from certain existing electric generating units under Section 111(d) of the Clean Air Act and certain new electric generating units under Section 111(b) of the Clean Air Act. EPA finalized a matrix of emission requirements that depend on a given unit’s fuel type, generating capacity, capacity factor, and years of continued operation. Due to applicability thresholds and previously announced retirement dates of our generating facilities, this particular rule does not, or likely will not, affect most of our generating facilities. However, if not overturned, the rule will drive important decision-making about future operation of and investment in Laramie River Generating Station.
Colorado Greenhouse Gas Fees. In February 2024, the Colorado Air Quality Control Commission adopted state regulatory revisions enabling the Colorado Department of Public Health and Environment to collect fees from certain greenhouse gas-emitting sources. Such fees will begin to be assessed in 2024. Due to the methodology applied, the 2024 invoice for these fees is estimated to exceed $600,000, with substantial increases in future years above $1,000,000 annually for several years.
Other Environmental Matters
Coal Ash Regulation. In April 2024, the EPA announced a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. We are analyzing the final rule for possible effects on our operations.
For further discussion regarding potential effects on our business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2023.
Rating Triggers
Our current senior secured ratings are “Baa1 (stable outlook)” by Moody’s, “BBB (negative outlook)” by S&P, and “BBB+ (negative outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Controls
There were no changes that occurred during the first quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In 2024, due to migrating and upgrading software solutions to hosted solutions later in 2024, we expect changes to our internal control over financial reporting.
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
Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Todd E. Telesz (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Todd E. Telesz (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: May 9, 2024	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: May 9, 2024		/s/ Todd E. Telesz
Todd E. Telesz
Senior Vice President/Chief Financial Officer (Principal Financial Officer)