Form 10-Q
period 2024-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2024-08-08
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
FOR THE QUARTER ENDED JUNE 30, 2024

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Property, plant and equipment
Electric plant
In service	$5,673,803	$5,722,679
Construction work in progress	256,301	163,954
Total electric plant	5,930,104	5,886,633
Less allowances for depreciation and amortization	(2,772,281)	(2,739,924)
Net electric plant	3,157,823	3,146,709
Other plant	950,982	952,318
Less allowances for depreciation, amortization and depletion	(726,882)	(711,896)
Net other plant	224,100	240,422
Total property, plant and equipment	3,381,923	3,387,131
Other assets and investments
Investments in other associations	185,673	187,684
Investments in and advances to coal mines	1,715	1,619
Restricted cash and investments	172,252	3,408
Other noncurrent assets	14,579	15,264
Total other assets and investments	374,219	207,975
Current assets
Cash and cash equivalents	110,498	106,005
Restricted cash and investments	697	605
Short-term investments	95,000	—
Deposits and advances	79,102	37,455
Accounts receivable—Utility Members	93,883	101,394
Other accounts receivable	27,446	23,123
Coal inventory	71,083	54,979
Materials and supplies	110,450	106,893
Total current assets	588,159	430,454
Deferred charges
Regulatory assets	903,354	919,483
Prepayment—NRECA Retirement Security Plan	2,686	5,372
Other	56,579	36,121
Total deferred charges	962,619	960,976
Total assets	$5,306,920	$4,986,536
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$887,861	$984,581
Accumulated other comprehensive loss	(801)	(839)
Noncontrolling interest	129,738	134,269
Total equity	1,016,798	1,118,011
Long-term debt	2,706,512	2,896,506
Total capitalization	3,723,310	4,014,517
Current liabilities
Utility Member advances	10,656	14,333
Accounts payable	151,507	123,674
Short-term borrowings	116,101	184,305
Accrued expenses	34,317	39,268
Current asset retirement obligations	18,822	21,635
Accrued interest	22,545	24,549
Accrued property taxes	20,437	31,986
Current maturities of long-term debt	191,729	223,523
Total current liabilities	566,114	663,273
Deferred credits and other liabilities
Regulatory liabilities	693,835	2,317
Deferred income tax liability	15,223	15,223
Asset retirement and environmental reclamation obligations	202,982	195,566
Other	94,623	84,125
Total deferred credits and other liabilities	1,006,663	297,231
Accumulated postretirement benefit and postemployment obligations	10,833	11,515
Total equity and liabilities	$5,306,920	$4,986,536
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Utility Member electric sales	$258,286	$274,225	$554,112	$566,401
Non-member electric sales	38,768	18,486	74,387	60,436
Rate stabilization	16,901	11,064	16,901	22,821
Provision for rate refunds	—	(6)	—	304
Other	23,544	14,686	43,648	32,544
	337,499	318,455	689,048	682,506

Operating expenses
Purchased power	98,840	95,281	191,910	196,106
Fuel	32,208	44,773	108,548	126,703
Production	47,057	54,423	89,183	97,975
Transmission	44,964	46,280	92,522	95,308
General and administrative	23,830	23,577	45,563	42,075
Depreciation, amortization and depletion	44,152	42,690	88,776	85,071
Coal mining	1,027	4,130	2,105	5,769
Other	3,250	2,417	6,200	8,712
	295,328	313,571	624,807	657,719

Operating margins	42,171	4,884	64,241	24,787

Other income
Interest	4,941	1,480	6,440	2,810
Capital credits from cooperatives	—	6	1,281	1,958
Other income	(1,197)	487	4,123	2,042
	3,744	1,973	11,844	6,810

Interest expense
Interest	45,379	42,602	89,705	83,366
Interest charged during construction	(2,765)	(1,107)	(4,597)	(2,090)
	42,614	41,495	85,108	81,276

Income tax expense	—	23	—	45

Net margins including noncontrolling interest	3,301	(34,661)	(9,023)	(49,724)
Net margin attributable to noncontrolling interest	(2,793)	(2,524)	(5,497)	(4,918)
Net margins attributable to the Association	$508	$(37,185)	$(14,520)	$(54,642)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net margins including noncontrolling interest	$3,301	$(34,661)	$(9,023)	$(49,724)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	55	(45)	65	16
Amortization of prior service credit on postretirement benefit obligation included in net margin	(127)	(410)	(536)	(819)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	220	289	509	578
Other comprehensive income (loss)	148	(166)	38	(225)

Comprehensive income (loss) including noncontrolling interest	3,449	(34,827)	(8,985)	(49,949)
Net comprehensive income attributable to noncontrolling interest	(2,793)	(2,524)	(5,497)	(4,918)

Comprehensive income (loss) attributable to the Association	$656	$(37,351)	$(14,482)	$(54,867)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Patronage capital equity at beginning of period	$969,553	$967,408	$984,581	$984,865

Net margins attributable to the Association	508	(37,185)	(14,520)	(54,642)
Retirement of patronage capital	(82,200)	—	(82,200)	—
Patronage capital equity at end of period	887,861	930,223	887,861	930,223

Accumulated other comprehensive loss at beginning of period	(949)	(527)	(839)	(468)
Unrealized gain on securities available for sale	55	(45)	65	16
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(127)	(410)	(536)	(819)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	220	289	509	578
Accumulated other comprehensive loss at end of period	(801)	(693)	(801)	(693)

Noncontrolling interest at beginning of period	126,945	127,625	134,269	126,180

Net comprehensive income attributable to noncontrolling interest	2,793	2,524	5,497	4,918
Equity distribution to noncontrolling interest	—	—	(10,028)	(949)
Noncontrolling interest at end of period	129,738	130,149	129,738	130,149
Total equity at end of period	$1,016,798	$1,059,679	$1,016,798	$1,059,679
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net margins including noncontrolling interest	$(9,023)	$(49,724)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	88,776	85,071
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,462	1,178
Deposits associated with generator interconnection requests	9,932	11,127
Rate stabilization revenue	(16,901)	(22,821)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,914	1,466
Changes in operating assets and liabilities:
Accounts receivable	3,188	24,901
Coal inventory	(16,105)	(9,711)
Materials and supplies	(3,557)	(10,505)
Accounts payable and accrued expenses	(527)	(15,617)
Accrued interest	(2,004)	(2,479)
Accrued property taxes	(11,548)	(15,134)
Deferred membership withdrawal	709,395	—
Other	(14,101)	6,459
Net cash provided by operating activities	743,587	6,897

Investing activities
Purchases of plant	(155,210)	(80,920)
Sale of electric plant	75,000	—
Sale of non-utility assets	3,136	—
Purchase of investments	(95,000)	—
Changes in deferred charges	(5,245)	443
Net cash used in investing activities	(177,319)	(80,477)

Financing activities
Changes in Member advances	(3,677)	(272)
Payments of long-term debt	(222,881)	(69,005)
Proceeds from issuance of long-term debt	—	450,000
Debt issuance costs	(8)	(605)
Change in short-term borrowings, net	(68,304)	(273,502)
Retirement of patronage capital	(87,414)	(5,446)
Equity distribution to noncontrolling interest	(10,028)	(949)
Other	(527)	(482)
Net cash provided by (used in) financing activities	(392,839)	99,739

Net increase in cash, cash equivalents and restricted cash and investments	173,429	26,159
Cash, cash equivalents and restricted cash and investments – beginning	110,018	110,682
Cash, cash equivalents and restricted cash and investments – ending	$283,447	$136,841

Supplemental cash flow information:
Cash paid for interest	$86,937	$83,477
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(2,769)	$(1,169)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-one electric distribution member systems who are Class A members to which we provided electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate (A-40) to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. On July 30, 2024, FERC issued an order accepting our A-41 formula rate to our Class A members, effective August 1, 2024, subject to refund. FERC further set our A-41 rate filing for settlement and hearing procedures and confirmed our accounting treatment, including amortization, and creation of regulatory assets for Escalante Generating Station, Rifle Generating Station, Craig Generating Station Units 2 and 3 and the New Horizon Mine environmental obligation. However, FERC did not currently authorize us to recover the regulatory assets that represent acquisition costs/goodwill for J.M Shafer Generating Station and Colowyo Coal Company LP (“Colowyo Coal”), with an aggregate balance of $68.9 million as of June 30, 2024. These costs were on our books prior to us becoming subject to FERC's jurisdiction. FERC stated in its order accepting our A-41 rate schedule that we did not request express authorization to recover acquisition costs including goodwill in our rates. We are evaluating next steps regarding these costs.
On May 1, 2024, United Power, Inc. (“United Power") withdrew from membership in us and terminated its wholesale electric service contract with us pursuant to Rate Schedule 281 (contract termination payment methodology) on-file with FERC and a Membership Withdrawal Agreement with United Power. United Power’s contract termination payment amount was $709.4 million. United Power paid us an exit fee in cash of $627.2 million, after a regulatory liabilities credit and United Power relinquishing its right to any patronage capital in us resulting in a discounted patronage capital credit of $82.2 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. On May 8, 2024, we also sold to United Power certain assets for $75.0 million that were primarily used to serve United Power's load after our receipt of approval from FERC on May 1, 2024. Of the total contract termination payment, $530.1 million was membership withdrawal that was deferred as a regulatory liability. The remaining $179.3 million of United Power's contract termination payment related to a transmission credit for the portion of transmission debt allocated to United Power that was deferred as required by FERC's order on our Rate Schedule 281. For the fiscal year 2023 and the six months ended June 30, 2024, United Power constituted 19.7 percent and 13.7 percent, respectively, of our revenue from our Utility Member sales.
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Regulatory assets
Deferred income tax expense (1)	$15,223	$15,223
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	73,406	74,551
Acquisition costs – J.M. Shafer (3)	36,325	37,749
Acquisition costs – Colowyo Coal (4)	32,545	33,062
Deferred debt prepayment transaction costs (5)	102,103	106,417
Deferred Holcomb expansion impairment loss (6)	72,458	74,795
New Horizon Mine environmental obligation (7)	44,869	44,869
Unrecovered plant (8)	526,425	532,817
Total regulatory assets	903,354	919,483

Regulatory liabilities
Interest rate swap - realized gain (9) and other	1,625	1,854
Membership withdrawal (10)	513,699	463
Withdrawal related transmission credit (11)	178,511	—
Total regulatory liabilities	693,835	2,317
Net regulatory asset	$209,519	$917,166
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
(4)Represents acquisition costs related to our acquisition of Colowyo Coal in December 2011. Acquisition costs are being amortized to depreciation, amortization and depletion expense in the amount of $1.0 million annually through the 44-year period ending in 2056 and recovered from our Utility Members through rates.
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
(10) Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. On May 1, 2024, United Power withdrew from membership in us and terminated its wholesale electric service contract with us pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement. United Power's contract termination payment amount was $709.4 million, of which $530.1 million was membership withdrawal that was deferred by our Board as a regulatory liability. The deferred membership withdrawal will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year used first.
(11) Represents the remaining $179.3 million of United Power's transmission credit related to taking transmission service from us. A portion of a withdrawing member's contract termination payment is allocated to transmission debt that is deferred as required by FERC's order on Rate Schedule 281. The transmission credit, plus interest at FERC's prescribed interest rate, is refunded to the withdrawing member on a monthly basis if the withdrawing member takes transmission service from us and amortized on a straight-line basis over the remaining term. If the withdrawing member's transmission bill for a given month is lower than the credit amount that would be due, the difference is forfeited by the withdrawing member.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Our property, plant and equipment consists of electric plant and other plant. Both of these are discussed below and are included on our consolidated statements of financial position.
ELECTRIC PLANT:  As of June 30, 2024, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	0.89%	to	6.27%	$3,089,810	$(1,699,258)	$1,390,552
Transmission plant	1.11%	to	2.09%	1,895,240	(701,422)	1,193,818
General plant	1.46%	to	9.53%	448,016	(274,586)	173,430
Other	2.75%	to	10.00%	240,737	(97,015)	143,722
Electric plant in service (at cost)				$5,673,803	$(2,772,281)	2,901,522
Construction work in progress						256,301
Electric plant						$3,157,823

In March 2024, we executed an asset purchase agreement to purchase the 145 MW Axial Basin Solar project being developed in northwestern Colorado. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In April 2024, we closed on the acquisition of Axial Basin Solar project and issued a notice to proceed with construction to the contractor.

In April 2024, we executed an asset purchase agreement to purchase the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In May 2024, we closed on the acquisition of Dolores Canyon Solar project and issued a notice to proceed with construction to the contractor.

Both acquisitions were accounted for as an asset acquisition in accordance with the accounting requirements for business combinations since we purchased the project assets and not a business. As such, the asset acquisitions and subsequent facility development costs are being capitalized which is included in construction work in progress as of June 30, 2024. Both projects are expected to achieve commercial operation in the second half of 2025.
As of December 31, 2023, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

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
JOINTLY OWNED FACILITIES:  Our share in each jointly owned facility is as follows as of June 30, 2024 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,510	$362,750	$—
MBPP - Laramie River Station	28.50%	537,127	349,594	7,047
Total		$929,637	$712,344	$7,047
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
Other plant assets are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Colowyo Mine assets	$395,438	$396,441
New Horizon Mine assets	6,320	6,448
Accumulated depreciation and depletion	(199,278)	(184,239)
Net mine assets	202,480	218,650
Non-utility assets	549,224	549,430
Accumulated depreciation	(527,604)	(527,658)
Net non-utility assets	21,620	21,772
Net other plant	$224,100	$240,422
NOTE 4 – INVESTMENTS IN OTHER ASSOCIATIONS
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

Investments in other associations are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Basin Electric Power Cooperative	$135,652	$135,652
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,451	12,451
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	16,946	18,809
Other	5,570	5,718
Investments in other associations	$185,673	$187,684
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2024 or during 2023.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$110,498	$106,005
Restricted cash and investments - current	697	605
Restricted cash and investments - noncurrent (1)	172,252	3,408
Cash, cash equivalents and restricted cash and investments	$283,447	$110,018
(1)The increase in restricted cash and investments - noncurrent was primarily related to the contract termination payment, which was restricted by contract.
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2024, we recognized $0.6 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable - Utility Members	$93,883	$101,394

Other accounts receivable - trade:
Non-member electric sales	16,048	9,657
Other	11,279	11,077
Total other accounts receivable - trade	27,327	20,734
Other accounts receivable - nontrade	119	2,389
Total other accounts receivable	$27,446	$23,123

Contract liabilities (unearned revenue)	$3,589	$4,159
NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2024	December 31, 2023
Preliminary surveys and investigations	$14,980	$12,845
Advances to operating agents of jointly owned facilities	7,995	2,750
Operating lease right-of-use assets	10,319	6,477
Other	23,285	14,049
Total other deferred charges	$56,579	$36,121
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
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of June 30, 2024, we had $404 million in availability (including $384 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Total debt	$2,914,553	$3,137,534
Less debt issuance costs	(18,269)	(19,723)
Less debt discounts	(8,531)	(8,678)
Plus debt premiums	10,488	10,896
Total debt adjusted for debt issuance costs, discounts and premiums	2,898,241	3,120,029
Less current maturities	(191,729)	(223,523)
Long-term debt	$2,706,512	$2,896,506
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
Short-term borrowings consisted of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Commercial paper outstanding, net of discounts	$116,001	$184,205
Short-term borrowings - other	$100	$100
Weighted average interest rate	5.51%	5.62%

As of June 30, 2024, we had $116 million commercial paper outstanding and $384 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 8 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Six Months Ended June 30, 2024
Obligations at beginning of period	$217,201
Liabilities incurred	3,456
Liabilities settled	(2,450)
Accretion expense	3,597
Total obligations at end of period	$221,804
Less current obligations at end of period	(18,822)
Long-term obligations at end of period	$202,982
The New Horizon Mine environmental remediation liability is $67.3 million as of June 30, 2024. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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
In May 2024, the Environmental Protection Agency ("EPA") published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. We are analyzing the final rule for possible impacts on our operations.
NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2024	December 31, 2023
Transmission easements	$17,949	$17,862
OATT deposits	38,059	27,872
Financial liabilities - reclamation	12,564	16,895
Customer deposits	13,251	12,091
Contract liabilities (unearned revenue) - noncurrent	2,871	3,125
Operating lease liabilities - noncurrent	5,461	1,396
Other	4,468	4,884
Total other deferred credits and other liabilities	$94,623	$84,125
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $26.1 million will be paid by us for these easements from 2024 through the individual easement terms ending between 2035 and 2047. The present values for the remaining easement payments were $17.9 million as of June 30, 2024 and December 31, 2023 which are recorded as other deferred credits and other liabilities.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of June 30, 2024, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2024
Postretirement medical benefit obligation at beginning of period	$924
Interest cost	29
Benefit payments (net of contributions by participants)	(180)
Postretirement medical benefit obligation at end of period	$773
Postemployment medical benefit obligation at end of period	243
Total postretirement and postemployment medical obligations at end of period	$1,016
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2024
Amounts included in accumulated other comprehensive income at beginning of period	$1,114
Amortization of prior service credit into other income	(536)
Amounts included in accumulated other comprehensive income at end of period	$578
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2024
Executive benefit restoration obligation at beginning of period	$10,158
Service cost	148
Interest cost	220
Benefit payments	(898)
Executive benefit restoration at end of period	$9,628
Fair value of plan assets at beginning of period	$10,298
Benefits paid	(898)
Actual return on plan assets	153
Fair value of plan assets at end of period	$9,553
Net liability recognized at end of period	$75
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2024
Accumulated other comprehensive loss at beginning of period	$(1,639)
Amortization of prior service cost into other income	509
Accumulated other comprehensive loss at end of period	$(1,130)

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-member electric sales:
Long-term contracts	$29,813	$8,996	$51,188	$21,796
Short-term contracts	8,955	9,490	23,199	38,640
Rate stabilization	16,901	11,064	16,901	22,821
Provision for rate refunds	—	(6)	—	304
Coal sales	1,814	3,315	3,458	4,394
Other	21,730	11,371	40,190	28,150
Total non-member electric sales and other operating revenue	$79,213	$44,230	$134,936	$116,105
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
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $16.9 million of deferred membership withdrawal for the six months ended June 30, 2024 compared to $22.8 million of deferred membership withdrawal for the six months ended June 30, 2023. See Note 2 - Accounting for Rate Regulation.
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
Other operating revenue
Other operating revenue consists primarily of wheeling, transmission and lease revenue. Other operating revenue also includes revenue we receive from our Non-Utility Members. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice is received). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets in the Eastern Interconnection because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Lease revenue is from lease agreements where we are the lessor for certain operational assets with third parties including a tolling agreement with a third party at our Knutson Generating Station. See Note 15 - Leases.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included no income tax expense or benefit for the six months ended June 30, 2024 and an income tax expense of $45 thousand for the comparable period in 2023. We are continuing to evaluate the tax impacts of the contract termination payment received from United Power. Any current tax expense expected to be realized as a result of this contract termination payment, if any, will be recorded in the fourth quarter of 2024 when the amount of deferred revenue recognized will be known.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA enacted many provisions intended to mitigate climate change by providing various sources of funding and tax credit incentives for investments designed to reduce greenhouse gas emissions. These provisions do not impact our current consolidated financial statements but could affect future financial statements due to the impact of such investments. These provisions are subject to regulations and other guidance to be released by the U.S. Department of the Treasury, the U.S. Department of Agriculture and other governmental agencies over time. We are monitoring developments and evaluating opportunities to utilize these incentives. In September 2023, we submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New Empowering Rural America ("New ERA") Program. In March 2024, we received an Invitation to Proceed from the U.S. Department of Agriculture to complete the New ERA Program Application, and in June 2024, we submitted our Application. The New ERA Program implements the $9.7 billion funded in the IRA.
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
Operating Leases
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.7 million for the three months ended June 30, 2024 and $0.6 million for the comparable period in 2023. Rent expense for all short-term and long-term operating leases was $1.3 million for the six months ended June 30, 2024 and $1.2 million for the comparable period in 2023. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease.
In May 2024, we entered into several land leases in connection with our acquisition of the Dolores Canyon Solar project being developed in southwestern Colorado and commencing construction on such project. The term of those leases is 30 years with two five-year renewal option periods which we are reasonably assured to exercise.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$13,238	$9,072
Less: Accumulated amortization	(2,919)	(2,595)
Net operating lease right-of-use assets	$10,319	$6,477

Operating lease liabilities - current	$(471)	$(371)
Operating lease liabilities - noncurrent	(5,461)	(1,396)
Total operating lease liabilities	$(5,932)	$(1,767)

Finance leases:
Finance lease right-of-use assets	$95	$—
Less: Accumulated amortization	(7)	—
Net finance lease right-of-use assets	$88	$—

Finance lease liabilities - current	$(46)	$—
Finance lease liabilities - noncurrent	(37)	—
Total finance lease liabilities	$(83)	$—

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	32.1	7.0
Finance leases	1.9	0.0
Weighted-average discount rate
Operating leases	6.91%	4.68%
Finance leases	6.99%	—%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
Year 1	$703	$51	$754
Year 2	517	38	555
Year 3	531	—	531
Year 4	838	—	838
Year 5	432	—	432
Thereafter	12,401	—	12,401
Total lease payments	$15,422	$89	$15,511
Less imputed interest	(9,490)	(6)	(9,496)
Total	$5,932	$83	$6,015
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $4.7 million and $1.7 million for the three months ended June 30, 2024 and 2023 and $6.4 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively, are included in other operating revenue on our consolidated statements of operations.
In May 2024, the conditions for the effectiveness of a tolling agreement with a third party were satisfied for our two 70 MW units at our Knutson Generating Station for all capacity and energy through the operation of both units. In substance, this agreement was determined to be a lease in accordance with the accounting standards for leases as the third party has the right to the economic benefits of the asset and controls the use of the asset by its contractual rights, including the ability to direct the timing of dispatch of energy.
The lease arrangement with the Springerville Partnership is not reflected in our lease right right-of-use asset or liability balances as the associated revenues and expenses are eliminated in consolidation. See Note 17 - Variable Interest Entities. However, as the non-controlling interest associated with this lease arrangement generates book-tax differences, a deferred tax asset and liability have been recorded.
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

	June 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$9,987	$9,553	$10,821	$10,298
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

	June 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$557	$564	$576	$530
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $256.0 million as of June 30, 2024 and $83.0 million as of December 31, 2023.
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

	June 30, 2024		December 31, 2023
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,914,553	$2,615,600	$3,137,534	$2,909,301
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Net electric plant	$694,790	$703,859
Noncontrolling interest	129,737	134,269
Long-term debt	173,091	206,027
Accrued interest	4,997	5,968
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation, amortization and depletion	$4,535	$4,535	$9,069	$9,069
Interest	2,852	3,401	5,885	7,068
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
On April 29, 2022, both United Power and Northwest Rural Public Power District ("NRPPD") provided us notices to withdraw from membership in us, with a May 1, 2024 withdrawal effective date.
On December 19, 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology ("FERC December 19 Order"). On January 18, 2024, we, United Power, and others filed requests for rehearing with FERC of the FERC December 19 Order. Our request for rehearing included FERC's rejection of our lost revenue approach and also certain clarifications. On February 20, 2024, FERC issued a notice stating the parties' requests for rehearing were denied by operation of law, but FERC stated it will address the merits of the requests in a subsequent order. On March 28, 2024, we filed a petition for review of the FERC December 19 Order with the United States Court of Appeals for the Tenth Circuit ("10th Circuit Court of Appeals"), Case No. 24-9516. On April 8, 2024, United Power filed a petition for review of the FERC December 19 Order with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of

Appeals"), Case No. 24-1081. United Power, Mountain Parks Electric, Inc. ("MPEI"), NRPPD, Basin Electric Power Cooperative ("Basin"), and La Plata Electric Association, Inc. ("LPEA") have filed notices of interventions in our petition for review with the 10th Circuit Court of Appeals. On May 2, 2024, FERC filed with the DC Circuit Court of Appeals a motion to transfer United Power's petition for review filed in the DC Circuit Court of Appeals to the 10th Circuit Court of Appeals. On May 14, 2024, the DC Circuit Court of Appeals granted a motion to transfer United Power’s petition to the 10th Circuit Court of Appeals, Case No. 24-9532.
On May 23, 2024, FERC issued a substantive order on rehearing, which modifies the discussion in, but sustains the results of, the FERC December 19 Order (“May 23 Order”). On May 31, 2024, we filed a petition for review of the May 23 Order, Case No. 24-9538, with the 10th Circuit Court of Appeals. On June 3, 2024, the 10th Circuit Court of Appeals issued an order partially consolidating Case No. 24-9538 with Case Nos. 24-9516 and 24-9532 for purposes of briefing. Briefing is scheduled to begin in October 2024.
On July 2, 2024, United Power, NRPPD, MPEI and LPEA filed with the 10th Circuit Court of Appeals a joint motion to transfer our petition for review to the DC Circuit Court of Appeals. On July 17, 2024, we filed a response opposing this joint motion to transfer. On July 23, 2024, the court denied the joint motion to transfer our petition for review from the 10th Circuit Court of Appeals.
On January 25, 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon the FERC December 19 Order. On March 29, 2024, FERC issued an order accepting our revised Rate Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. On April 12, 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's March 2024 order. On June 28, 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's May 23 Order. FERC has not issued an order on our April 2024 or June 2024 revised Rate Schedule 281 so our January 2024 Rate Schedule 281 is currently on-file with FERC.
On May 1, 2024, United Power withdrew from membership in us and terminated its wholesale electric service contract with us pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement with United Power. United Power’s contract termination payment amount was $709.4 million. United Power paid us an exit fee in cash of $627.2 million, after a regulatory liabilities credit and United Power relinquishing its right to any patronage capital in us resulting in a discounted patronage capital credit of $82.2 million. Such amounts remain subject to true-up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. As provided in the Membership Withdrawal Agreement, United Power's exit fee is also subject to true-up in the event Rate Schedule 281 and the amount paid by United Power are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review filed by us and United Power. It is not possible to predict the outcome of this matter or whether we will be required to refund any amounts to United Power or if United Power will be required to pay us any additional amounts.
NRPPD did not comply with Rate Schedule 281 on-file with FERC and made no contract termination payment to us. NRPPD’s wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. NRPPD’s April 29, 2022 notice of intent to withdraw is deemed null and void. NRPPD is disputing our position that their wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. It is not possible to predict the outcome of the proceedings related to NRPPD's status as a Class A member or its position that it has terminated its wholesale electric service contracts with us and whether we will suffer any liability or loss from the proceedings.
LPEA's La Plata County District Court Complaint. On November 10, 2023, LPEA filed a complaint with the La Plata County District Court, Case No. 2023CV30148, against us. The complaint alleges, among other things, that we have breached our Bylaws and our wholesale electric service contract with LPEA by failing to provide equitable terms and conditions for LPEA to withdraw from us and by violating the implied covenant of good faith and fair dealing. LPEA seeks a declaratory order that we have materially breached our Bylaws and our wholesale electric service contract and that LPEA is relieved from any further obligation to perform under those agreements, or in the alternative, damages from us for such alleged breach. On January 10, 2024, we filed a motion to dismiss stating that LPEA's claims are barred by federal preemption and the statute of limitations. On July 18, 2024, the court denied our motion to dismiss, ruling that the case was not preempted by FERC's jurisdiction and should not be dismissed for violating the statute of limitations. On August 1, 2024, we filed our answer denying all of the allegations in LPEA's complaint and that LPEA is entitled to any relief. It is not possible to predict the outcome of this matter, whether we will incur any liability in connection with this matter, and in the event of liability, if any, the amount or type of damages, equitable relief or other legal relief that could be awarded or granted.
NRPPD Complaint: On March 25, 2024, NRPPD filed a FPA section 206 proceeding with FERC, Docket No. EL24-93, against us and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 19 Order and our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern

WPC"). In particular, NRPPD requests that FERC hold that NRPPD’s withdrawal from us is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. NRPPD further seeks refunds from us because Basin has allegedly overcharged us and thus NRPPD for sales of power and energy under the Basin Eastern WPC for Basin’s financial losses caused by Basin’s Urea facility. On May 8, 2024, we and Basin separately filed answers to NRPPD's complaint. Both us and Basin requested FERC to deny NRPPD's complaint. We also requested to the extent FERC determines that NRPPD's withdrawal is permissible under the Basin Eastern WPC that we can be permitted to allocate the withdrawing member its portion of costs related to the Basin Eastern WPC pursuant to our Rate Schedule 281 to prevent the cost of the obligation from shifting to remaining members. On May 28, 2024, NRPPD filed a response to our and Basin's answers and again asserted that its withdrawal from us is permissible under the Basin Eastern WPC and if, prohibited, the Basin Eastern WPC be held not just and reasonable and NRPPD be permitted to withdraw from us. It is not possible to predict the outcome of this matter or whether we will incur any liability or loss in connection with this matter.
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, Docket No. EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, Case No. 22-1169. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting our motion was issued on September 6, 2022. On January 24, 2023, the parties to the proceeding filed a motion with the court to consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals and proposed a procedural schedule with final briefings due in October 2023. On March 6, 2023, the DC Circuit Court of Appeals granted the motion to consolidate the proceedings. On October 31, 2023, the final briefs were filed in this consolidated proceeding. On July 9, 2024, the DC Circuit Court of Appeals issued an order vacating FERC's order and remanding the case back to FERC to conduct a Mobile-Sierra analysis. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.

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
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short-term energy purchases. We own, lease, have undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,523 MWs, of which approximately 1,566 MWs comes from renewables. In June 2024, the 200 MW Escalante Solar project achieved commercial operation and we began purchasing energy pursuant to a seventeen year power purchase contract.
We sold 8.8 million MWhs for the six months ended June 30, 2024, an increase of 4.3 percent as compared to the six months ended June 30, 2023, of which 87.7 percent was to Utility Members. Total revenue from electric sales was $628.5 million for the six months ended June 30, 2024 of which 88.2 percent was from Utility Member sales. Our results for the six months ended June 30, 2024 were primarily impacted by higher non-member electric sales and lower natural gas prices.
•Utility Member electric sales decreased $12.3 million, or 2.2 percent, primarily due to a decrease of 95,250 MWhs sold, or 1.2 percent, for the six months ended June 30, 2024 compared to the same period in 2023. The impact of United Power’s withdrawal on May 1, 2024 was offset by increased sales to our remaining Utility Members sales due to load growth and other factors.
•Non-member electric sales increased $14.0 million, or 23.1 percent, primarily due to higher long-term sales (in MWhs), offset by lower average prices.
•Fuel expense decreased $18.2 million, or 14.4 percent, primarily due to a decrease in generation at both our coal and gas-fired facilities, as well as lower market prices.
Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 41 Utility Members extend through 2050. We had a wholesale electric service contract with United Power that extended through 2050 (which constituted approximately 13.7 percent of our revenue from Utility Member sales for the six months ended June 30, 2024). United Power withdrew from membership in us on May 1, 2024 and its wholesale electric service contract was terminated. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of June 30, 2024, 21 Utility Members have enrolled in this program with capacity totaling approximately 94 MWs of which 88 MWs are in operation.
We have presented to our Utility Members and received feedback on alternatives for an increased amount of self-supply in addition to the 5 percent self-supply provision of our wholesale electric services contracts. The alternative that emerged through our collaboration with our Utility Members is known as the Bring Your Own Resource Program, which is designed to provide our Utility Members with the flexibility to build, own or contract for power supply projects. Under the Bring Your Own Resource Program, Utility Members interested in participating in the program will propose projects that they will own or control and that do not exceed 40 percent of their 2022 peak load during our peak period and which projects will not have an adverse impact on our reliability, overall system costs or compliance with environmental objectives. In June 2024, we filed with FERC a tariff describing the parameters of the Bring Your Own Resource Program. In August 2024, FERC accepted our tariff and the Bring Your Own Resource Program cycle for the first proposal, evaluation and implementation steps is expected to begin in the third quarter of 2024 and conclude in the first quarter of 2025. For a Utility Member to participate in the Bring Your Own Resource Program, a Utility Member will enter into an agreement with us for us to purchase the output of the Bring Your Own Resource Program project and that output will be deemed to serve the Utility Member’s load.
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
In December 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology. In January 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon FERC's order. The revised Rate Schedule 281 based upon FERC's adopted balance sheet approach uses our FERC financials and distinguishes between Utility Members served on the Western and Eastern Interconnection. In March 2024, FERC issued an order accepting our revised Rate Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. In April 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's March 2024 order. In June 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's May 2024 order on rehearing. FERC has not issued an order on our April 2024 or June 2024 revised Rate Schedule 281 so our January 2024 Rate Schedule 281 is currently on-file with FERC. For further information on the methodology see “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2023. See also Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
On May 1, 2024, United Power withdrew from membership in us and terminated its wholesale electric service contract with us pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement with United Power. United Power’s contract termination payment amount was $709.4 million. United Power paid us an exit fee in cash of $627.2 million, after a regulatory liabilities credit and United Power relinquishing its right to any patronage capital in us resulting in a discounted patronage capital credit of $82.2 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. Our Board deferred as a regulatory liability $530.1 million of United Power's $709.4 million contract termination payment amount. The remaining $179.3 million is related to a transmission credit for the portion of transmission debt allocated to United Power and required to be deferred pursuant to FERC's December 2023 order and Rate Schedule 281. On May 8, 2024, we sold to United Power certain assets for $75 million that were primarily used to serve United Power's load after our receipt of approval from FERC on May 1, 2024. On August 1, 2024, we also sold to United Power additional assets for $1.7 million that were used primarily for transmission service for United Power's load.
NRPPD did not comply with the Rate Schedule 281 on-file with FERC and made no contract termination payment to us. NRPPD’s wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. NRPPD’s April 29, 2022 notice of intent to withdraw is deemed null and void. Contrary to FERC’s March 2024 order on our revised Rate Schedule 281 compliance filing, NRPPD has asserted there is no FERC-accepted Rate Schedule 281 on file with FERC and no contract termination payment is payable by NRPPD. Although NRPPD is disputing our position that their wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us, NRPPD has paid or agreed to pay us for the electric power and energy we provided to NRPPD for May and June 2024.
MPEI’s and LPEA’s estimated contract termination payments based upon our April 2024 revised Rate Schedule 281 are $77.9 million and $209.6 million, respectively, prior to any reduction for discounted patronage capital or regulatory liabilities credit, if applicable. These estimated contract termination payments do not include their respective pro rata share of our power purchase obligations in the Western Interconnection. MPEI and LPEA comprised 8.1 percent of our Utility Member revenue and 6.5 percent of our operating revenue for the six months ended June 30, 2024.
The contract termination payments for United Power, MPEI, and LPEA are subject to review and modification through proceedings currently pending with FERC and petitions for review filed in the federal courts. See Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
In addition, as part of mitigating the impacts, we expect our non-member electric sales revenue and the amount of energy sold to non-members to increase significantly. In anticipation of Utility Member withdrawals, we have entered into with third parties multiple power sales contracts for up to 310 MWs and a tolling agreement for our two 70 MW units at the Knutson Generating Station for the sale of capacity and energy, with certain transactions that started on May 1, 2024. Our Phase I 2023 ERP also assumed United Power and MPEI will withdraw resulting in a decreased need for additional resources and costs as we transition to a cleaner energy portfolio and reduce our greenhouse gas emissions. However, there is no certainty that our mitigation steps or the contract termination payments will mitigate the full amount of the loss of Utility Member electric sales revenue. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” and "RISK FACTORS - Members and Regulatory Risks" in our annual report on Form 10-K for the year ended December 31, 2023.
In November 2023, LPEA filed a complaint for declaratory judgement and damages against us alleging, among other things, that we have breached our Bylaws and our wholesale electric service contract with LPEA. In January 2024, we filed a motion to dismiss stating that LPEA's claims are barred by federal preemption and the statute of limitations. In July 2024, the court denied our motion to dismiss. In August 2024, we filed an answer denying all of LPEA's claims. See Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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

Colorado Electric Resource Plan
In December 2023, we filed our Phase I 2023 ERP with the COPUC, which contained our preferred plan and submitted a filing in April 2024 affirming the preferred plan. Our preferred plan is the IRA scenario, which brings online 1,540 MWs of new resources during the resource acquisition period of 2026-2031, if we are awarded federal funding to support generation additions and provide stranded asset relief under the New ERA Program funding opportunity. Our preferred plan enables us to utilize direct pay of federal tax benefits for renewable and storage resources by increasing our owned resources. Our preferred plan retires Craig Generating Station Unit 3 by January 1, 2028 and, if we receive New ERA Program funding and reach agreements with the applicable parties, our preferred plan retires Springerville Unit 3 by September 15, 2031. These shifts in our generation portfolio included in our preferred plan over the coming years are expected to result in an 89 percent greenhouse gas emissions reduction for our wholesale electricity sales in Colorado in 2030, with respect to a verified 2005 baseline. This emissions reduction exceeds the emissions reduction target of 80 percent in 2030 required by Colorado law.
In June 2024, we filed an unopposed executed comprehensive settlement agreement for our Phase I 2023 ERP with the COPUC supporting its approval subject to the terms of the settlement, including the above referenced retirements of our generating facilities and retirement dates. The settlement resolves all issues raised by intervening parties for our Phase I 2023 ERP and provides for updates related to the scope of Phase II procurement, bid evaluation and portfolio modeling, and adds a demand response target for our Colorado peak load in 2030 of 5.5 percent. In the Phase II resource procurement process, we will issue three requests for proposals seeking bids for new dispatchable, renewable, and storage resources for the resource acquisition period of 2026-2031. For our dispatchable request for proposal, for any bid for a new natural gas-fired generating facility to be owned by us it must be sited in Moffat County, Colorado. Other gas facility and geothermal bids under a tolling or power purchase arrangement have more geographic flexibility. The settlement agreement provides for us to provide community assistance for northwest Colorado, which is the location of Craig Generating Station. Community assistance includes $22 million in direct total benefit to the northwest Colorado community between 2026 and 2029, with other potential investments providing $48 million in additional benefit to such community between 2028 and 2038. The settlement is subject to COPUC approval. For further information regarding our Phase I 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2023.
New ERA Program
In September 2023, we submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New ERA Program. The details of the portfolio proposed in our Letter of Interest are a result of resource and financial modeling performed in connection with our preferred IRA scenario as part of our Phase I 2023 ERP. Our Letter of Interest expands and further supports the implementation of our Responsible Energy Plan. In March 2024, we received an Invitation to Proceed from the U.S. Department of Agriculture to complete the New ERA Program Application, and in June 2024, we submitted our Application. The New ERA Program implements the $9.7 billion funded in the Inflation Reduction Act of 2022.
Solar Project Acquisitions
In March 2024, we executed an asset purchase agreement to purchase the 145 MW Axial Basin Solar project being developed in northwestern Colorado located near the Colowyo Mine. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In April 2024, we closed on the acquisition of Axial Basin Solar project, terminated the power purchase contract for this project, and issued a notice to proceed with construction to the contractor. Construction of the Axial Basin Solar project at the site has commenced with access road construction and trenching underway and all solar modules have been ordered, shipped and placed in storage.
In April 2024, we executed an asset purchase agreement to purchase the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In May 2024, we closed on the acquisition of Dolores Canyon Solar project, terminated the power purchase contract for this project, and issued a notice to proceed with construction to the contractor. Construction of the Dolores Canyon Solar project at the site has commenced and all solar modules have been ordered, shipped and placed in storage.
Both projects are expected to achieve commercial operation in the second half of 2025 . We also expect to utilize direct pay of federal tax benefits as provided in the Inflation Reduction Act of 2022 for both projects.

Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2024, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2023.
Factors Affecting Results
Master Indenture
As of June 30, 2024, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of June 30, 2024, we have retired approximately $605.8 million of patronage capital to our Members, including the $82.2 million we retired and United Power relinquished its right to as part of United Power's withdrawal from membership in us.

Pursuant to our Board Policy for Financial Goals and Capital Credits, we have historically set rates to achieve a DSR and ECR in excess of the requirements under our Master Indenture in order to mitigate the risk of potential negative variances between budgeted margins and actual margins. Our Board Policy for Financial Goals and Capital Credits, approved in 2023 in connection with our Board’s approval of a revised Class A rate schedule that uses a formula rate, includes three financial ratio goals for which we will set rates based upon an annual budget and true-up from the actual results of the previous fiscal year. The three financial goals are: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to us in each fiscal year of at least $20 million. Our Board approved revised rates to our Utility Members, which was filed with FERC in May 2024 and accepted by FERC in July 2024, with an August 1, 2024 effective date, subject to refund, to achieve a DSR and ECR in excess of the requirements under our Master Indenture, including a DSR of approximately 1.17 largely driven by a minimum net margin attributable to us of at least $20 million for 2024. Based on our revised 2024 budget filed with FERC in May 2024 as part of our revised Class A rate schedule, we at that time forecasted the recognition of $127 million deferred membership withdrawal during 2024.
Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Members' rates, transmission service, and our market based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market-based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. On August 2, 2021, FERC approved our settlement agreement related to our Utility Members' stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) on March 1, 2022 until August 1, 2024, which is the date a new Class A wholesale rate schedule went into effect, subject to refund. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in our annual report on Form 10-K for the year ended December 31, 2023.

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
As part of the settlement agreement for our Utility Members' stated rate, we agreed to file a new Class A rate schedule with FERC before September 1, 2023. We established a rate design committee to oversee the development of the new rate. In June 2023, we filed with FERC the new Class A rate schedule (A-41) that uses a formula rate and requested for the new rate to take effect on January 1, 2024 and included a 6.4 percent rate increase. In March 2024, FERC rejected our Class A formula rate resulting in our Class A rate schedule (A-40) remaining in effect. FERC's rejection related to unbundling of rate components for ancillary services on our bills to our Utility Members and allocation of costs across the Eastern and Western Interconnection. FERC's rejection was not related to our ability to recover costs, including our rate increase.
In May 2024, we filed with FERC a request to adopt a new Class A wholesale rate schedule (A-41) for electric power sales to our Utility Members. The filing includes a 6.4 percent increase in our average wholesale rate. The wholesale rate maintains our postage stamp rate, with the same rate components for all its Utility Members, and incorporates a new formulary rate, which can be adjusted annually based on the budgets approved by our Board, including an annual true-up mechanism. The filing addresses several non-cost recovery issues raised by FERC in response to our previous wholesale rate filing, and further unbundles rate components for ancillary services and provides support for rolled-in rate treatment, including across the Eastern and Western interconnections. In July 2024, FERC issued an order accepting our A-41 wholesale rate schedule, effective August 1, 2024, subject to refund. FERC further set our rate filing for settlement and hearing procedures and confirmed our accounting treatment, including amortization, and creation of regulatory assets for Escalante Generating Station, Rifle Generating Station, Craig Generating Station Units 2 and 3, and the New Horizon Mine environmental obligation. However, FERC did not currently authorize us to recover the regulatory assets that represent "acquisition costs/goodwill" for J.M. Shafer Generating Station and Colowyo Coal, with an aggregate balance of $68.9 million as of June 30, 2024. These costs were on our books prior to us becoming subject to FERC's jurisdiction. FERC stated in its order accepting our A-41 rate schedule that we did not request express authorization to recover acquisition costs including goodwill in our rates. We are evaluating next steps regarding these costs.
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
Impacts of Supply Chain and Inflation
Our ability to meet our Utility Members' electric power requirements and complete our capital projects is dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing longer lead-times on the procurement of certain materials and equipment. Inflation has contributed to higher prices for materials and equipment. We continue to monitor potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, leasing, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating revenues
Utility Member electric sales	$258,286	$274,225	$(15,939)	(5.8)%
Non-member electric sales	38,768	18,486	20,282	109.7%
Rate stabilization	16,901	11,064	5,837	52.8%
Provision for rate refunds	—	(6)	6	(100.0)%
Other	23,544	14,686	8,858	60.3%
Total operating revenues	$337,499	$318,455	$19,044	6.0%

Energy sales (in MWh):
Utility Member electric sales	3,528,944	3,700,945	(172,001)	(4.6)%
Non-member electric sales	628,456	209,658	418,798	199.8%
	4,157,400	3,910,603	246,797	6.3%
•Excluding United Power, Member load growth increased 326,930 MWh, or 11.1 percent, during the three months ended June 30, 2024 compared to the same period in 2023. The United Power membership withdrawal on May 1, 2024 resulted in a decrease of 498,931 MWh sold to United Power for the three months ended June 30, 2024 compared to the same period in 2023. The impact of the United Power membership withdrawal to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.

•Non-member electric sales revenue increased primarily due to higher long-term and short-term market sales. Long-term sales increased 338,725 MWhs to 356,176 MWhs for the three months ended June 30, 2024 compared to 17,451 MWhs for the same period in 2023. Short-term market sales increased 81,903 MWh, or 192.3 percent, to 124,494 MWh for the three months ended June 30, 2024 compared to 42,591 MWh for the same period in 2023. The ability to sell excess power pursuant to long-term arrangements and the short-term market after United Power's membership withdrawal contributed significantly to the increase in non-member electric sales.
•We recognized $16.9 million of previously deferred membership withdrawal during the three months ended June 30, 2024 compared to $11.1 million during the same period in 2023 as part of our rate stabilization measures. We expect to recognize additional previously deferred membership withdrawal during the remainder of 2024.
•Other operating revenue increased primarily due to the sale of excess intangible assets and an increase in lease revenue related to a tolling agreement for our two 70 MW units at the Knutson Generating Station for all capacity and energy through the operation of both units that started on May 1, 2024.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating expenses
Purchased power	$98,840	$95,281	$3,559	3.7%
Fuel	32,208	44,773	(12,565)	(28.1)%
Production	47,057	54,423	(7,366)	(13.5)%
Transmission	44,964	46,280	(1,316)	(2.8)%
General and administrative	23,830	23,577	253	1.1%
Depreciation, amortization and depletion	44,152	42,690	1,462	3.4%
Coal mining	1,027	4,130	(3,103)	(75.1)%
Other	3,250	2,417	833	34.5%
Total operating expenses	$295,328	$313,571	$(18,243)	(5.8)%

•Fuel expense decreased primarily due to a lower average rate for natural gas of 31.3 percent, a lower average rate for coal of 22.2 percent, a decrease of 54,163 MWhs in generation by our natural gas-fired generating facilities, and a decrease of 94,300 MWhs in generation by our coal-fired generating facilities during the three months ended June 30, 2024 compared to the same period in 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating revenues
Utility Member electric sales	$554,112	$566,401	$(12,289)	(2.2)%
Non-member electric sales	74,387	60,436	13,951	23.1%
Rate stabilization	16,901	22,821	(5,920)	(25.9)%
Provision for rate refunds	—	304	(304)	(100.0)%
Other	43,648	32,544	11,104	34.1%
Total operating revenues	689,048	682,506	$6,542	1.0%

Energy sales (in MWh):
Utility Member electric sales	7,701,135	7,796,387	(95,252)	(1.2)%
Non-member electric sales	1,081,229	620,652	460,577	74.2%
	8,782,364	8,417,039	365,325	4.3%

•Excluding United Power, Member load growth increased 372,412 MWh, or 6.0 percent, for the six months ended June 30, 2024 compared to the same period in 2023. The United Power membership withdrawal on May 1, 2024 resulted in a decrease of 467,664 MWh sold to United Power for the six months ended June 30, 2024 compared to the same period in 2023. The impact of the United Power membership withdrawal to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.
•Non-member electric sales increased primarily due to higher long-term and short-term market sales. Long-term sales increased 475,445 MWhs, or 477.1 percent, to 575,106 MWhs for the six months ended June 30, 2024 compared to 99,661 MWhs for the same period in 2023. Short-term market sales increased 116,682 MWh, or 136.9 percent to 201,939 MWhs for the six months ended June 30, 2024 compared to 85,257 MWhs for the same period in 2023. The ability to sell excess power pursuant to long-term arrangements and the short-term market after United Power’s membership withdrawal contributed significantly to the increase in non-member electric sales.
•We recognized $16.9 million of deferred membership withdrawal during the six months ended June 30, 2024 compared to $22.8 million of deferred membership withdrawal during the same period in 2023 as part of our rate stabilization measures. We expect to recognize additional previously deferred membership withdrawal during the remainder of 2024.
•Other operating revenue increased primarily due to the sale of intangible assets and an increase in lease revenue related to a tolling agreement for our two 70 MW units at the Knutson Generating Station for all capacity and energy through the operation of both units that started on May 1, 2024.

Operating Expenses
The following is a summary of the components of our operating expenses for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating expenses
Purchased power	191,910	196,106	$(4,196)	(2.1)%
Fuel	108,548	126,703	(18,155)	(14.3)%
Production	89,183	97,975	(8,792)	(9.0)%
Transmission	92,522	95,308	(2,786)	(2.9)%
General and administrative	45,563	42,075	3,488	8.3%
Depreciation, amortization and depletion	88,776	85,071	3,705	4.4%
Coal mining	2,105	5,769	(3,664)	(63.5)%
Other	6,200	8,712	(2,512)	(28.8)%
Total operating expenses	$624,807	$657,719	$(32,912)	(5.0)%

•Fuel expense decreased due to a decrease of 151,328 MWhs in generation by our natural gas-fired generating facilities, a decrease of 398,663 MWhs in generation by our coal-fired generating facilities, a lower average rate for coal of 7.6 percent, and lower average rate for natural gas of 6.4 percent for the six months ended June 30, 2024 compared to the same period in 2023.
•Production expense decreased due to lower maintenance expenses of $8.3 million for the six months ended June 30, 2024 compared to the same period in 2023.
Financial Condition as of June 30, 2024 Compared to December 31, 2023
The principal changes in our financial condition from December 31, 2023 to June 30, 2024 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $92.3 million, or 56.3 percent, to $256.3 million as of June 30, 2024 compared to $164.0 million as of December 31, 2023. The increase was primarily due to capital expenditures of $194.7 million, primarily for the Axial Basin Solar project, the Dolores Canyon Solar project, various transmission and generation projects and migrating and upgrading software systems to hosted solutions, partially offset by transfers to electric plant in service for completed projects of $102.4 million.
•Restricted cash and investments increased $168.9 million to $172.9 million as of June 30, 2024 compared to $4.0 million as of December 31, 2023. The increase was primarily due a portion of United Power's contract termination payment that was restricted by contract.
•Deposits and advances increased $41.6 million to $79.1 million as of June 30, 2024 compared to $37.5 million as of December 31, 2023. The increase was primarily due to migrating and upgrading software solutions to hosted solutions and prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.
Liabilities
•Short-term borrowings decreased $68.2 million to $116.1 million as of June 30, 2024 compared to $184.3 million as of December 31, 2023. The majority of the decrease was due to operating cash flow.
•Regulatory liabilities increased $691.5 million to $693.8 million as of June 30, 2024 compared to $2.3 million as of December 31, 2023. The increase was primarily due to United Power's $709.4 million contract termination payment amount arising from their withdrawal from membership in us and the termination of their wholesale electric service contract with us. Our Board deferred as a regulatory liability $530.1 million of United Power's contract termination payment amount. The remaining $179.3 million is related to a transmission credit for the portion of transmission debt allocated to United Power and required to be deferred pursuant to FERC's December 2023 order and Rate Schedule 281. Regulatory liabilities was also impacted by the recognition of deferred membership withdrawal of $16.9 million during the six month period ended June 30, 2024 as part of our rate stabilization measures.

Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2024, we had $110.5 million in cash and cash equivalents. Our committed credit arrangement as of June 30, 2024 is as follows (dollars in thousands):

	Authorized Amount		Available June 30, 2024
2022 Revolving Credit Agreement	$520,000	(1)	$404,000	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable as of June 30, 2024 was $116 million which was dedicated to support outstanding commercial paper.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $384 million of the commercial paper back-up sublimit remained available as of June 30, 2024.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of June 30, 2024) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of June 30, 2024) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of June 30, 2024, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of June 30, 2024, we had $116 million commercial paper outstanding and $384 million available on the commercial paper back-up sublimit. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
On May 8, 2024, we used a portion of United Power's contract termination payment proceeds to payoff the $150 million balance on our 2023 multiple advance rate term loan agreement with CoBank, as administrative agent.
Our First Mortgage Bonds, Series 2014E-1 with $128 million outstanding mature on November 1, 2024. We plan to pay the balance off in full at maturity with restricted cash.
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
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, restricted cash, our commercial paper program, the 2022 Revolving Credit Agreement, and contract termination payments from withdrawing Utility Members.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating activities. Net cash provided by operating activities was $743.6 million for the six months ended June 30, 2024 compared to $6.9 million for the same period in 2023, an increase in net cash provided by operating activities of $736.7 million. The increase in net cash provided by operating activities was primarily impacted by United Power's contract termination payment of $709.4 million. Additionally, cash provided by operating activities was also impacted by the timing of cash collected from Member accounts receivable, payment of trade payables and accrued expenses and prepayments of annual insurance.
Investing activities. Net cash used in investing activities was $177.3 million for the six months ended June 30, 2024 compared to $80.5 million for the same period in 2023, an increase in net cash used in investing activities of $96.8 million. The increase in net cash used in investing activities was impacted by additional investments in utility plant and timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project. Additionally, on May 8, 2024, we sold to United Power certain assets for $75 million that were primarily used to serve United Power's load.
Financing activities. Net cash used in financing activities was $392.8 million for the six months ended June 30, 2024 compared to net cash provided by financing activities of $99.7 million for the same period in 2023, a decrease in net cash provided by financing activities of $492.5 million. The decrease in net cash provided by financing activities was primarily due using some of United Power's contract termination payment to payoff the 2023 multiple advance rate term loan and also paying down short-term borrowings. Additionally, financing activities was impacted by a patronage capital retirement of $82.2 million resulting from United Power's withdrawal, with the amount of the discounted patronage capital credit applied to United Power's contract termination payment.
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
Air Quality
Mercury and other Hazardous Air Pollutants. In May 2024, the EPA published final revisions to the National Emission Standards for Hazardous Air Pollutants for coal- and oil-fired electric utility steam generating units pursuant to EPA’s risk and technology review as required by Section 112 of the Clean Air Act. The EPA finalized a more stringent emission limit for particulate matter, as a surrogate for non-mercury metals, and requirements for installations of particulate matter continuous emissions monitoring systems. We are assessing options related to these requirements. The revisions are subject to litigation and outstanding motions to stay.
Greenhouse Gas Regulation. In May 2024, the EPA published a final rule regarding emission guidelines for carbon dioxide from certain existing electric generating units under Section 111(d) of the Clean Air Act and certain new electric generating units under Section 111(b) of the Clean Air Act. EPA finalized a matrix of emission requirements that depend on a given unit’s fuel type, generating capacity, capacity factor, and years of continued operation. Due to applicability thresholds and previously announced retirement dates of our generating facilities, this particular rule does not, or likely will not, affect most of our generating facilities. However, if not overturned, the rule will drive important decision-making about future operation of and investment in Laramie River Generating Station. The regulation is subject to litigation and outstanding motions to stay.
Other Environmental Matters
Coal Ash Regulation. In May 2024, the EPA published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. We are analyzing the final rule for possible impacts on our operations.
For further discussion regarding potential effects on our business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2023.
Rating Triggers
Our current senior secured ratings are “Baa1 (stable outlook)” by Moody’s, “BBB (stable outlook)” by S&P, and “BBB+ (negative outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.
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
Changes in Internal Controls
There were no changes that occurred during the second quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2024 due to migrating and upgrading software solutions to hosted solutions, we expect changes to our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this Item is contained in Note 18 to the Unaudited Consolidated Financial Statements in Item 1.

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

Tri-State Generation and Transmission Association, Inc.

Date: August 8, 2024	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 8, 2024		/s/ Todd E. Telesz
Todd E. Telesz
Senior Vice President/Chief Financial Officer (Principal Financial Officer)