Form 10-Q
period 2024-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2024-11-08
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
2023 ERP	our 2023 Electric Resource Plan filed with the COPUC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	Accounting principles generally accepted in the United States
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
MPEI	Mountain Parks Electric, Inc.
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
NRPPD	Northwest Rural Public Power District
New ERA Program	USDA's Empowering Rural America Program
OATT	Open Access Transmission Tariff
RUS	Rural Utilities Service
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.

USDA	United States Department of Agriculture
Utility Members	our electric distribution member systems, consisting of both Class A members and Class B members

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Property, plant and equipment
Electric plant
In service	$5,698,894	$5,722,679
Construction work in progress	273,339	163,954
Total electric plant	5,972,233	5,886,633
Less allowances for depreciation and amortization	(2,805,718)	(2,739,924)
Net electric plant	3,166,515	3,146,709
Other plant	963,871	952,318
Less allowances for depreciation, amortization and depletion	(743,752)	(711,896)
Net other plant	220,119	240,422
Total property, plant and equipment	3,386,634	3,387,131
Other assets and investments
Investments in other associations	185,673	187,684
Investments in and advances to coal mines	1,721	1,619
Restricted cash and investments	2,295	3,408
Other noncurrent assets	14,812	15,264
Total other assets and investments	204,501	207,975
Current assets
Cash and cash equivalents	293,578	106,005
Restricted cash and investments	17,577	605
Short-term investments	95,000	—
Deposits and advances	78,977	37,455
Accounts receivable—Utility Members	92,299	101,394
Other accounts receivable	44,457	23,123
Coal inventory	75,062	54,979
Materials and supplies	112,900	106,893
Total current assets	809,850	430,454
Deferred charges
Regulatory assets	826,476	919,483
Prepayment—NRECA Retirement Security Plan	1,343	5,372
Other	52,501	36,121
Total deferred charges	880,320	960,976
Total assets	$5,281,305	$4,986,536
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$942,654	$984,581
Accumulated other comprehensive loss	(596)	(839)
Noncontrolling interest	130,453	134,269
Total equity	1,072,511	1,118,011
Long-term debt	2,696,693	2,896,506
Total capitalization	3,769,204	4,014,517
Current liabilities
Utility Member advances	11,079	14,333
Accounts payable	179,118	123,674
Short-term borrowings	74,627	184,305
Accrued expenses	21,940	39,268
Current asset retirement obligations	16,337	21,635
Accrued interest	42,930	24,549
Accrued property taxes	29,506	31,986
Current maturities of long-term debt	192,561	223,523
Total current liabilities	568,098	663,273
Deferred credits and other liabilities
Regulatory liabilities	584,375	2,317
Deferred income tax liability	14,609	15,223
Asset retirement and environmental reclamation obligations	219,995	195,566
Other	114,076	84,125
Total deferred credits and other liabilities	933,055	297,231
Accumulated postretirement benefit and postemployment obligations	10,948	11,515
Total equity and liabilities	$5,281,305	$4,986,536
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues
Utility Member electric sales	$309,599	$357,576	$863,711	$923,977
Non-member electric sales	73,943	51,294	148,330	111,729
Rate stabilization	108,222	14,041	125,123	36,862
Provision for rate refunds	—	(210)	—	94
Other	37,119	15,618	80,767	48,162
	528,883	438,319	1,217,931	1,120,824

Operating expenses
Purchased power	123,437	120,250	315,347	316,356
Fuel	59,271	71,241	167,819	197,944
Production	40,192	44,758	129,375	142,733
Transmission	47,984	47,098	140,506	142,406
General and administrative	32,430	19,663	77,993	61,738
Depreciation, amortization and depletion	60,277	43,120	149,053	128,191
Coal mining	3,238	3,834	5,343	9,603
Goodwill impairment	68,223	—	68,223	—
Other	4,471	2,345	10,671	11,057
	439,523	352,309	1,064,330	1,010,028

Operating margins	89,360	86,010	153,601	110,796

Other income
Interest	5,015	2,343	11,455	5,153
Capital credits from cooperatives	1,017	1,145	2,298	3,103
Other income	669	3,852	4,792	5,894
	6,701	7,340	18,545	14,150

Interest expense
Interest	43,587	45,558	133,292	128,924
Interest charged during construction	(3,279)	(1,238)	(7,876)	(3,328)
	40,308	44,320	125,416	125,596

Income tax expense	—	23	—	67

Net margins including noncontrolling interest	55,753	49,007	46,730	(717)
Net margin attributable to noncontrolling interest	(960)	(2,526)	(6,457)	(7,444)
Net margins attributable to the Association	$54,793	$46,481	$40,273	$(8,161)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net margins including noncontrolling interest	$55,753	$49,007	$46,730	$(717)
Other comprehensive income (loss):
Unrealized gain on securities available for sale	110	10	175	26
Amortization of prior service credit on postretirement benefit obligation included in net margin	(125)	(409)	(661)	(1,228)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	220	289	729	867
Other comprehensive income (loss)	205	(110)	243	(335)

Comprehensive income (loss) including noncontrolling interest	55,958	48,897	46,973	(1,052)
Net comprehensive income attributable to noncontrolling interest	(960)	(2,526)	(6,457)	(7,444)

Comprehensive income (loss) attributable to the Association	$54,998	$46,371	$40,516	$(8,496)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Patronage capital equity at beginning of period	$887,861	$930,223	$984,581	$984,865

Net margins attributable to the Association	54,793	46,481	40,273	(8,161)
Retirement of patronage capital	—	—	(82,200)	—
Patronage capital equity at end of period	942,654	976,704	942,654	976,704

Accumulated other comprehensive loss at beginning of period	(801)	(693)	(839)	(468)
Unrealized gain on securities available for sale	110	10	175	26
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	(125)	(409)	(661)	(1,228)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	220	289	729	867
Accumulated other comprehensive loss at end of period	(596)	(803)	(596)	(803)

Noncontrolling interest at beginning of period	129,738	130,149	134,269	126,180

Net comprehensive income attributable to noncontrolling interest	960	2,526	6,457	7,444
Equity distribution to noncontrolling interest	(245)	(933)	(10,273)	(1,882)
Noncontrolling interest at end of period	130,453	131,742	130,453	131,742
Total equity at end of period	$1,072,511	$1,107,643	$1,072,511	$1,107,643
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net margins including noncontrolling interest	$46,730	$(717)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	149,053	128,191
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	1,992	1,801
Goodwill impairment	68,223	—
Deposits associated with generator interconnection requests	26,232	11,601
Rate stabilization revenue	(125,123)	(36,862)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,909	1,263
Changes in operating assets and liabilities:
Accounts receivable	(9,628)	4,389
Coal inventory	(20,083)	(16,875)
Materials and supplies	(6,006)	(9,446)
Accounts payable and accrued expenses	14,706	1,078
Accrued interest	18,381	17,290
Accrued property taxes	(2,479)	(6,301)
Deferred membership withdrawal	709,395	—
Other	(12,178)	5,271
Net cash provided by operating activities	865,153	104,712

Investing activities
Purchases of plant	(199,574)	(119,081)
Sale of electric plant	75,000	—
Sale of non-utility assets	3,136	—
Purchase of investments	(95,000)	—
Changes in deferred charges	(1,757)	2,078
Net cash used in investing activities	(218,195)	(117,003)

Financing activities
Changes in Member advances	(3,255)	3,416
Payments of long-term debt	(232,272)	(81,010)
Proceeds from issuance of long-term debt	—	450,000
Debt issuance costs	(8)	(605)
Change in short-term borrowings, net	(109,777)	(273,502)
Retirement of patronage capital	(87,414)	(5,446)
Equity distribution to noncontrolling interest	(10,273)	(1,882)
Other	(527)	(482)
Net cash provided by (used in) financing activities	(443,526)	90,489

Net increase in cash, cash equivalents and restricted cash and investments	203,432	78,198
Cash, cash equivalents and restricted cash and investments – beginning	110,018	110,682
Cash, cash equivalents and restricted cash and investments – ending	$313,450	$188,880

Supplemental cash flow information:
Cash paid for interest	$105,701	$108,407
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$—	$(395)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and non-utility members. We have forty-one electric distribution member systems who are Class A members to which we provided electric power pursuant to long-term wholesale electric service contracts. We currently have no Class B members. We have three non-utility members (“Non-Utility Members”). Our Class A members and any Class B members are collectively referred to as our “Utility Members.” Our Class A members, any Class B members, and Non-Utility Members are collectively referred to as our “Members.” Our rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On December 23, 2019, our stated rate (A-40) to our Class A members was filed at FERC and was accepted by FERC on March 20, 2020. On August 2, 2021, FERC approved our settlement agreement related to our stated rate to our Class A members. On July 30, 2024, FERC issued an order accepting our A-41 formula rate to our Class A members, effective August 1, 2024, subject to refund. FERC further set our A-41 rate filing for settlement and hearing procedures and confirmed our accounting treatment, including amortization, and creation of regulatory assets for Escalante Generating Station, Rifle Generating Station, Craig Generating Station Units 2 and 3 and the New Horizon Mine environmental obligation. However, FERC did not authorize us to recover the regulatory assets that represent acquisition costs/goodwill for J.M Shafer Generating Station and Colowyo Coal Company LP (“Colowyo Coal”). See Note 2 - Accounting for Rate Regulation. These costs were on our books prior to us becoming subject to FERC's jurisdiction. FERC stated in its order accepting our A-41 rate schedule that we did not request express authorization to recover acquisition costs including goodwill in our rates. Therefore, we wrote off the J.M Shafer Generating Station and Colowyo Coal acquisition costs/goodwill in September 2024 which resulted in the recognition of expense of $68.2 million. We recognized deferred membership withdrawal income in September 2024 as part of our rate stabilization measures, therefore, the write off of the J.M. Shafer Generating Station and Colowyo acquisition costs/goodwill resulted in no impact to our Utility Members' wholesale rate.
On May 1, 2024, United Power, Inc. (“United Power") withdrew from membership in us and terminated their wholesale electric service contract with us pursuant to Rate Schedule 281 (contract termination payment methodology) on-file with FERC and a Membership Withdrawal Agreement with United Power. United Power’s contract termination payment amount was $709.4 million. United Power paid us an exit fee in cash of $627.2 million, after a regulatory liabilities credit and United Power relinquishing their right to any patronage capital in us resulting in a discounted patronage capital credit of $82.2 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. Of the total contract termination payment, $530.1 million was membership withdrawal that was deferred as a regulatory liability. The remaining $179.3 million of United Power's contract termination payment related to a transmission credit for the portion of transmission debt allocated to United Power that was deferred as required by FERC's order on our Rate Schedule 281.
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Regulatory assets
Deferred income tax expense (1)	$14,609	$15,223
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	72,833	74,551
Acquisition costs – J.M. Shafer (3)	—	37,749
Acquisition costs – Colowyo Coal (4)	—	33,062
Deferred debt prepayment transaction costs (5)	99,946	106,417
Deferred Holcomb expansion impairment loss (6)	71,289	74,795
New Horizon Mine environmental obligation (7)	44,570	44,869
Unrecovered plant (8)	523,229	532,817
Total regulatory assets	826,476	919,483

Regulatory liabilities
Interest rate swap - realized gain (9) and other	1,507	1,854
Membership withdrawal (10)	405,478	463
Withdrawal related transmission credit (11)	177,390	—
Total regulatory liabilities	584,375	2,317
Net regulatory asset	$242,101	$917,166
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
(3)Represented acquisition costs related to our acquisition of an entity that owned J.M. Shafer Generating Station in December 2011. In September 2024, we wrote off the remaining $35.8 million balance of J.M. Shafer Generating Station acquisition costs as they are no longer probable to be recovered, offset with recognition of previously deferred membership withdrawal income. See Note 1 - Presentation of Financial Information.
(4)Represented acquisition costs related to our acquisition of Colowyo Coal in December 2011. In September 2024, we wrote off the remaining $32.4 million balance of Colowyo Coal acquisition costs as they are no longer probable to be recovered, offset with recognition of previously deferred membership withdrawal income. See Note 1 - Presentation of Financial Information.
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
(7)Represents $44.6 million of New Horizon Mine environmental obligation expense that was recognized as a regulatory item in 2023. The regulatory asset for the deferred environmental obligation expense is being amortized to depreciation, amortization and depletion expense in the amount of $1.8 million annually over 25 years ending in 2049 and recovered from our Utility Members through rates.
(8)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante, Rifle and Craig Generating Station Units 2 and 3. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045, which was the depreciable life of the Escalante Generating Station, and recovered from our Utility Members through rates. The deferred impairment loss for Rifle Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates. We recognized the early retirement of Craig Generating Station Units 2 and 3. We recognized an impairment loss of $261.6 million and deferred the loss in accordance with accounting for rate regulation. The deferred impairment loss will be amortized to depreciation, amortization and depletion expense beginning in October 2028 through 2039 for Craig Generating Station Unit 2 and January 2030 through 2043 for Craig Generating Station Unit 3 and will be recovered from our Utility Members through future rates. These amortization periods are the depreciable lives of Craig Generating Station Unit 2 and 3. The annual amortization is expected to approximate the former annual Craig Generation Station Unit 2 and 3 depreciation for the remaining life of the asset.
(9)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12–year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.
(10) Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. On May 1, 2024, United Power withdrew from membership in us and United Power's contract termination payment amount was $709.4 million, of which $530.1 million was membership withdrawal that was deferred by our Board as a regulatory liability. The deferred membership withdrawal will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year used first.
(11) Represents the remaining amount of United Power's transmission credit related to taking transmission service from us. A portion of a withdrawing member's contract termination payment is allocated to transmission debt that is deferred as required by FERC's order on Rate Schedule 281. The transmission credit, plus interest at FERC's prescribed interest rate, is refunded to the withdrawing member on a monthly basis if the withdrawing member takes transmission service from us and amortized on a straight-line basis over the remaining term. If the withdrawing member's transmission bill for a given month is lower than the credit amount that would be due, the difference is forfeited by the withdrawing member.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Our property, plant and equipment consists of electric plant and other plant. Both of these are discussed below and are included on our consolidated statements of financial position.
ELECTRIC PLANT:  As of September 30, 2024, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,098,909	$(1,721,383)	$1,377,526
Transmission plant	1.17%	to	1.84%	1,929,078	(706,983)	1,222,095
General plant	1.20%	to	11.60%	430,202	(279,264)	150,938
Other	2.75%	to	10.00%	240,705	(98,088)	142,617
Electric plant in service (at cost)				$5,698,894	$(2,805,718)	2,893,176
Construction work in progress						273,339
Electric plant						$3,166,515

In March 2024, we executed an asset purchase agreement to purchase the 145 MW Axial Basin Solar project being developed in northwestern Colorado. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In April 2024, we closed on the acquisition of Axial Basin Solar project and issued a notice to proceed with construction to the contractor. Additionally, in April 2024, we executed an asset purchase agreement to purchase the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Concurrent with execution of the purchase agreement, we also executed an engineering, procurement and construction contract with an affiliate of the developer of the project. In May 2024, we closed on the acquisition of Dolores Canyon Solar project and issued a notice to proceed with construction to the contractor.

Both acquisitions were accounted for as an asset acquisition in accordance with the accounting requirements for business combinations since we purchased the project assets and not a business. As such, the asset acquisitions and subsequent facility development costs are being capitalized which is included in construction work in progress as of September 30, 2024. Both projects are expected to achieve commercial operation in the second half of 2025.
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
JOINTLY OWNED FACILITIES:  Our share in each jointly owned facility is as follows as of September 30, 2024 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,510	$365,379	$—
MBPP - Laramie River Station	28.50%	545,456	351,886	8,928
Total		$937,966	$717,265	$8,928
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
Other plant assets are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Colowyo Mine assets	$408,359	$396,441
New Horizon Mine assets	6,287	6,448
Accumulated depreciation and depletion	(216,142)	(184,239)
Net mine assets	198,504	218,650
Non-utility assets	549,225	549,430
Accumulated depreciation	(527,610)	(527,658)
Net non-utility assets	21,615	21,772
Net other plant	$220,119	$240,422
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

Investments in other associations are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Basin Electric Power Cooperative	$135,652	$135,652
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,599	12,451
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	16,946	18,809
Other	5,422	5,718
Investments in other associations	$185,673	$187,684
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2024 or during 2023.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$293,578	$106,005
Restricted cash and investments - current	17,577	605
Restricted cash and investments - noncurrent	2,295	3,408
Cash, cash equivalents and restricted cash and investments	$313,450	$110,018
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2024, we recognized $0.9 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable - Utility Members	$92,299	$101,394

Other accounts receivable - trade:
Non-member electric sales	22,954	9,657
Other	8,023	11,077
Total other accounts receivable - trade	30,977	20,734
Other accounts receivable - nontrade	13,480	2,389
Total other accounts receivable	$44,457	$23,123

Contract liabilities (unearned revenue)	$3,284	$4,159
NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2024	December 31, 2023
Preliminary surveys and investigations	$14,946	$12,845
Advances to operating agents of jointly owned facilities	8,457	2,750
Lease right-of-use assets	10,280	6,477
Other	18,818	14,049
Total other deferred charges	$52,501	$36,121
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
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of September 30, 2024, we had $445 million in availability (including $425 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Total debt	$2,905,162	$3,137,534
Less debt issuance costs	(17,739)	(19,723)
Less debt discounts	(8,456)	(8,678)
Plus debt premiums	10,287	10,896
Total debt adjusted for debt issuance costs, discounts and premiums	2,889,254	3,120,029
Less current maturities	(192,561)	(223,523)
Long-term debt	$2,696,693	$2,896,506
We entered into both a loan agreement and security agreement, dated October 1, 2024, with the Rural Utilities Service (“RUS”), a part of the United States Department of Agriculture (“USDA”), for a $75 million zero percent interest loan. The loan agreement includes financial DSR requirements in line with the covenants contained in our Master Indenture. This loan was provided by RUS as part of the Rural Energy Savings Program pursuant to the Farm Security and Rural Investment Act of 2002. We can draw up to $50 million of this loan as part of our new Electrify and Save® On-Bill Repayment Program that allows our Utility Members’ customers to install energy efficiency measures, at no up-front cost, and repay over time through their monthly utility bill from our Utility Members the costs of the measures and installation, at low interest rates. The remaining $25 million may be used as permitted in our work plan with RUS. Other than a special draw of $3 million that is due at maturity, each draw must be repaid within 10 years. The loan has a final maturity of October 1, 2044 and is not secured under our Master Indenture, but rather secured by certain depository accounts related to the On-Bill Repayment Program and certain rights in our On-Bill Repayment Program.
As a requirement of the loan from RUS, we must maintain a letter of credit for the benefit of RUS equal to 50 percent of the amount drawn and outstanding from the loan. We expect to make an initial special draw of $3 million and have provided RUS a letter of credit for $3 million issued under our 2022 Revolving Credit Agreement for the $3 million special draw and expected upcoming draws as part of our On-Bill Repayment Program.
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
Short-term borrowings consisted of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Commercial paper outstanding, net of discounts	$74,527	$184,205
Short-term borrowings - other	$100	$100
Weighted average interest rate	5.14%	5.62%

As of September 30, 2024, we had $75 million commercial paper outstanding and $425 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 8 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Nine Months Ended September 30, 2024
Obligations at beginning of period	$217,201
Liabilities incurred	3,456
Liabilities settled	(2,628)
Accretion expense	5,669
Change in estimate	12,634
Total obligations at end of period	$236,332
Less current obligations at end of period	(16,337)
Long-term obligations at end of period	$219,995
The New Horizon Mine environmental remediation liability balance is $67.3 million as of September 30, 2024. Of this amount, $36.8 million is recorded on a discounted basis, using a discount rate of 3.25 percent, with total estimated undiscounted future cash outflows of $57.9 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. During the three months ended September 30, 2024, we recognized a change in estimate related to the Colowyo Mine asset retirement obligation due to a change in the planned timing of full reclamation to 2025 and an updated cost estimate. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2024	December 31, 2023
Transmission easements	$18,770	$17,862
OATT deposits	52,348	27,872
Financial liabilities - reclamation	11,337	16,895
Customer deposits	16,179	12,091
Contract liabilities (unearned revenue) - noncurrent	3,121	3,125
Lease liabilities - noncurrent	5,703	1,396
Other	6,618	4,884
Total other deferred credits and other liabilities	$114,076	$84,125
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $26.1 million will be paid by us for these easements from 2024 through the individual easement terms ending between 2035 and 2047. The present values for the remaining easement payments were $18.8 million as of September 30, 2024 and December 31, 2023 which are recorded as other deferred credits and other liabilities.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable as provided in our Open Access Transmission Tariff.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of September 30, 2024, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.

The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2024
Postretirement medical benefit obligation at beginning of period	$924
Interest cost	43
Benefit payments (net of contributions by participants)	(270)
Postretirement medical benefit obligation at end of period	$697
Postemployment medical benefit obligation at end of period	243
Total postretirement and postemployment medical obligations at end of period	$940
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
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2024
Amounts included in accumulated other comprehensive income at beginning of period	$1,114
Amortization of prior service credit into other income	(661)
Amounts included in accumulated other comprehensive income at end of period	$453
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2024
Executive benefit restoration obligation at beginning of period	$10,158
Service cost	228
Interest cost	330
Benefit payments	(898)
Executive benefit restoration at end of period	$9,818
Fair value of plan assets at beginning of period	$10,298
Benefits paid	(898)
Actual return on plan assets	417
Fair value of plan assets at end of period	$9,817
Net liability recognized at end of period	$1
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2024
Accumulated other comprehensive loss at beginning of period	$(1,639)
Amortization of prior service cost into other income	729
Accumulated other comprehensive loss at end of period	$(910)

NOTE 13 – REVENUE
Revenue from Contracts with Customers
Our revenues are derived primarily from the sale of wholesale electric service to our Utility Members pursuant to long-term wholesale electric service contracts. Our contracts with our Utility Members extend through 2050.
Member electric sales
Revenues from wholesale electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC. Our Class A rate schedule (A-40) was a stated rate and accepted by FERC on March 20, 2020. Our A-40 rate for electric power sales to our Utility Members remained in effect until July 31, 2024 and consisted of three billing components: an energy rate and two demand rates.
Our Class A rate schedule (A-41) for electric power sales to our Utility Members was accepted by FERC, effective August 1, 2024, subject to refund, and incorporated a new formulary rate, which can be adjusted annually based on the budgets approved by our Board, including an annual true-up mechanism. Our A-41 rate consists of eleven rate components, with three energy based and eight demand based. Our budget used to set our Utility Members' formula rate is set by our Board.

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
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-member electric sales:
Long-term contracts	$35,481	$9,731	$86,669	$31,527
Short-term contracts	38,462	41,563	61,661	80,202
Rate stabilization	108,222	14,041	125,123	36,862
Provision for rate refunds	—	(210)	—	94
Coal sales	7,856	3,675	11,314	8,069
Other	29,263	11,943	69,453	40,093
Total non-member electric sales and other operating revenue	$219,284	$80,743	$354,220	$196,847
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
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $125.1 million of deferred membership withdrawal income for the nine months ended September 30, 2024 compared to $36.9 million of deferred membership withdrawal for the nine months ended September 30, 2023. Of the total amount of deferred membership withdrawal income recognized during 2024, we recognized $76.4 million in September 2024 related to our rate stabilization measures to offset the expense recognition related to the $68.2 million write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill and $8.2 million in accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in 2025. See Note 1 - Presentation of Financial Information and Note 2 - Accounting for Rate Regulation.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included no income tax expense or benefit for the nine months ended September 30, 2024 and an income tax expense of $67 thousand for the comparable period in 2023. We are continuing to evaluate the tax impacts of the contract termination payment received from United Power. Any current tax expense expected to be realized as a result of this contract termination payment, if any, will be recorded in the fourth quarter of 2024 when the amount of deferred revenue recognized will be known.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA enacted many provisions intended to mitigate climate change by providing various sources of funding and tax credit incentives for investments designed to reduce greenhouse gas emissions. These provisions do not impact our current consolidated financial statements but could affect future financial statements due to the impact of such investments. These provisions are subject to regulations and other guidance to be released by the U.S. Department of the Treasury, the U.S. Department of Agriculture and other governmental agencies over time. We are monitoring developments and evaluating opportunities to utilize these incentives. In September 2023, we submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New Empowering Rural America ("New ERA") Program. The New ERA Program implements the $9.7 billion funded in the IRA. In October 2024, we received an award commitment letter from the USDA to fund $2.49 billion of our clean energy investments.
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
Operating Leases
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.7 million for the three months ended September 30, 2024 and $0.6 million for the comparable period in 2023. Rent expense for all short-term and long-term operating leases was $1.9 million for the nine months ended September 30, 2024 and $1.8 million for the comparable period in 2023. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$13,106	$9,072
Less: Accumulated amortization	(2,903)	(2,595)
Net operating lease right-of-use assets	$10,203	$6,477

Operating lease liabilities - current	$(319)	$(371)
Operating lease liabilities - noncurrent	(5,678)	(1,396)
Total operating lease liabilities	$(5,997)	$(1,767)

Finance leases:
Finance lease right-of-use assets	$95	$—
Less: Accumulated amortization	(18)	—
Net finance lease right-of-use assets	$77	$—

Finance lease liabilities - current	$(47)	$—
Finance lease liabilities - noncurrent	(25)	—
Total finance lease liabilities	$(72)	$—

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	32.7	7.0
Finance leases	1.5	0.0
Weighted-average discount rate
Operating leases	6.92%	4.68%
Finance leases	6.99%	—%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
Year 1	$654	$51	$705
Year 2	523	25	548
Year 3	535	—	535
Year 4	548	—	548
Year 5	391	—	391
Thereafter	12,320	—	12,320
Total lease payments	$14,971	$76	$15,047
Less imputed interest	(8,974)	(4)	(8,978)
Total	$5,997	$72	$6,069
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $6.1 million and $1.7 million for the three months ended September 30, 2024 and 2023 and $12.6 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively, are included in other operating revenue on our consolidated statements of operations.
In May 2024, the conditions for the effectiveness of a tolling agreement with a third party were satisfied for our two 70 MW units at our Knutson Generating Station for all capacity and energy through the operation of both units. In September 2024, we entered into a tolling agreement with a third party for one of our two 70 MW units at our Limon Generating Station for all capacity and energy through the operation of that unit that will commence in January 2026. In substance these agreements were determined to be leases in accordance with the accounting standards for leases as the third party has the right to the economic benefits of the asset and controls the use of the asset by its contractual rights, including the ability to direct the timing of dispatch of energy.
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

	September 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,040	$9,817	$10,821	$10,298
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

	September 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$553	$581	$576	$530
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $249.0 million as of September 30, 2024 and $83.0 million as of December 31, 2023.
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

	September 30, 2024		December 31, 2023
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,905,162	$2,642,121	$3,137,534	$2,909,301
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Net electric plant	$686,514	$703,859
Noncontrolling interest	130,453	134,269
Long-term debt	172,942	206,027
Accrued interest	1,999	5,968
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation, amortization and depletion	$8,276	$4,535	$17,345	$13,603
Interest	2,849	3,397	8,734	10,465
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
CTP Proceeding: Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all their contractual obligations to us. On September 1, 2021, we filed with FERC a modified contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in us and terminate their wholesale electric service contract. The tariff process includes requirements for a two-year notice and the payment to us of a contract termination payment. On October 29, 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent Federal Power Act ("FPA") section 206 proceeding to determine the justness and reasonableness of our modified methodology.
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
On May 23, 2024, FERC issued a substantive order on rehearing, which modifies the discussion in, but sustains the results of, the FERC December 19 Order (“May 23 Order”). On May 31, 2024, we filed a petition for review of the May 23 Order, Case No. 24-9538, with the 10th Circuit Court of Appeals. On June 3, 2024, the 10th Circuit Court of Appeals issued an order partially consolidating Case No. 24-9538 with Case Nos. 24-9516 and 24-9532 for purposes of briefing. We and United Power filed opening briefs with the 10th Circuit Court of Appeals on October 7, 2024. Basin filed their opening brief in support of us and certain other intervening petitioners filed their combined opening brief in support of United Power on October 28, 2024.
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
On May 1, 2024, United Power withdrew from membership in us and terminated their wholesale electric service contract with us pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement with United Power. United Power’s contract termination payment amount was $709.4 million. United Power paid us an exit fee in cash of $627.2 million, after a regulatory liabilities credit and United Power relinquishing their right to any patronage capital in us resulting in a discounted patronage capital credit of $82.2 million. Such amounts remain subject to true-up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. As provided in the Membership Withdrawal Agreement, United Power's exit fee is also subject to true-up in the event Rate Schedule 281 and the amount paid by United Power are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review filed by us and United Power. It is not possible to predict the outcome of this matter or whether we will be required to refund any amounts to United Power or if United Power will be required to pay us any additional amounts.
NRPPD did not comply with Rate Schedule 281 on-file with FERC and made no contract termination payment to us. NRPPD’s wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. NRPPD’s April 29, 2022 notice of intent to withdraw is deemed null and void. NRPPD is disputing our position that their wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. It is not possible to predict the outcome of the proceedings related to NRPPD's status as a Class A member or their position that it has terminated their wholesale electric service contracts with us and whether we will suffer any liability or loss from the proceedings.
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
NRPPD Complaint: On March 25, 2024, NRPPD filed a FPA section 206 proceeding with FERC, Docket No. EL24-93, against us and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 19 Order and our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC"). In particular, NRPPD requests that FERC hold that NRPPD’s withdrawal from us is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. NRPPD further seeks refunds from us because Basin has allegedly overcharged us and thus NRPPD for sales of power and energy under the Basin Eastern WPC for Basin’s financial losses caused by Basin’s Urea facility. On May 8, 2024, we and Basin separately filed answers to NRPPD's complaint. Both us and Basin requested FERC to deny NRPPD's complaint. We also requested to the extent FERC determines that NRPPD's withdrawal is permissible under the Basin Eastern WPC that we can be permitted to allocate the withdrawing member its portion of costs related to the Basin Eastern WPC pursuant to our Rate Schedule 281 to prevent the cost of the obligation from shifting to remaining members. On May 28, 2024, NRPPD filed a response to our and Basin's answers and again asserted that their withdrawal from us is permissible under the Basin Eastern WPC and if, prohibited, the Basin Eastern WPC be held not just and reasonable and NRPPD be permitted to withdraw from us. It is not possible to predict the outcome of this matter or whether we will incur any liability or loss in connection with this matter.
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
We sold 13.4 million MWhs for the nine months ended September 30, 2024, a decrease of 2.4 percent as compared to the nine months ended September 30, 2023, of which 87.2 percent was to Utility Members. Total revenue from electric sales was $1.0 billion for the nine months ended September 30, 2024 of which 85.3 percent was from Utility Member sales. Our results for the nine months ended September 30, 2024 were primarily impacted by higher non-member electric sales and lower natural gas prices.
•Utility Member electric sales decreased $60.3 million, or 6.5 percent, primarily due to a decrease of 810,472 MWhs sold, or 6.5 percent, for the nine months ended September 30, 2024 compared to the same period in 2023. The impact of United Power’s withdrawal on May 1, 2024 was offset by increased sales to our remaining Utility Members sales due to load growth and other factors.
•Non-member electric sales increased $36.6 million, or 32.8 percent, primarily due to higher long-term sales (in MWhs), offset by decreased short-term market sales and lower average prices.
•Fuel expense decreased $30.1 million, or 15.2 percent, primarily due to a decrease in generation at both our coal and gas-fired facilities, as well as lower market prices.
Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, at least 95 percent of its electric power requirements from us. Our wholesale electric service contracts with our 41 Utility Members extend through 2050. We had a wholesale electric service contract with United Power that extended through 2050. United Power withdrew from membership in us on May 1, 2024 and their wholesale electric service contract with us was terminated. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of September 30, 2024, 21 Utility Members have enrolled in this program with capacity totaling approximately 94 MWs of which 88 MWs are in operation.
We have presented to our Utility Members and received feedback on alternatives for an increased amount of self-supply in addition to the 5 percent self-supply provision of our wholesale electric services contracts. The alternative that emerged through our collaboration with our Utility Members is known as the Bring Your Own Resource Program, which is designed to provide our Utility Members with the flexibility to build, own or contract for power supply projects. Under the Bring Your Own Resource Program, Utility Members interested in participating in the program will propose projects that they will own or control and that do not exceed 40 percent of their 2022 peak load during our peak period and which projects will not have an adverse impact on our reliability, overall system costs or compliance with environmental objectives. In June 2024, we filed with FERC a tariff describing the parameters of the Bring Your Own Resource Program. In August 2024, FERC accepted our tariff and the inaugural Bring Your Own Resource Program cycle was initiated in the third quarter of 2024 and is expected to conclude in the third quarter of 2025. If a Utility Member-proposed resource is accepted following the program evaluation process, a Utility Member will enter into an agreement enabling us to purchase the output of the Bring Your Own Resource project and that output will be deemed to serve the Utility Member’s load.
Member Withdrawals and Relationship with Members
Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. In September 2021, we filed with FERC a modified contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in us and terminate their wholesale electric service contract with us. The tariff process includes requirements for a two-year notice and the payment to us of a contract termination payment. In October 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent FPA section 206 proceeding to determine the justness and reasonableness of our modified methodology.
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
On May 1, 2024, United Power withdrew from membership in us and terminated their wholesale electric service contract with us pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement with United Power. United Power’s contract termination payment amount was $709.4 million. United Power paid us an exit fee in cash of $627.2 million, after a regulatory liabilities credit and United Power relinquishing their right to any patronage capital in us resulting in a discounted patronage capital credit of $82.2 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and United Power's Membership Withdrawal Agreement. Our Board deferred as a regulatory liability $530.1 million of United Power's $709.4 million contract termination payment amount. The remaining $179.3 million was related to a transmission credit for the portion of transmission debt allocated to United Power and required to be deferred pursuant to FERC's December 2023 order and Rate Schedule 281.
NRPPD did not comply with the Rate Schedule 281 on-file with FERC and made no contract termination payment to us. NRPPD’s wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us. NRPPD’s April 29, 2022 notice of intent to withdraw is deemed null and void. Contrary to FERC’s March 2024 order on our revised Rate Schedule 281 compliance filing, NRPPD has asserted there is no FERC-accepted Rate Schedule 281 on file with FERC and no contract termination payment is payable by NRPPD. Although NRPPD is disputing our position that their wholesale electric service contract with us remains in effect and NRPPD remains a Class A member of us, NRPPD is paying us for the electric power and energy we have provided to NRPPD.
In October 2024, we entered into a Membership Withdrawal Agreement with MPEI that was filed with FERC for acceptance. The Withdrawal Agreement describes the practical action items and related rights and obligations of the parties involved with effectuating the withdrawal of MPEI from membership in us and termination of MPEI's wholesale electric service contract on February 1, 2025. MPEI’s contract termination payment based upon our April 2024 revised Rate Schedule 281 is $77.9 million prior to any adjustments for discounted patronage capital, regulatory liabilities credit or MPEI's pro rata share of our power purchase obligations in the Western Interconnection. MPEI's estimated final payment amount stated in the Membership Withdrawal Agreement based upon our April 2024 revised Rate Schedule 281 after adjusting for MPEI's discounted patronage, regulatory liabilities credit, and the parties agreed to MPEI's share of our power purchase obligations in the Western Interconnection is $71.4 million. We and MPEI also entered a purchase and sales contract to sell MPEI certain assets for $5.9 million that is also expected to close on February 1, 2025, subject to receipt of COPUC approval.
LPEA’s estimated contract termination payments based upon our April 2024 revised Rate Schedule 281 is $209 million prior to any adjustment related to the withdrawal of MPEI, discounted patronage capital or regulatory liabilities credit, if applicable. The estimated contract termination payment for LPEA does not include their pro rata share of our power purchase obligations in the Western Interconnection. MPEI and LPEA comprised 7.5 percent of our Utility Member revenue and 5.3 percent of our operating revenue for the nine months ended September 30, 2024.
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
In addition, as part of mitigating the impacts, we expect our non-member electric sales revenue and the amount of energy sold to non-members to increase significantly. In anticipation of Utility Member withdrawals, we have entered into multiple power sales contracts with third parties for up to 410 MWs, a tolling agreement for our two 70 MW units at the Knutson Generating Station, and a tolling agreement for one of our two 70 MW units at the Limon Generating Station for the sale of capacity and energy. Phase I of our 2023 ERP also assumed United Power and MPEI will withdraw resulting in a decreased need for additional resources and costs as we transition to a cleaner energy portfolio and reduce our greenhouse gas emissions. However, there is no certainty that our mitigation steps or the contract termination payments will mitigate the full amount of the loss of Utility Member electric sales revenue. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” and "RISK FACTORS - Members and Regulatory Risks" in our annual report on Form 10-K for the year ended December 31, 2023.
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
Colorado Electric Resource Plan
In December 2023, we filed Phase I of our 2023 ERP with the COPUC, which contained our preferred plan and submitted a filing in April 2024 affirming the preferred plan. Our preferred plan is the IRA scenario, which brings online 1,540 MWs of new resources during the resource acquisition period of 2026-2031, if we are awarded federal funding to support generation additions and provide stranded asset relief under the New ERA Program funding opportunity. Our preferred plan enables us to utilize direct pay of federal tax benefits for renewable and storage resources by increasing our owned resources. Our preferred plan retires Craig Generating Station Unit 3 by January 1, 2028 and, if we receive New ERA Program funding and reach agreements with the applicable parties, our preferred plan retires Springerville Unit 3 by September 15, 2031. These shifts in our generation portfolio included in our preferred plan over the coming years are expected to result in an 89 percent greenhouse gas emissions reduction for our wholesale electricity sales in Colorado in 2030, with respect to a verified 2005 baseline. This emissions reduction exceeds the emissions reduction target of 80 percent in 2030 required by Colorado law.
In June 2024, we filed an unopposed executed comprehensive settlement agreement for our Phase I of our 2023 ERP with the COPUC supporting its approval subject to the terms of the settlement, including the above referenced retirements of our generating facilities and retirement dates. The settlement resolves all issues raised by intervening parties for Phase I of our 2023 ERP and provides for updates related to the scope of Phase II procurement of our 2023 ERP, bid evaluation and portfolio modeling, and adds a demand response target for our Colorado peak load in 2030 of 5.5 percent. The settlement agreement provides for us to provide community assistance for northwest Colorado, which is the location of Craig Generating Station. Community assistance includes $22 million in direct total benefit to the northwest Colorado community between 2026 and 2029, with other potential investments providing $48 million in additional benefit to such community between 2028 and 2038. In August 2024, the administrative law judge for the COPUC recommended approval of the settlement agreement and the approval became effective in September 2024. For Phase II of our 2023 ERP, during our resource procurement process, we issued three requests for proposals in September 2024 seeking bids for new dispatchable, renewable, and storage resources for the resource acquisition period of 2026-2031. Bids were received in October 2024 and we expect to file in the first part of 2025 our Phase II implementation report of our 2023 ERP identifying our preferred portfolio for resource acquisitions for the 2026-2031 period. For our dispatchable request for proposal, for any bid for a new natural gas-fired generating facility to be owned by us it must be sited in Moffat County, Colorado. Other gas facility and geothermal bids under a tolling or power purchase arrangement have more geographic flexibility. For further information regarding Phase I of our 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2023.
New ERA Program
In September 2023, we submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New ERA Program, a $9.7 billion program that is funded by the Inflation Reduction Act of 2022. Our portfolio proposed in our Letter of Interest was the result of resource and financial modeling performed in connection with our preferred IRA scenario as part of Phase I of our 2023 ERP. In March 2024, we received an Invitation to Proceed from the USDA to complete the New ERA Program Application, and in June 2024, we submitted our Application. In October 2024, we received an award commitment letter from USDA to fund $2.49 billion of our clean energy investments.
Our New ERA award supports financing for 1,280 MWs of energy from solar, wind, and wind/storage hybrid projects, more than 100 MWs of stand-alone energy storage projects, and retirement of 1,110 MWs for coal-fired generating facilities, which lessens the financial burden of stranded assets. The New ERA award will support the retirement of Springerville Unit 3, Craig Generating Station Units 2 and 3, and the already retired Escalante Generation Station. The award will also support two future energy storage projects owned by us, three of our existing renewable power purchase agreements, seven future renewable power purchase agreements, and two future wind/hybrid power purchase agreements. The release of the funding from the USDA is subject to satisfaction of certain conditions, including execution of a loan/grant agreement and applicable security agreement, development and/or implementation of a Community Benefits Plan where applicable and fulfillment of program Community Benefits Plan requirements, environmental approvals dependent on the type of project, and submittal of certain information, documents and certifications dependent on the type of project.

Solar Projects Construction
In April 2024, we closed on the acquisition of the 145 MW Axial Basin Solar project being developed in northwestern Colorado located near the Colowyo Mine and issued a notice to an engineering, procurement and construction contractor to proceed with construction. Construction at Axial Basin continues to progress with access roads completed, cable trenching nearing completion, and racking and module installation in progress. All the Axial Basin solar modules have been either received on site, or placed in storage.
In May 2024, we closed on the acquisition of the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado and issued a notice to an engineering, procurement and construction contractor to proceed with construction. Construction at Dolores Canyon continues to progress with the power station transformer foundations complete, the access roads and directional bores nearing completion and all the solar modules have been placed in storage.
Both projects are expected to achieve commercial operation in the second half of 2025 . We also expect to utilize direct pay of federal tax benefits as provided in the Inflation Reduction Act of 2022 for both projects.
Colowyo Mine Transition
In September 2024, our Board approved a 2025 budget reflecting a decision to transition from mining to full reclamation at Colowyo Coal's Colowyo Mine in the latter part of 2025. During the third quarter of 2024, we expensed $33.2 million in write-offs of acquisition costs/goodwill and pre-paid royalties related to the Colowyo Mine, and we accelerated approximately $7.4 million in depreciation and amortization related to asset retirement obligations, development costs and depletion of coal reserves. In addition, we anticipate approximately $3.0 million to $5.0 million of obsolete inventory to be recorded in the fourth quarter of 2024. Accelerated depreciation and amortization will continue in the fourth quarter of 2024 and through the latter part of 2025 in the approximate amounts of $22.2 million and $72.6 million, respectively. We expect to recognize deferred membership withdrawal income in an amount equal to such expenses resulting in no expected impact to our Utility Member's wholesale rate.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of September 30, 2024, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2023.
Factors Affecting Results
Master Indenture
As of September 30, 2024, we had approximately $2.7 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of September 30, 2024, we have retired approximately $605.8 million of patronage capital to our Members.

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
Rates and Regulation
On September 3, 2019, we became FERC jurisdictional for our Utility Members' rates, transmission service, and our market based rates. In December 2019, we filed with FERC our tariff filings, including our stated rate cost of service filing, market-based rate authorization, and transmission OATT. In March 2020, FERC issued orders generally accepting our tariff filings, subject to refund for sales after March 26, 2020. On August 2, 2021, FERC approved our settlement agreement related to our Utility Members' stated rate that provides for us to implement a two-stage, graduated reduction in the charges making up our A-40 rate of two percent starting from March 1, 2021 until the first anniversary and four percent reduction (additional two percent reduction from then current rates) on March 1, 2022 until July 31, 2024.
In May 2024, we filed with FERC a request to adopt a new Class A wholesale rate schedule (A-41) for electric power sales to our Utility Members. The filing included a 6.4 percent increase in our average wholesale rate. The wholesale rate maintains our postage stamp rate, with the same rate components for all our Utility Members, and incorporated a new formulary rate, which can be adjusted annually based on the budgets approved by our Board, including an annual true-up mechanism. In July 2024, FERC issued an order accepting our A-41 wholesale rate schedule, effective August 1, 2024, subject to refund. FERC further set our rate filing for settlement and hearing procedures and confirmed our accounting treatment, including amortization, and creation of regulatory assets for Escalante Generating Station, Rifle Generating Station, Craig Generating Station Units 2 and 3, and the New Horizon Mine environmental obligation. However, FERC did not authorize us to recover the regulatory assets that represent "acquisition costs/goodwill" for J.M. Shafer Generating Station and Colowyo Coal. These costs were on our books prior to us becoming subject to FERC's jurisdiction. FERC stated in its order accepting our A-41 rate schedule that we did not request express authorization to recover acquisition costs including goodwill in our rates. We wrote off the J.M. Shafer Generating Station and Colowyo "acquisition costs/goodwill" in September 2024 which resulted in recognition of expense of $68.2 million. We recognized deferred membership withdrawal income in September 2024 as part of our rate stabilization measures, therefore, the write off of the J.M Shafer Generating Station and Colowyo acquisition costs/goodwill resulted in no impact to our Utility Members' wholesale rate. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in our annual report on Form 10-K for the year ended December 31, 2023.
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from wholesale electric power sales to our non-member purchasers is primarily pursuant to our market-based rate authority.
Revenues from electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC. Our Class A rate schedule (A-41) for electric power sales to our Utility Members consist of eleven rate components, with three energy based and eight demand based. Our budget used to set our Utility Members' formula rate is set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Utility Members. Energy is the physical electricity delivered to our Utility Members. The energy-based rates are billed based upon a price per kWh of physical energy delivered and the demand-based rates are billed based on the Utility Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period, Monday through Saturday, with the exception of six holidays.
In September 2024, our Board approved our 2025 budget with the wholesale rate to our Utility Members unchanged through 2025.
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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, leasing, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating revenues
Utility Member electric sales	$309,599	$357,576	$(47,977)	(13.4)%
Non-member electric sales	73,943	51,294	22,649	44.2%
Rate stabilization	108,222	14,041	94,181	670.8%
Provision for rate refunds	—	(210)	210	(100.0)%
Other	37,119	15,618	21,501	137.7%
Total operating revenues	$528,883	$438,319	$90,564	20.7%

Energy sales (in MWh):
Utility Member electric sales	4,015,232	4,730,452	(715,220)	(15.1)%
Non-member electric sales	631,218	608,201	23,017	3.8%
	4,646,450	5,338,653	(692,203)	(13.0)%
•Excluding United Power, Utility Member load growth increased 159,548 MWh, or 4.1 percent, during the three months ended September 30, 2024 compared to the same period in 2023. The United Power membership withdrawal on May 1, 2024 resulted in a decrease of 874,768 MWh sold to United Power for the three months ended September 30, 2024 compared to the same period in 2023. The impact of the United Power membership withdrawal to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.
•Non-member electric sales revenue increased primarily due to higher long-term sales. Long-term sales increased 321,007 MWhs, or 281.9 percent, to 434,886 MWhs for the three months ended September 30, 2024 compared to 113,879 MWhs for the same period in 2023. Partially offsetting the increase in long-term sales, short-term market sales decreased 292,989 MWh, or 60.3 percent, to 196,333 MWh for the three months ended September 30, 2024 compared to 494,322 MWh for the same period in 2023. The ability to sell excess power to non-members after United Power's membership withdrawal contributed significantly to the increase in non-member electric sales.
•We recognized $108.2 million of previously deferred membership withdrawal income during the three months ended September 30, 2024 compared to $14.0 million during the same period in 2023 as part of our rate stabilization measures. This includes $76.4 million that we recognized in September 2024 to offset the expense recognition related to the $68.2 million write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill and $8.2 million in accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in 2025. We expect to recognize additional previously deferred membership withdrawal during the remainder of 2024.
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

The following is a summary of the components of our operating expenses for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating expenses
Purchased power	$123,437	$120,250	$3,187	2.7%
Fuel	59,271	71,241	(11,970)	(16.8)%
Production	40,192	44,758	(4,566)	(10.2)%
Transmission	47,984	47,098	886	1.9%
General and administrative	32,430	19,663	12,767	64.9%
Depreciation, amortization and depletion	60,277	43,120	17,157	39.8%
Coal mining	3,238	3,834	(596)	(15.5)%
Goodwill impairment	68,223	—	68,223	N/A
Other	4,471	2,345	2,126	90.7%
Total operating expenses	$439,523	$352,309	$87,214	24.8%

•Fuel expense decreased primarily due to a lower average rate for natural gas of 147.9 percent, a decrease of 486,426 MWhs in generation by our coal-fired generating facilities, and a decrease of 39,214 MWhs in generation by our natural gas-fired generating facilities, during the three months ended September 30, 2024 compared to the same period in 2023.
•Depreciation, amortization and depletion increased primarily due to accelerated depreciation and amortization from the transition from mining to reclamation at Colowyo Mine.
•Goodwill impairment is due to the expense recognition related to the write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating revenues
Utility Member electric sales	$863,711	$923,977	$(60,266)	(6.5)%
Non-member electric sales	148,330	111,729	36,601	32.8%
Rate stabilization	125,123	36,862	88,261	239.4%
Provision for rate refunds	—	94	(94)	(100.0)%
Other	80,767	48,162	32,605	67.7%
Total operating revenues	1,217,931	1,120,824	$97,107	8.7%

Energy sales (in MWh):
Utility Member electric sales	11,716,367	12,526,839	(810,472)	(6.5)%
Non-member electric sales	1,712,447	1,228,853	483,594	39.4%
	13,428,814	13,755,692	(326,878)	(2.4)%

•Excluding United Power, Utility Member load growth increased 531,960 MWh, or 5.3 percent, for the nine months ended September 30, 2024 compared to the same period in 2023. The United Power membership withdrawal on May 1, 2024 resulted in a decrease of 1,342,432 MWh sold to United Power for the nine months ended September 30, 2024 compared to the same period in 2023. The impact of the United Power membership withdrawal to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.

•Non-member electric sales increased primarily due to higher long-term sales. Long-term sales increased 796,452 MWhs, or 373.0 percent, to 1,009,992 MWhs for the nine months ended September 30, 2024 compared to 213,540 MWhs for the same period in 2023. Partially offsetting the increase in long-term sales (in dollars and MWhs), short-term market sales decreased 312,858 MWh, or 30.8 percent to 702,455 MWhs for the nine months ended September 30, 2024 compared to 1,015,313 MWhs for the same period in 2023. The ability to sell excess power to non-members after United Power’s membership withdrawal contributed significantly to the increase in non-member electric sales.
•We recognized $125.1 million of deferred membership withdrawal income during the nine months ended September 30, 2024 compared to $36.9 million of deferred membership withdrawal during the same period in 2023 as part of our rate stabilization measures. This includes $76.4 million that we recognized in September 2024 to offset the expense recognition related to the $68.2 million write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill and $8.2 million in accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in 2025. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2024.
•Other operating revenue increased primarily due to the sale of intangible assets and an increase in lease revenue related to a tolling agreement for our two 70 MW units at the Knutson Generating Station for all capacity and energy through the operation of both units that started on May 1, 2024.
Operating Expenses
The following is a summary of the components of our operating expenses for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2024	2023	Amount	Percent
Operating expenses
Purchased power	315,347	316,356	$(1,009)	(0.3)%
Fuel	167,819	197,944	(30,125)	(15.2)%
Production	129,375	142,733	(13,358)	(9.4)%
Transmission	140,506	142,406	(1,900)	(1.3)%
General and administrative	77,993	61,738	16,255	26.3%
Depreciation, amortization and depletion	149,053	128,191	20,862	16.3%
Coal mining	5,343	9,603	(4,260)	(44.4)%
Goodwill impairment	68,223	—	68,223	N/A
Other	10,671	11,057	(386)	(3.5)%
Total operating expenses	$1,064,330	$1,010,028	$54,302	5.4%

•Fuel expense decreased due to a decrease of 885,089 MWhs in generation by our coal-fired generating facilities, a decrease of 190,542 MWhs in generation by our natural gas-fired generating facilities, a lower average rate for natural gas of 42.3 percent, and a lower average rate for coal of 5.6 percent for the nine months ended September 30, 2024 compared to the same period in 2023.
•Production expense decreased due to lower maintenance expenses of $12.5 million for the nine months ended September 30, 2024 compared to the same period in 2023.
•Depreciation, amortization and depletion increased primarily due to accelerated depreciation and amortization from the transition from mining to reclamation at Colowyo Mine.
•Goodwill impairment is due to the expense recognition related to the write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill.
Financial Condition as of September 30, 2024 Compared to December 31, 2023
The principal changes in our financial condition from December 31, 2023 to September 30, 2024 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $109.3 million, or 66.7 percent, to $273.3 million as of September 30, 2024 compared to $164.0 million as of December 31, 2023. The increase was primarily due to the Axial Basin Solar and the

Dolores Canyon Solar facility purchases and construction costs, capital expenditures for various transmission and generation projects and migrating and upgrading software systems to hosted solutions.
•Restricted cash and investments-current increased $16.9 million to $17.6 million as of September 30, 2024 compared to $0.7 million as of December 31, 2023. The increase was primarily due $16.9 million that was deposited with our Master Indenture trustee in September 2024 in advance of our October 1, 2024 debt service payments for the 2014 Private Placement and Moffat County Pollution Control Bonds. In accordance with our Master Indenture, we are required to fund the account one day prior to debt service payments.
•Deposits and advances increased $45.6 million to $79.0 million as of September 30, 2024 compared to $37.5 million as of December 31, 2023. The increase was primarily due to migrating and upgrading software solutions to hosted solutions and prepayments of annual insurance, memberships and licenses. These prepayments are being amortized to expense over the term of the related insurance, membership or license period.
Liabilities
•Short-term borrowings decreased $109.7 million to $74.6 million as of September 30, 2024 compared to $184.3 million as of December 31, 2023. The majority of the decrease was due to operating cash flow.
•Regulatory liabilities increased $582.1 million to $584.4 million as of September 30, 2024 compared to $2.3 million as of December 31, 2023. The increase was primarily due to United Power's $709.4 million contract termination payment amount arising from their withdrawal from membership in us and the termination of their wholesale electric service contract with us. Our Board deferred as a regulatory liability $530.1 million of United Power's contract termination payment amount. The remaining $179.3 million was related to a transmission credit for the portion of transmission debt allocated to United Power and required to be deferred pursuant to FERC's December 2023 order and Rate Schedule 281. Regulatory liabilities was also impacted by the recognition of deferred membership withdrawal of $125.1 million during the nine month period ended September 30, 2024 as part of our rate stabilization measures. This includes $76.4 million that we recognized in September 2024 to offset the expense recognition related to the $68.2 million write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill and $8.2 million in accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in 2025.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2024, we had $293.6 million in cash and cash equivalents. Our committed credit arrangement as of September 30, 2024 is as follows (dollars in thousands):

	Authorized Amount		Available September 30, 2024
2022 Revolving Credit Agreement	$520,000	(1)	$445,472	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable as of September 30, 2024 was $75 million which was dedicated to support outstanding commercial paper.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $75 million of the letter of credit sublimit, and $425 million of the commercial paper back-up sublimit remained available as of September 30, 2024.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of September 30, 2024) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of September 30, 2024) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.

Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of September 30, 2024, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of September 30, 2024, we had $75 million commercial paper outstanding and $425 million available on the commercial paper back-up sublimit. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
We entered into both a loan agreement and security agreement, dated October 1, 2024, with RUS, a part of the USDA, for a $75 million zero percent interest loan. The loan agreement includes financial DSR requirements in line with the covenants contained in our Master Indenture. This loan was provided by RUS as part of the Rural Energy Savings Program pursuant to the Farm Security and Rural Investment Act of 2002. We can draw up to $50 million of this loan as part of our new Electrify and Save® On-Bill Repayment Program that allows our Utility Members’ customers to install energy efficiency measures, at no up-front cost, and repay over time through their monthly utility bill from our Utility Members the costs of the measures and installation, at low interest rates. The remaining $25 million may be used as permitted in our work plan with RUS. Other than a special draw of $3 million that is due at maturity, each draw must be repaid within 10 years. The loan has a final maturity of October 1, 2044 and is not secured under our Master Indenture, but rather secured by certain depository accounts related to the On-Bill Repayment Program and certain rights in our On-Bill Repayment Program.
As a requirement of the loan from RUS, we must maintain a letter of credit for the benefit of RUS equal to 50 percent of the amount drawn and outstanding from the loan. We expect to make an initial special draw of $3 million and have provided RUS a letter of credit for $3 million issued under our 2022 Revolving Credit Agreement for the $3 million special draw and expected upcoming draws as part of our On-Bill Repayment Program.
Our First Mortgage Bonds, Series 2014E-1 with $128 million outstanding matured on November 1, 2024. The bonds were paid off in full at maturity on November 1, 2024.
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
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating activities. Net cash provided by operating activities was $865.2 million for the nine months ended September 30, 2024 compared to $104.7 million for the same period in 2023, an increase in net cash provided by operating activities of $760.5 million. The increase in net cash provided by operating activities was primarily impacted by United Power's contract termination payment of $709.4 million. Additionally, cash provided by operating activities was also impacted by the timing of cash collected from Member accounts receivable, payment of trade payables and accrued expenses and prepayments of annual insurance.
Investing activities. Net cash used in investing activities was $218.2 million for the nine months ended September 30, 2024 compared to $117.0 million for the same period in 2023, an increase in net cash used in investing activities of $101.2 million. The increase in net cash used in investing activities was impacted by additional investments in utility plant and timing of payments we made to operating agents of jointly owned facilities to fund our share of costs to be incurred under each project. Additionally, on May 8, 2024, we sold to United Power certain assets for $75 million that were primarily used to serve United Power's load.
Financing activities. Net cash used in financing activities was $443.5 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $90.5 million for the same period in 2023, a decrease in net cash provided by financing activities of $534.0 million. The decrease in net cash provided by financing activities was primarily due using some of United Power's contract termination payment to payoff the 2023 multiple advance rate term loan and also paying down short-term borrowings. Additionally, financing activities was impacted by a patronage capital retirement of $82.2 million resulting from United Power's withdrawal, with the amount of the discounted patronage capital credit applied to United Power's contract termination payment.
Capital Expenditures
We forecast our capital expenditures annually as part of our long-term planning. We regularly review these projections to update our calculations to reflect changes in our future plans, facility closures, facility costs, market factors and other items affecting our forecasts. After taking into account our our preferred IRA scenario as part of Phase I of our 2023 ERP, in the years 2024 through 2028, we forecast that we may invest approximately $2.60 billion in new facilities and upgrades to our existing facilities.
Our actual capital expenditures depend on a variety of factors, including assumptions related to our Responsible Energy Plan and Phase I of our 2023 ERP, receipt of New ERA Program funding and other federal programs, Utility Member load growth or Utility Member withdraws, Bring Your Own Resource Program, availability of necessary permits, regulatory changes, environmental requirements, construction delays and costs, supply chain issues, inflation, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
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
Air Quality
Mercury and other Hazardous Air Pollutants. In May 2024, the EPA published final revisions to the National Emission Standards for Hazardous Air Pollutants for coal- and oil-fired electric utility steam generating units pursuant to EPA’s risk and technology review as required by Section 112 of the Clean Air Act. The EPA finalized a more stringent emission limit for particulate matter, as a surrogate for non-mercury metals, and requirements for installations of particulate matter continuous emissions monitoring systems. We are assessing options related to these requirements. The revisions are subject to litigation.
Greenhouse Gas Regulation. In May 2024, the EPA published a final rule regarding emission guidelines for carbon dioxide from certain existing electric generating units under Section 111(d) of the Clean Air Act and certain new electric generating units under Section 111(b) of the Clean Air Act. EPA finalized a matrix of emission requirements that depend on a given unit’s fuel type, generating capacity, capacity factor, and years of continued operation. Due to applicability thresholds and previously announced retirement dates of our generating facilities, this particular rule does not, or likely will not, affect most of our generating facilities. However, if not overturned, the rule will drive important decision-making about future operation of and investment in Laramie River Generating Station. The regulation is subject to litigation.
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
Changes in Internal Controls
During the third quarter of 2024, we completed the migration and upgrade to a new hosted software solution for our accounting and supply chain management systems, along with other systems. The implementation and migration of the new software solution results in material changes to our internal controls over financial reporting. We have updated the internal controls as appropriate and will continue to monitor the impact of the new software solution on our financial reporting business processes. Other than related to the new software solution, there were no changes that occurred during the third quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Tri-State Generation and Transmission Association, Inc.

Date: November 8, 2024	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 8, 2024		/s/ Todd E. Telesz
Todd E. Telesz
Senior Vice President/Chief Financial Officer (Principal Financial Officer)