Form 10-Q
period 2025-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2025-05-09
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
2023 ERP	our 2023 Electric Resource Plan filed with the COPUC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
BYOR	Bring Your Own Resource
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	Accounting principles generally accepted in the United States
IRA	Inflation Reduction Act of 2022
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
MPEI	Mountain Parks Electric, Inc.
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
NRPPD	Northwest Rural Public Power District
New ERA Program	USDA's Empowering Rural America Program
OATT	Open Access Transmission Tariff
RUS	Rural Utilities Service
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.

USDA	United States Department of Agriculture
Utility Members	our electric distribution member systems

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements.” All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, future resources and generation portfolio, future use of deferred revenue, business strategy, member withdraws and development, construction, operation, or closure of facilities (often, but not always, identified through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “projection,” “target” and “outlook”) are forward-looking statements.
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Property, plant and equipment
Electric plant
In service	$5,795,149	$5,701,182
Construction work in progress	351,844	368,473
Total electric plant	6,146,993	6,069,655
Less allowances for depreciation and amortization	(2,868,367)	(2,838,877)
Net electric plant	3,278,626	3,230,778
Other plant	958,827	958,993
Less allowances for depreciation, amortization and depletion	(797,738)	(770,270)
Net other plant	161,089	188,723
Total property, plant and equipment	3,439,715	3,419,501
Other assets and investments
Investments in other associations	190,818	192,680
Investments in and advances to coal mines	1,621	1,711
Restricted cash and investments	2,641	3,436
Intangible assets	37,184	39,556
Other noncurrent assets	14,252	18,407
Total other assets and investments	246,516	255,790
Current assets
Cash and cash equivalents	266,170	229,357
Restricted cash and investments	18,139	744
Deposits and advances	42,262	38,180
Accounts receivable—Utility Members	80,098	85,450
Other accounts receivable	25,971	28,727
Coal inventory	99,435	95,511
Materials and supplies	115,278	110,775
Total current assets	647,353	588,744
Deferred charges
Regulatory assets	808,998	816,541
Other	51,509	51,735
Total deferred charges	860,507	868,276
Total assets	$5,194,091	$5,132,311
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$901,705	$912,922
Accumulated other comprehensive loss	1,091	965
Noncontrolling interest	130,281	130,498
Total equity	1,033,077	1,044,385
Long-term debt	2,822,036	2,857,346
Total capitalization	3,855,113	3,901,731
Current liabilities
Utility Member advances	4,504	5,128
Accounts payable	143,569	158,176
Short-term borrowings	46,758	100
Accrued expenses	35,522	42,705
Current asset retirement obligations	35,951	28,451
Accrued interest	43,447	21,454
Accrued property taxes	27,685	31,363
Current maturities of long-term debt	118,898	88,658
Total current liabilities	456,334	376,035
Deferred credits and other liabilities
Regulatory liabilities	536,798	497,028
Deferred income tax liability	12,217	12,217
Asset retirement and environmental reclamation obligations	238,232	243,440
Other	86,425	93,058
Total deferred credits and other liabilities	873,672	845,743
Accumulated postretirement benefit and postemployment obligations	8,972	8,802
Total equity and liabilities	$5,194,091	$5,132,311
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating revenues
Utility Member electric sales	$256,000	$295,826
Non-member electric sales	48,406	35,619
Rate stabilization	44,943	—
Provision for rate refunds	(2,554)	—
Other	28,405	20,104
	375,200	351,549

Operating expenses
Purchased power	97,144	93,070
Fuel	51,800	76,340
Production	36,494	42,126
Transmission	44,090	47,558
General and administrative	39,301	21,733
Depreciation, amortization and depletion	72,781	44,624
Coal mining	(6,358)	1,078
Other	3,010	2,950
	338,262	329,479

Operating margins	36,938	22,070

Other income
Interest	3,049	1,499
Capital credits from cooperatives	1,113	1,281
Other income	157	5,320
	4,319	8,100

Interest expense
Interest	43,068	44,326
Interest charged during construction	(5,122)	(1,832)
	37,946	42,494

Income tax expense	—	—

Net margins including noncontrolling interest	3,311	(12,324)
Net margin attributable to noncontrolling interest	(46)	(2,704)
Net margins attributable to the Association	$3,265	$(15,028)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net margins including noncontrolling interest	$3,311	$(12,324)
Other comprehensive income (loss):
Unrealized gain on securities available for sale	65	10
Amortization of prior service credit on postretirement benefit obligation included in net margin	—	(409)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	61	289
Other comprehensive income (loss)	126	(110)

Comprehensive income (loss) including noncontrolling interest	3,437	(12,434)
Net comprehensive income attributable to noncontrolling interest	(46)	(2,704)

Comprehensive income (loss) attributable to the Association	$3,391	$(15,138)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Patronage capital equity at beginning of period	$912,922	$984,581

Net margins attributable to the Association	3,265	(15,028)
Retirement of patronage capital	(14,482)	—
Patronage capital equity at end of period	901,705	969,553

Accumulated other comprehensive loss at beginning of period	965	(839)
Unrealized gain on securities available for sale	65	10
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	—	(409)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	61	289
Accumulated other comprehensive loss at end of period	1,091	(949)

Noncontrolling interest at beginning of period	130,498	134,269

Net comprehensive income attributable to noncontrolling interest	46	2,704
Equity distribution to noncontrolling interest	(263)	(10,028)
Noncontrolling interest at end of period	130,281	126,945
Total equity at end of period	$1,033,077	$1,095,549
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net margins including noncontrolling interest	$3,311	$(12,324)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	72,781	44,624
Amortization of intangible asset	3,506	—
Amortization of NRECA Retirement Security Plan prepayment	1,343	1,343
Amortization of debt issuance costs	531	620
Accretion of asset retirement obligation	2,089	1,970
Deposits associated with generator interconnection requests	(5,904)	1,880
Rate stabilization revenue	(44,943)	—
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,953	2,042
Changes in operating assets and liabilities:
Accounts receivable	8,109	14,008
Coal inventory	(3,924)	(2,979)
Materials and supplies	(4,502)	(1,559)
Accounts payable and accrued expenses	(15,856)	(13,748)
Accrued interest	21,993	18,920
Accrued property taxes	(3,678)	(5,817)
Deferred membership withdrawal	86,033	—
Other	(2,071)	(13,366)
Net cash provided by operating activities	120,771	35,614

Investing activities
Purchases of plant	(91,076)	(47,993)
Sale of electric plant	5,895	—
Sale of non-utility assets	—	3,061
Changes in deferred charges	(3,794)	(3,398)
Net cash used in investing activities	(88,975)	(48,330)

Financing activities
Changes in Member advances	(624)	(1,381)
Payments of long-term debt	(5,337)	(37,755)
Debt issuance costs	(34)	(8)
Change in short-term borrowings, net	46,558	88,556
Retirement of patronage capital	(18,214)	(5,214)
Equity distribution to noncontrolling interest	(263)	(10,028)
Other	(469)	(527)
Net cash provided by financing activities	21,617	33,643

Net increase in cash, cash equivalents and restricted cash and investments	53,413	20,927
Cash, cash equivalents and restricted cash and investments – beginning	233,537	110,018
Cash, cash equivalents and restricted cash and investments – ending	$286,950	$130,945

Supplemental cash flow information:
Cash paid for interest	$15,930	$24,656
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(2,204)	$(439)
Lease asset additions	$368	—
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2025 and 2024
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have forty electric distribution member systems ("Utility Members") who are Class A - utility full requirements members to which we provided electric power pursuant to long-term wholesale electric service contracts. We have three non-utility members (“Non-Utility Members”). Our Class A Utility Members and Non-Utility Members are collectively referred to as our “Members.” Our rates to our Utility Members are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On July 30, 2024, FERC issued an order accepting our A-41 formula rate to our Utility Members, effective August 1, 2024, subject to refund. FERC further set our A-41 rate filing for settlement and hearing procedures.
On February 1, 2025, Mountain Park Electric, Inc. (“MPEI") withdrew from membership in us and pursuant to Rate Schedule 281 (contract termination payment methodology) on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI’s contract termination payment amount was $86.0 million, including MPEI's pro rata share of our power purchase obligations in the Western Interconnection. MPEI paid us an exit fee in cash of $71.6 million and relinquished its right to any patronage capital in us resulting in a discounted patronage capital credit of $14.5 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and MPEI's Membership Withdrawal Agreement. Of the total contract termination payment, based upon our current estimate, $25.4 million of MPEI's contract termination payment was related to a transmission credit based upon Rate Schedule 281 and applicable FERC orders for the portion of transmission debt allocated to MPEI that was deferred as required by FERC's orders on our Rate Schedule 281. We estimate the remaining $60.6 million was membership withdrawal that was deferred as a regulatory liability.
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

In December 2023,FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures by providing additional information related to the following:
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
Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the 2025 presentation.
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Regulatory assets
Deferred income tax expense (1)	$12,217	$12,217
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	71,688	72,260
Deferred debt prepayment transaction costs (3)	95,632	97,789
Deferred Holcomb expansion impairment loss (4)	68,952	70,121
New Horizon Mine environmental obligation (5)	43,672	44,121
Unrecovered plant (6)	516,837	520,033
Total regulatory assets	808,998	816,541

Regulatory liabilities
Interest rate swap - realized gain (7)	1,272	1,390
Membership withdrawal (8)	282,875	319,368
Withdrawal related transmission credit (9)	252,651	176,270
Total regulatory liabilities	536,798	497,028
Net regulatory asset	$272,200	$319,513
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
(3)Represents transaction costs that we incurred related to the prepayment of our long-term debt in 2014. These costs are being amortized to depreciation, amortization and depletion expense in the amount of $8.6 million annually over the 21.4-year period ending in 2036 and recovered from our Utility Members through rates.
(4)Represents deferral of the impairment loss related to development costs, including costs for the option to purchase development rights for the expansion of the Holcomb Generating Station. The regulatory asset for the deferred impairment loss is being amortized to depreciation, amortization and depletion expense in the amount of $4.7 million annually over the 20-year period ending in 2039 and recovered from our Utility Members through rates.
(5)Represents $44.9 million of New Horizon Mine environmental obligation expense that was recognized as a regulatory item in 2023. The regulatory asset for the deferred environmental obligation expense is being amortized to depreciation, amortization and depletion expense in the amount of $1.8 million annually over 25 years ending in 2049 and recovered from our Utility Members through rates.
(6)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante, Rifle and Craig Generating Station Units 2 and 3. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045, which was the depreciable life of the Escalante Generating Station, and recovered from our Utility Members through rates. The deferred impairment loss for Rifle Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station, and recovered from our Utility Members in rates. We recognized the early retirement of Craig Generating Station Units 2 and 3. We recognized an impairment loss of $261.6 million and deferred the loss in accordance with accounting for rate regulation. The deferred impairment loss will be amortized to depreciation, amortization and depletion expense beginning in October 2028 through 2039 for Craig Generating Station Unit 2 and January 2030 through 2043 for Craig Generating Station Unit 3 and will be recovered from our Utility Members through future rates. These amortization periods are the depreciable lives of Craig Generating Station Unit 2 and 3. The annual amortization is expected to approximate the former annual Craig Generation Station Unit 2 and 3 depreciation for the remaining life of the asset.
(7)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12–year term of the First Mortgage Obligations, Series 2017A and refunded to Utility Members through reduced rates when recognized in future periods.

(8)     Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. On February 1, 2025, MPEI withdrew from membership in us and MPEI's contract termination payment amount was $86.0 million, of which $60.6 million we estimate, based upon FERC's April 2025 order on our Rate Schedule 281, was membership withdrawal that was deferred by our Board as a regulatory liability. Based on FERC's April 2025 FERC order on our Rate Schedule 281, we adjusted the United Power Inc. ("United Power") deferred membership withdrawal income from $530.1 million to $478.0 million and the United Power transmission credit from $179.3 million to $231.4 million. The MPEI deferred membership withdrawal income and transmission credit are based upon such April 2025 FERC order. The deferred membership withdrawal will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year used first. During the three months ended March 31, 2025, $44.9 million was recognized in operating revenues as part of our rate stabilization measures. See Note 13 - Revenue and Note 18 - Legal.
(9)     Represents the remaining amount of the United Power and MPEI transmission credits related to taking transmission service from us. A portion of a withdrawing member's contract termination payment is allocated to transmission debt that is deferred as required by FERC's orders on Rate Schedule 281. The transmission credit, plus interest at FERC's prescribed interest rate, is refunded to the former Utility Member on a monthly basis if the former Utility Member takes transmission service from us and amortized on a straight-line basis over the remaining term. If the former Utility Member's transmission bill for a given month is lower than the credit amount that would be due, the difference is forfeited by the former Utility Member.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Our property, plant and equipment consists of electric plant and other plant. Both of these are discussed below and are included on our consolidated statements of financial position.
ELECTRIC PLANT:  As of March 31, 2025, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,112,624	$(1,767,327)	$1,345,297
Transmission plant	1.17%	to	1.84%	2,009,281	(717,200)	1,292,081
General plant	1.20%	to	11.60%	433,384	(284,475)	148,909
Other	2.75%	to	10.00%	239,860	(99,365)	140,495
Electric plant in service (at cost)				$5,795,149	$(2,868,367)	2,926,782
Construction work in progress						351,844
Electric plant						$3,278,626

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

In 2024, we purchased both the 145 MW Axial Basin Solar project being developed in northwestern Colorado and the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Both projects are under construction and are expected to achieve commercial operation in the second half of 2025.
Both acquisitions were accounted for as an asset acquisition in accordance with the accounting requirements for business combinations since we purchased the project assets and not a business. As such, the asset acquisitions and subsequent facility development costs are being capitalized which is included in construction work in progress.
JOINTLY OWNED FACILITIES:  Our share in each jointly owned facility is as follows as of March 31, 2025 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,510	$280,166	$—
MBPP - Laramie River Station	28.50%	544,405	356,853	5,143
Total		$936,915	$637,019	$5,143
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
Other plant assets are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Colowyo Mine assets	$403,316	$403,482
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(270,116)	(242,654)
Net mine assets	139,487	167,115
Non-utility assets	549,224	549,224
Accumulated depreciation	(527,622)	(527,616)
Net non-utility assets	21,602	21,608
Net other plant	$161,089	$188,723
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

Investments in other associations are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Basin Electric Power Cooperative	$139,793	$140,025
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,599	12,599
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	17,960	19,500
Other	5,412	5,502
Investments in other associations	$190,818	$192,680
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the three months ended March 31, 2025 or during 2024.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$266,170	$229,357
Restricted cash and investments - current	18,139	744
Restricted cash and investments - noncurrent	2,641	3,436
Cash, cash equivalents and restricted cash and investments	$286,950	$233,537
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2025, we recognized $0.1 million of this unearned revenue in other operating revenues on our consolidated statements of operations.

Our contract assets and liabilities consist of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable - Utility Members	$80,098	$85,450

Other accounts receivable - trade:
Non-member electric sales	21,442	21,035
Other	(730)	3,642
Total other accounts receivable - trade	20,712	24,677
Other accounts receivable - nontrade	5,259	4,050
Total other accounts receivable	$25,971	$28,727

Contract liabilities (unearned revenue)	$3,333	$3,480
NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2025	December 31, 2024
Preliminary surveys and investigations	$12,195	$12,192
Advances to operating agents of jointly owned facilities	11,296	7,502
Lease right-of-use assets	10,307	10,177
Other	17,711	21,864
Total other deferred charges	$51,509	$51,735
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
NOTE 8 – LONG-TERM DEBT
We have $2.8 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all our assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio ("DSR") requirement on an annual basis and an equity to capitalization ratio ("ECR") requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require us to transfer all cash to a special fund managed by the trustee of the Master Indenture.
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of March 31, 2025, we had $470 million in availability (including $453 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Total debt	$2,956,555	$2,961,992
Less debt issuance costs	(17,192)	(17,690)
Less debt discounts	(8,305)	(8,380)
Plus debt premiums	9,876	10,082
Total debt adjusted for debt issuance costs, discounts and premiums	2,940,934	2,946,004
Less current maturities	(118,898)	(88,658)
Long-term debt	$2,822,036	$2,857,346
As a requirement of a loan from the Rural Utilities Services ("RUS") provided as part of the Rural Energy Savings Program and our Electrify and Save® On-Bill Repayment Program, we are required to maintain a letter of credit for the benefit of RUS, which is currently in the amount of $3 million.
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
Short-term borrowings consisted of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Commercial paper outstanding, net of discounts	$46,658	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	4.55%	—%

As of March 31, 2025, we had $47 million commercial paper outstanding and $453 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 8 – Long-Term Debt.
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental reclamation obligations are as follows (dollars in thousands):

Three Months Ended March 31, 2025
Obligations at beginning of period	$271,891
Liabilities incurred	3,518
Liabilities settled	(3,135)
Accretion expense	1,909
Total obligations at end of period	$274,183
Less current obligations at end of period	(35,951)
Long-term obligations at end of period	$238,232
The New Horizon Mine environmental remediation liability balance is $69.1 million as of March 31, 2025. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. During the three months ended March 31, 2025, we recognized a change in estimate related to the Colowyo Mine asset retirement obligation due to a change in the planned timing of full reclamation to 2025 and an updated cost estimate. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
We also have asset retirement obligations with indeterminate settlement dates. These are made up primarily of obligations attached to transmission and other easements that are considered by us to be operated in perpetuity and therefore the measurement of the obligation is not possible. A liability will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates as is needed to employ a present value technique to estimate fair value. During the three months ended March 31, 2025, we recognized a liability totaling $3.5 million related to transmission assets that will be settled between 2026 and 2028.
In May 2024, the Environmental Protection Agency ("EPA") published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. We are analyzing the final rule for possible impacts on our operations.
NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	March 31, 2025	December 31, 2024
Transmission easements	$18,048	$18,517
OATT deposits	26,525	32,587
Financial liabilities - reclamation	10,036	11,077
Customer deposits	15,896	14,955
Contract liabilities (unearned revenue) - noncurrent	3,333	3,480
Lease liabilities - noncurrent	5,944	5,715
Other	6,643	6,727
Total other deferred credits and other liabilities	$86,425	$93,058
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $24.5 million will be paid by us for these easements from 2025 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present values for the remaining easement payments were $18.0 million as of March 31, 2025 and $18.5 million as of December 31, 2024, respectively, which are recorded as other deferred credits and other liabilities. In April 2025, we submitted a notice of our intent to early terminate a portion of one of our easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way, which is anticipated to be undertaken during the spring through fall of 2026. We recognized a $1.0 million fee associated with the early termination in transmission expense on our consolidated statements of operations during the second quarter of 2025.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of March 31, 2025, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2025
Postretirement medical benefit obligation at beginning of period	$509
Interest cost	8
Benefit payments (net of contributions by participants)	(79)
Postretirement medical benefit obligation at end of period	$438
Postemployment medical benefit obligation at end of period	175
Total postretirement and postemployment medical obligations at end of period	$613
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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2025
Amounts included in accumulated other comprehensive income at beginning of period	$310
Amortization of prior service credit into other income	—
Amounts included in accumulated other comprehensive income at end of period	$310
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2025
Executive benefit restoration obligation at beginning of period	$7,918
Service cost	111
Interest cost	130
Executive benefit restoration at end of period	$8,159
Fair value of plan assets at beginning of period	$9,829
Actual return on plan assets	174
Fair value of plan assets at end of period	$10,003
Net liability recognized at end of period	$(1,844)
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2025
Accumulated other comprehensive loss at beginning of period	$814
Amortization of prior service cost into other income	61
Accumulated other comprehensive loss at end of period	$875

NOTE 13 – REVENUE
Revenue from Contracts with Customers
Our revenues are derived primarily from the sale of wholesale electric service to our Utility Members pursuant to long-term wholesale electric service contracts. Our current effective contracts with our Utility Members extend through 2050.
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
Revenue from one Utility Member, Poudre Valley Rural Electric Association, was $31.4 million, or 12.3 percent, of our Utility Member revenue and 8.3 percent of our total operating revenues three months ended March 31, 2025. No other Utility Member exceeded 10 percent of our Utility Member revenue or our total operating revenues during the three months ended March 31, 2025.
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Non-member electric sales:
Long-term contracts	$38,794	$21,376
Short-term contracts	9,612	14,243
Rate stabilization	44,943	—
Provision for rate refunds	(2,554)	—
Coal sales	—	1,643
Other	28,405	18,461
Total non-member electric sales and other operating revenue	$119,200	$55,723
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

Revenue from three non-members, United Power, Salt River Project Agricultural Improvement and Power District, and Western Area Power Administration, was $12.3 million, $9.6 million and $7.5 million, respectively, or 25.4 percent, 19.8 percent and 15.6 percent, respectively, of non-member electric sales and 3.3 percent, 2.5 percent and 2.0 percent, respectively, of our total operating revenues for the three months ended March 31, 2025. No other non-member exceeded 10 percent of our total non-member electric sales or our total operating revenues for the three months ended March 31, 2025.
Provision for Rate Refunds
In December 2024, we recorded a provision for rate refund in the amount of $2.5 million and in March 2025, we recorded an additional provision for rate refund in the amount of $2.6 million related to FERC's orders on our Rate Schedule 281 (contract termination payment methodology) that addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. See Note 18 - Legal - CTP Proceeding.
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $44.9 million of deferred membership withdrawal income for the three months ended March 31, 2025 compared to no deferred membership withdrawal income being recognized for the three months ended March 31, 2024. The 2025 deferred membership withdrawal income includes $21.2 million of deferred membership withdrawal income to offset the expense recognition for accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in 2025 and $23.7 million in deferred membership withdrawal income related to rate stabilization measures in order to meet our financial ratios and goals.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included no income tax expense or benefit for the three months ended March 31, 2025 and the comparable period in 2024. We are continuing to evaluate the tax impacts of the contract termination payment received from MPEI. Any current tax expense expected to be realized as a result of this contract termination payment, if any, will be recorded in the fourth quarter of 2025 when the amount of deferred revenue recognized will be known.
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
Operating Leases
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $1.8 million for the three months ended March 31, 2025 and $0.6 million for the comparable period in 2024. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease.

Our consolidated statements of financial position include the following lease components (dollars in thousands):

	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$13,205	$13,221
Less: Accumulated amortization	(2,953)	(3,110)
Net operating lease right-of-use assets	$10,252	$10,111

Operating lease liabilities - current	$(323)	$(332)
Operating lease liabilities - noncurrent	(5,944)	(5,703)
Total operating lease liabilities	$(6,267)	$(6,035)

Finance leases:
Finance lease right-of-use assets	$95	$95
Less: Accumulated amortization	(40)	(29)
Net finance lease right-of-use assets	$55	$66

Finance lease liabilities - current	$(49)	$(47)
Finance lease liabilities - noncurrent	—	(12)
Total finance lease liabilities	$(49)	$(59)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	31.5	32.8
Finance leases	1.3	1.5
Weighted-average discount rate
Operating leases	6.94%	6.93%
Finance leases	6.99%	6.99%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
Year 1	$834	$38	$872
Year 2	614	13	627
Year 3	624	—	624
Year 4	603	—	603
Year 5	475	—	475
Thereafter	12,239	—	12,239
Total lease payments	$15,389	$51	$15,440
Less imputed interest	(9,122)	(2)	(9,124)
Total	$6,267	$49	$6,316
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $7.3 million and $0.9 million for the three months ended March 31, 2025 and 2024 are included in other operating revenue on our consolidated statements of operations.
In May 2024, the conditions for the effectiveness of a tolling agreement with a third party were satisfied for our two 70 MW units at our Knutson Generating Station for all capacity and energy through the operation of both units. In September 2024, we entered into a tolling agreement with a third party for one of our two 70 MW units at our Limon Generating Station for all capacity and energy through the operation of that unit that will commence in January 2026. In December 2024, we entered into a tolling agreement with a third party for one of our four 40 MW units at our Pyramid Generating Station for all capacity and energy through the operation of that unit that commenced in January 2025. In substance these agreements were determined to be leases in accordance with the accounting standards for leases as the third party has the right to the economic benefits of the asset and controls the use of the asset by its contractual rights, including the ability to direct the timing of dispatch of energy.
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

	March 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,169	$10,003	$10,101	$9,829
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

	March 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$586	$586	$582	$587
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $225.0 million as of March 31, 2025 and $182.0 million as of December 31, 2024.
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

	March 31, 2025		December 31, 2024
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,956,555	$2,811,588	$2,961,992	$2,726,184
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

Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Net electric plant	$666,220	$676,367
Noncontrolling interest	130,282	130,498
Long-term debt	172,636	172,790
Accrued interest	1,999	4,997
Our consolidated statements of operations include the following Springerville Partnership expenses for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation, amortization and depletion	$10,147	$4,534
Interest	2,844	3,033
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
NOTE 18 – LEGAL
Other than as disclosed below or in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC, we do not expect any litigation or proceeding pending or threatened against us to have a potential material effect on our financial condition, results of operations or cash flows.
CTP Proceeding: Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. On September 1, 2021, we filed with FERC a modified contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in us and terminate its wholesale electric service contract, Docket No. ER21-2818. The tariff process includes requirements for a two-year notice and the payment to us of a contract termination payment. On October 29, 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent Federal Power Act ("FPA") section 206 proceeding to determine the justness and reasonableness of our modified methodology. On December 19, 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology ("FERC December 19 Order").
On January 18, 2024, we, United Power, and others filed requests for rehearing with FERC of the FERC December 19 Order. Our request for rehearing included disputing FERC's rejection of our lost revenue approach and also certain clarifications. On February 20, 2024, FERC issued a notice stating the parties' requests for rehearing were denied by operation of law, but FERC stated it will address the merits of the requests in a subsequent order. On March 28, 2024, we filed a petition for review of the FERC December 19 Order with the United States Court of Appeals for the Tenth Circuit ("10th Circuit Court of Appeals"), Case No. 24-9516. On April 8, 2024, United Power filed a petition for review of the FERC December 19 Order. United Power, MPEI, Northwest Rural Public Power District ("NRPPD"), Basin Electric Power Cooperative ("Basin"), and La Plata Electric Association, Inc. ("LPEA") have filed notices of interventions in our petition for review with the 10th Circuit Court of Appeals.
On May 23, 2024, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC December 19 Order (“May 23 Order”). On May 31, 2024, we filed a petition for review of the May 23 Order, Case No. 24-9538, with the 10th Circuit Court of Appeals. On June 3, 2024, the 10th Circuit Court of Appeals issued an order partially consolidating the cases for purposes of briefing. Briefing is completed and we expect the court to set oral arguments.
On January 25, 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon the FERC December 19 Order. On March 29, 2024, FERC issued an order accepting our revised Rate

Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. On April 12, 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's March 2024 order. On June 28, 2024, we submitted a further revised Rate Schedule 281 as directed by FERC's May 23 Order. On December 5, 2024, FERC issued an order on our compliance filings accepting our April 2024 and June 2024 revisions of Rate Schedule 281, subject to further compliance filing ("FERC December 2024 Order"). The FERC December 2024 Order addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection and referred to a provision in our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC") to inform our calculation of such amount. The FERC December 2024 Order also addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. We filed our fourth compliance filing based upon the FERC December 2024 Order with FERC on February 5, 2025. United Power and NRPPD filed protests to our fourth compliance filing and others filed comments.
We, NRPPD, and others filed requests for rehearing with FERC of the FERC December 2024 Order that were denied by operation of law. On February 12, 2025, we filed a petition for review of the FERC December 2024 Order, Case No. 25-9522, with the 10th Circuit Court of Appeals. On April 7, 2025, NRPPD also filed a petition for review of the FERC December 2024 Order with the 10th Circuit Court of Appeals. On April 29, 2025, FERC issued a substantive order on rehearing ("April 2025 Order") addressing requests for hearing and clarification of the FERC December 2024 Order. FERC's April 2025 Order clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that debt associated with distribution facilities should be used in calculating the transmission-related debt. We currently estimate that FERC's April 2025 Order results in an increased withdrawal related transmission credit for United Power and MPEI of approximately $58 million in aggregate with a corresponding decrease in membership withdrawal income that was deferred as regulatory liabilities compared to the Rate Schedule 281 in effect at the time of each respective parties’ withdrawal. We are required to file a fifth compliance filing of our Rate Schedule 281 based upon the April 2025 Order with FERC by May 29, 2025. We continue to evaluate FERC's April 2025 Order and next steps.
On May 1, 2024, United Power withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. United Power’s contract termination payment amount was $709.4 million.
On February 1, 2025, MPEI withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI's contract termination payment amount was $86 million, including MPEI's pro rata share of our power purchase obligations in the Western Interconnection. MPEI paid us an exit fee in cash of $71.6 million and relinquished its right to any patronage capital in us resulting in a discounted patronage capital credit of $14.5 million. Such amounts remain subject to true-up in accordance with Rate Schedule 281 and MPEI's Membership Withdrawal Agreement.
As provided in the Membership Withdrawal Agreements with United Power and MPEI, United Power and MPEI's contract termination payments are also subject to true-up in the event Rate Schedule 281 and the amount paid are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review.
It is not possible to predict the outcome of this matter or whether we will be required to refund any amounts to United Power or MPEI, if United Power or MPEI will be required to pay us any additional amounts, or if the portion of the contract termination payment allocated to the transmission credit will further change.
NRPPD Complaint: On March 25, 2024, NRPPD filed an FPA section 206 proceeding with FERC, Docket No. EL24-93, against us and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 19 Order and Basin Eastern WPC. In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from us is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On May 8, 2024, we and Basin separately filed answers to NRPPD's complaint and requested FERC to deny NRPPD's complaint. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC also determined that NRPPD's withdrawal from us does not cause a breach of the Basin Eastern WPC. On January 3, 2025, Basin filed a request for rehearing with FERC of FERC's December 5 order related to FERC's interpretation of the Basin Eastern WPC that NRPPD's withdrawal from us is not a breach of the Basin Eastern WPC. On February 3, 2025, FERC issued a notice stating the request for hearing was denied by operation of law. On February 13, 2025, Basin filed a petition for review of FERC's December 5 order, Case No. 25-1060, with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, we filed a notice of intervention in Basin's petition for review in support of Basin. On March 25, 2025, the DC Circuit Court of Appeals ordered that this case be held in abeyance until the completion of FERC's proceedings. On April 29, 2025, FERC issued a substantive order on rehearing addressing the complaint filed by NRPPD. The hearing order modified the discussion in, but sustained the results of, FERC's December 5, 2024 order. It is not possible to predict the outcome of this matter.

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
NOTE 19 – SUBSEQUENT EVENT
On April 7, 2025, we used a portion of MPEI's contract termination payment proceeds to payoff the $40 million balance on our 2020 variable interest rate term loan with CFC.

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
We are owned entirely by our forty-three Members of which forty are Utility Members. Thirty-six of our Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. We have three Non-Utility Members. We are regulated as a public utility under Part II of the FPA.
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
We sold 4.1 million MWhs for the three months ended March 31, 2025, of which 81.6 percent was to Utility Members. Total revenue from electric sales was $304.4 million for the three months ended March 31, 2025 of which 84.1 percent was from Utility Member sales. Our results for the three months ended March 31, 2025 were primarily impacted by lower natural gas and market electric energy prices, which were in part due to relatively regional mild winter weather.
•Utility Member electric sales decreased $39.8 million, or 13.5 percent, primarily due to a decrease of 729,352 MWhs sold, or 19.0 percent, for the three months ended March 31, 2025 compared to the same period in 2024 due to the withdrawal of two former Utility Members. The impact of these withdrawals was offset by increased sales to our remaining Utility Members due to load growth and other factors.
•Non-member electric sales increased $12.8 million, or 35.9 percent, primarily due to higher long-term sales (in MWhs), offset by lower average prices.
•Fuel expense decreased $24.5 million, or 32.1 percent, primarily due to a decrease in generation at both our coal and gas-fired facilities, as well as lower prices for coal.
Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, all energy and capacity required for the operation of the Utility Member's system, as modified by two programs (5 percent self-supply and our BYOR Program). Our wholesale electric service contracts with our forty Utility Members currently extend through 2050. Each Utility Member may elect to provide up to 5 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of March 31, 2025, 20 Utility Members have enrolled in this program with capacity totaling approximately 93 MWs, of which 84 MWs are in operation.
Our BYOR Program provides our Utility Members with the flexibility to build, own or contract for power supply projects while avoiding cost shifts amongst our Utility Members. Under the BYOR Program, Utility Members interested in participating in the BYOR Program will propose projects that they will own or control and that do not exceed 40 percent of their 2022 peak load during our peak period and which projects will not have an adverse impact on our reliability, overall system costs or compliance with environmental objectives as determined in accordance with our BYOR tariff. If a Utility Member-proposed resource is accepted following the program evaluation process, a Utility Member will enter into an agreement enabling us to purchase the output of the BYOR project and that output will be deemed to serve the Utility Member’s load. Our inaugural BYOR Program cycle was initiated in the third quarter of 2024 with execution of agreements with participating Utility Members expected in the second quarter of 2025. For further information on our BYOR Program see “Item 1 – BUSINESS – MEMBERS” in our annual report on Form 10-K for the year ended December 31, 2024.
Our wholesale electric service contracts with our Utility Members provide for us to establish a committee every 5 years to review the wholesale electric service contracts for the purposes of making recommendations to our Board concerning any suggested modifications. Our last contract committee began in March 2024 and provided its recommendation of modifications to the wholesale electric service contracts with our Utility Members to our Board in April 2025. The committee recommend, and our Board approved, extending the initial expiration date of the wholesale electric service contract from 2050 to 2066, removing the 5 percent self-supply limit in the existing wholesale electric service contract, and adjusting the self-supply limit to 20 percent, which will be memorialized in a Board Policy that will be filed with FERC. Our Board approved a new form wholesale electric service contract with an extended initial expiration date of December 31, 2066, and encouraged our Utility Members to sign the new form wholesale electric service contract in May 2025. We plan to file the executed wholesale electric service contracts with the extended term with FERC in early June 2025.
In coordination with our Utility Members, we are developing a repeatable process for incorporating high impact loads that have large load requirements, including data centers, into our system. We and our Utility Members have received numerous requests to serve large, high impact loads in the near term. We expect to file this summer a high impact load tariff and related pro forma agreement with FERC for acceptance.
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
In December 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology. We have filed multiple revised Rate Schedule 281 with FERC as directed by FERC's compliance filing orders, including our latest revised Rate Schedule 281 that we filed in February 2025. For further information see “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2024 and Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
On May 1, 2024, United Power withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. United Power’s contract termination payment amount was $709.4 million. Our Board deferred a portion of the contract termination payment and a portion was related to a transmission credit that was deferred as required by FERC's orders on our Rate Schedule 281. For further information see “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2024 and Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
On February 1, 2025, MPEI withdrew from membership in us and pursuant to Rate Schedule 281 and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI’s contract termination payment amount was $86 million, including MPEI's pro rata share of our power purchase obligations in the Western Interconnection. MPEI paid us an exit fee in cash of $71.6 million and relinquished its right to any patronage capital in us resulting in a discounted patronage capital credit of $14.5 million. Such amounts remain subject to true up in accordance with Rate Schedule 281 and MPEI's Membership Withdrawal Agreement. Of the total contract termination payment, based upon our current estimate, $25.4 million of MPEI's contract termination payment was related to a transmission credit based upon Rate Schedule 281 and applicable FERC orders for the portion of transmission debt allocated to MPEI that was deferred as required by FERC's orders on our Rate Schedule 281. We estimate the remaining $60.6 million was membership withdrawal that our Board deferred as a regulatory liability.
The portion of the contract termination payment allocated to the transmission credit for both United Power and MPEI is subject to further change based upon FERC's order of our February 2025 revised Rate Schedule 281 that is pending with FERC.

In March 2024, LPEA provided us a non-conditional notice to withdraw from membership in us, with an April 1, 2026, withdrawal effective date. In December 2024, NRPPD provided us a non-conditional notice of intent to withdraw, with a January 1, 2027, withdrawal effective date. We cannot predict if LPEA or NRPPD will withdraw from us and terminate their respective wholesale electric service contract early.
LPEA’s and NRPPD's estimated contract termination payments based upon the February 2025 version of Rate Schedule 281 is approximately $208 million and $13 million, respectively, prior to any adjustment related to the discounted patronage capital. LPEA's estimated contract termination payment does not include its pro rata share of our power purchase obligations in the Western Interconnection. NRPPD's estimated contract termination payment is our current estimate of the amount we are required to pay Basin under our wholesale power contract with Basin as a result of the Utility Member's withdrawal, subject to true-up after the amount is agreed to with Basin. LPEA and NRPPD comprised 7.2 percent of our Utility Member revenue and 0.4 percent of our operating revenue for the three months ended March 31, 2025.
Rate Schedule 281 and the contract termination payments are also subject to review and modification through proceedings currently pending with FERC and petitions for review filed in the federal courts. See Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Consistent with prior withdrawals of Utility Members, we anticipate that some or all of LPEA's contract termination payment received may be deferred as regulatory liabilities, subject to our Board's discretion, and the contract termination payments from United Power, MPEI, and LPEA may be recognized as revenue in future periods to offset the revenue otherwise recoverable from Utility Members. We expect our non-member electric sales revenue and the amount of long-term energy sold to non-members to continue to increase in the future. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” and "RISK FACTORS - Members and Regulatory Risks" in our annual report on Form 10-K for the year ended December 31, 2024.
Colorado Electric Resource Plan and New Era Program
Colorado Electric Resource Plan
In December 2023, we filed Phase I of our 2023 ERP with the COPUC, which included retirement of Craig Generating Station Unit 3 by January 1, 2028 and, if we receive New ERA Program funding and reach agreements with the applicable parties, our preferred plan retires Springerville Unit 3 by March 1, 2031. In September 2024, Phase II of our 2023 ERP was initiated with the issuance of three requests for proposals. In April 2025, we filed our 2023 ERP Implementation Report with the COPUC identifying our preferred portfolio of resources to be acquired during the period of 2026-2031. Phase II resource plan modeling indicated selection of the least-cost portfolio. The preferred portfolio adds 10 projects that result in 700 MWs of power purchase wind and solar, 650 MWs of contracted storage, and 307 MWs of owned gas, replaces the turbines at J.M. Shafer Generating Station to improve its capacity contributions, and maintains previously announced Craig Generating Station Unit 3 and Springerville Unit 3 retirement dates. For further information regarding our 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2024.
New ERA Program
In September 2023, we submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New ERA Program, a $9.7 billion USDA program that is funded by the IRA. Our portfolio proposed in our Letter of Interest was the result of resource and financial modeling performed in connection with our preferred IRA scenario as part of Phase I of our 2023 ERP. In March 2024, we received an Invitation to Proceed from the USDA to complete the New ERA Program Application, and in June 2024, we submitted our Application. We have signed award commitment letters from USDA. In late March 2025, we were informed by the USDA that the New ERA Program had been released from agency review, during which time funding distribution had been paused. Although we completed the necessary steps to re-enter the agency’s queue for continuing to process our award, there can be no guarantee that USDA will continue to process our award, the timing of such processing and whether the scope and amounts of funds included in the award commitment letters will be remain the same and the timing of such disbursements, if any. For further information, see “Item 1 – BUSINESS — Overview” and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2024.
Solar Projects Construction
Construction of the 145 MW Axial Basin Solar project, located in northwestern Colorado near the Colowyo Mine, continues to progress with module installation and inverter cable terminations in process. Construction of the 110 MW Dolores

Canyon Solar project, located in southwestern Colorado, also continues to progress with module installation in process and the main power transformer set on the foundation.
Both projects are expected to achieve commercial operation in the second half of 2025. To the extent available, we also expect to utilize direct pay of federal tax benefits as provided in the IRA for both projects.
Colowyo Mine Transition
In September 2024, our Board approved a 2025 budget reflecting a decision to transition from mining to full reclamation at Colowyo Coal's Colowyo Mine in the latter part of 2025. During the first quarter of 2025, we accelerated approximately $21.2 million in depreciation and amortization related to asset retirement obligations, development costs and depletion of coal reserves. We recognized deferred membership withdrawal income in an amount equal to such expenses resulting in no impact to our Utility Member's wholesale rate for 2025.
Changing Environmental Regulations
We are subject to extensive federal, state and local environmental requirements. The current federal administration is expected to bring a change in direction for federal environmental regulations. We are tracking environmental and permitting policy and proposed regulatory changes; however, it remains too early to tell what most of these will mean for us in practice and it is unclear what will survive expected legal challenges. We are monitoring to evaluate relevance, risk, and impact to our operations and plans.
For further discussion regarding potential effects on our business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of March 31, 2025, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2024.
Factors Affecting Results
Master Indenture
As of March 31, 2025, we had approximately $2.8 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. As of December 31, 2024, our DSR was 1.34 and our ECR was 24.7 percent. Pursuant to our Master Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of March 31, 2025, we have retired approximately $630.3 million of patronage capital to our Members.

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
Rates and Regulation
Our electric sales revenues are derived from wholesale electric service sales to our Utility Members and non-member purchasers. Revenues from electric power sales to our Utility Members are primarily from our Class A wholesale rate schedule filed with FERC. Revenues from wholesale electric power sales to our non-member purchasers is primarily pursuant to our market-based rate authority.
In May 2024, we filed with FERC a request to adopt a new Class A wholesale rate schedule (A-41) for electric power sales to our Utility Members. The wholesale rate maintains our postage stamp rate, with the same rate components for all our Utility Members, and incorporates a new formulary rate, which can be adjusted annually based on the budgets approved by our Board, including an annual true-up mechanism. In July 2024, FERC issued an order accepting our A-41 wholesale rate schedule, effective August 1, 2024, subject to refund. FERC further set our rate filing for settlement and hearing procedures. Settlement discussions on our A-41 wholesale rate schedule are ongoing and the hearing is held in abeyance. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in our annual report on Form 10-K for the year ended December 31, 2024.
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
Supply Chain Impacts
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing longer lead-times on the procurement of certain materials and equipment. Supply chain price inflation has contributed to lingering high prices for materials and equipment. Tariffs are a new area of concern, with both domestic and international supply chains anticipating or experiencing increases in pricing. The tariffs being put into place are far reaching and widespread, making it difficult for us and our suppliers to avoid or substantially mitigate the impacts of higher costs throughout the supply chain. We continue to monitor potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures, tariffs, and supply chain disruptions.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, leasing, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2025	2024	Amount	Percent
Operating revenues
Utility Member electric sales	$256,000	$295,826	$(39,826)	(13.5)%
Non-member electric sales	48,406	35,619	12,787	35.9%
Rate stabilization	44,943	—	44,943	100.0%
Provision for rate refunds	(2,554)	—	(2,554)	100.0%
Other	28,405	20,104	8,301	41.3%
Total operating revenues	$375,200	$351,549	$23,651	6.7%

Energy sales (in MWh):
Utility Member electric sales	3,378,839	4,172,191	(793,352)	(19.0)%
Non-member electric sales	762,727	452,773	309,954	68.5%
	4,141,566	4,624,964	(483,398)	(10.5)%
•Excluding United Power and MPEI, Utility Member load growth increased 145,014 MWhs, or 4.5 percent, during the three months ended March 31, 2025 compared to the same period in 2024. The two membership withdrawals over the past year resulted in a decrease of 938,369 MWhs sold to those customers for the three months ended March 31, 2025 compared to the same period in 2024. The impact of the United Power and MPEI membership withdrawals to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.
•Non-member electric sales revenue increased primarily due to higher long-term sales partially offset by lower market prices. Long-term sales increased 312,092 MWhs to 531,022 MWhs for the three months ended March 31, 2025 compared to 218,930 MWhs for the same period in 2024. The ability to sell excess power to non-members after United Power's and MPEI's membership withdrawal contributed significantly to the increase in non-member electric sales.
•We recognized $44.9 million of previously deferred membership withdrawal income during the three months ended March 31, 2025 as part of our rate stabilization measures compared to no deferred membership withdrawal income being recognized during the same period in 2024. The 2025 deferred membership withdrawal income includes $21.2 million of deferred membership withdrawal income to offset the expense recognition for accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine later in 2025 and $23.7 million in deferred membership withdrawal income related to rate stabilization measures in order to meet our financial ratios and goals.
•In March 2025, we recorded a provision for rate refund in the amount of $2.6 million related to FERC's orders on our Rate Schedule 281 (contract termination payment methodology) that addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. See Note 18 - Legal - CTP Proceeding.
•Other operating revenue increased primarily due to higher wheeling revenue and an increase in lease revenue related to two tolling agreements for three units at simple-cycle combustion turbines for all capacity and energy through the operation of such units.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2025	2024	Amount	Percent
Operating expenses
Purchased power	$97,144	$93,070	$4,074	4.4%
Fuel	51,800	76,340	(24,540)	(32.1)%
Production	36,494	42,126	(5,632)	(13.4)%
Transmission	44,090	47,558	(3,468)	(7.3)%
General and administrative	39,301	21,733	17,568	80.8%
Depreciation, amortization and depletion	72,781	44,624	28,157	63.1%
Coal mining	(6,358)	1,078	(7,436)	(689.8)%
Other	3,010	2,950	60	2.0%
Total operating expenses	$338,262	$329,479	$8,783	2.7%

•Fuel expense decreased primarily due to a decrease of 209,564 MWhs in generation by our natural gas-fired generating facilities, a lower average rate for coal, and a decrease of 177,286 MWhs in generation by our coal-fired generating facilities during the three months ended March 31, 2025 compared to the same period in 2024.
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities and an overall increase in expenses related to general and administrative labor and benefits.
•Depreciation, amortization and depletion increased primarily due to accelerated depreciation and amortization from the transition from mining to reclamation at Colowyo Mine. Additionally, depreciation, amortization and depletion was higher for the three months ended March 31, 2025 compared to the same period in 2024 due to depreciation rates that went into effect August 1, 2024 after issuance of the FERC order accepting our A-41 formula rate to our Utility Members.
Financial Condition as of March 31, 2025 Compared to December 31, 2024
The principal changes in our financial condition from December 31, 2024 to March 31, 2025 were due to increases and decreases in the following:
Assets
•Restricted cash and investments-current increased $17.4 million to $18.1 million as of March 31, 2025 compared to

$0.7 million as of December 31, 2024. The increase was primarily due to $16.8 million that was deposited with our Master Indenture trustee in March 2025 in advance of our April 1, 2025 debt service payments for the First Mortgage Obligations, Series 2014B and Moffat County Pollution Control Bonds. In accordance with our Master Indenture, we are required to fund the account one day prior to debt service payments.
Liabilities
•Short-term borrowings increased $46.7 million to $46.8 million as of March 31, 2025 compared to $0.1 million as of December 31, 2024. The increase was to support operating cash flow.
•Regulatory liabilities increased $39.8 million to $536.8 million as of March 31, 2025 compared to $497.0 million as of December 31, 2024. The increase was primarily due to MPEI's $86.0 million contract termination payment amount arising from its withdrawal from membership in us and the termination of its wholesale electric service contract with us. Our Board deferred as a regulatory liability $60.6 million of MPEI's contract termination payment amount. The remaining $25.4 million was related to a transmission credit for the portion of transmission debt allocated to MPEI and required to be deferred pursuant to FERC's orders and Rate Schedule 281. Regulatory liabilities was also impacted by the recognition of deferred membership withdrawal income of $44.9 million during the three month period ended March 31, 2025 as part of our rate stabilization measures, including $21.2 million related to Colowyo Mine's transition to full reclamation later in 2025 and $23.7 million in order to meet our financial goals in our Board Policy for Financial Goals and Capital Credits.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of March 31, 2025, we had $266.2 million in cash and cash equivalents. Our committed credit arrangement as of March 31, 2025 is as follows (dollars in thousands):

	Authorized Amount		Available March 31, 2025
2022 Revolving Credit Agreement	$520,000	(1)	$470,120	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable as of March 31, 2025 was $50 million which was dedicated to support outstanding commercial paper and an outstanding letter of credit for the benefit of RUS as part of our loan agreement for the Rural Energy Savings Program.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $72 million of the letter of credit sublimit, and $453 million of the commercial paper back-up sublimit remained available as of March 31, 2025.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of March 31, 2025) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of March 31, 2025) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2022 Revolving Credit Agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facility.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of March 31, 2025, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of March 31, 2025, we had $47 million commercial paper outstanding and $453 million available on the commercial paper back-up sublimit. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.

As a requirement of a loan from RUS provided as part of the Rural Energy Savings Program and our Electrify and Save® On-Bill Repayment Program, we are required to maintain a letter of credit for the benefit of RUS, which is currently in the amount of $3 million.
On April 7, 2025, we used a portion of MPEI's contract termination payment proceeds to payoff the $40 million balance on our 2020 variable interest rate term loan with CFC.
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
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating activities. Net cash provided by operating activities was $120.8 million for the three months ended March 31, 2025 compared to $35.6 million for the same period in 2024, an increase in net cash provided by operating activities of $85.2 million. The increase in net cash provided by operating activities was primarily impacted by MPEI's contract termination payment of $86.0 million. Additionally, cash provided by operating activities was also impacted by the timing of cash collected from Member accounts receivable, payment of trade payables and accrued expenses.
Investing activities. Net cash used in investing activities was $89.0 million for the three months ended March 31, 2025 compared to $48.3 million for the same period in 2024, an increase in net cash used in investing activities of $40.7 million. The increase in net cash used in investing activities was impacted by construction costs for the Axial Basin Solar and Dolores Canyon Solar facilities and capital expenditures for various transmission and generation projects. Additionally, on February 1, 2025, we sold to MPEI certain assets for $5.9 million that were primarily used to serve MPEI's load.
Financing activities. Net cash provided by financing activities was $21.6 million for the three months ended March 31, 2025 compared to $33.6 million for the same period in 2024, a decrease in net cash provided by financing activities of $12.0 million. The decrease in net cash provided by financing activities was primarily due to fewer debt principal payments and a decrease in commercial paper issuances. Additionally, financing activities was impacted by a patronage capital retirement of $14.5 million resulting from MPEI's withdrawal, with the amount of the discounted patronage capital credit applied to MPEI's contract termination payment.
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
Our actual capital expenditures depend on a variety of factors, including assumptions related to our 2023 ERP, receipt of New ERA Program funding and other federal programs, Utility Member load growth or Utility Member withdraws, BYOR Program, availability of necessary permits, regulatory changes, environmental requirements, inflation, tariffs, construction delays and costs, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from our projections.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks during the most recent fiscal quarter from those reported in our annual report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Controls
During the third quarter of 2024, we completed the migration and upgrade to a new hosted software solution for our accounting and supply chain management systems, along with other systems. The implementation and migration of the new software solution results in material changes to our internal controls over financial reporting. We have updated the internal controls as appropriate and will continue to monitor the impact of the new software solution on our financial reporting business processes. Other than related to the new software solution, there were no changes that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Tri-State Generation and Transmission Association, Inc.

Date: May 9, 2025	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: May 9, 2025		/s/ Todd E. Telesz
Todd E. Telesz
Senior Vice President/Chief Financial Officer (Principal Financial Officer)