Form 10-Q
period 2025-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2025-08-08
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between us and CFC, as administrative agent
2023 ERP	our 2023 Electric Resource Plan filed with the COPUC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
BYOR	Bring Your Own Resource
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of ours
COPUC	Colorado Public Utilities Commission
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	Accounting principles generally accepted in the United States
IRA	Inflation Reduction Act of 2022
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between us and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	our Utility Members and Non-Utility Members
MPEI	Mountain Parks Electric, Inc.
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
Non-Utility Members	our non-utility members
NRPPD	Northwest Rural Public Power District
New ERA Program	USDA's Empowering Rural America Program
OATT	Open Access Transmission Tariff
Renewable Revolving Credit Agreement	Renewable Revolving Credit Agreement, dated as of June 18, 2025, between us and CFC, as administrative agent
RUS	Rural Utilities Service
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of ours
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period

Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
USDA	United States Department of Agriculture
Utility Members	our electric distribution member systems

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Property, plant and equipment
Electric plant
In service	$5,813,087	$5,701,182
Construction work in progress	424,029	368,473
Total electric plant	6,237,116	6,069,655
Less allowances for depreciation and amortization	(2,901,720)	(2,838,877)
Net electric plant	3,335,396	3,230,778
Other plant	958,438	958,993
Less allowances for depreciation, amortization and depletion	(822,756)	(770,270)
Net other plant	135,682	188,723
Total property, plant and equipment	3,471,078	3,419,501
Other assets and investments
Investments in other associations	190,802	192,680
Investments in and advances to coal mines	1,726	1,711
Restricted cash and investments	2,307	3,436
Intangible assets, net	33,766	39,556
Other noncurrent assets	14,119	18,407
Total other assets and investments	242,720	255,790
Current assets
Cash and cash equivalents	181,507	229,357
Restricted cash and investments	1,266	744
Deposits and advances	35,080	38,180
Accounts receivable—Utility Members	95,565	85,450
Other accounts receivable	24,317	28,727
Coal inventory	107,256	95,511
Materials and supplies	116,720	110,775
Total current assets	561,711	588,744
Deferred charges
Regulatory assets	801,455	816,541
Other	60,699	51,735
Total deferred charges	862,154	868,276
Total assets	$5,137,663	$5,132,311
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$898,371	$912,922
Accumulated other comprehensive loss	1,206	965
Noncontrolling interest	130,330	130,498
Total equity	1,029,907	1,044,385
Long-term debt	2,870,023	2,857,346
Total capitalization	3,899,930	3,901,731
Current liabilities
Utility Member advances	5,024	5,128
Accounts payable	172,758	158,176
Short-term borrowings	44,754	100
Accrued expenses	28,879	42,705
Current asset retirement and environmental remediation obligations	72,670	28,451
Accrued interest	22,751	21,454
Accrued property taxes	18,465	31,363
Current maturities of long-term debt	78,944	88,658
Total current liabilities	444,245	376,035
Deferred credits and other liabilities
Regulatory liabilities	490,672	497,028
Deferred income tax liability	12,217	12,217
Asset retirement and environmental remediation obligations	199,701	243,440
Other	81,756	93,058
Total deferred credits and other liabilities	784,346	845,743
Accumulated postretirement benefit and postemployment obligations	9,142	8,802
Total equity and liabilities	$5,137,663	$5,132,311
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues
Utility Member electric sales	$257,649	$258,286	$513,649	$554,112
Non-member electric sales	44,497	38,768	92,903	74,387
Rate stabilization	43,183	16,901	88,126	16,901
Provision for rate refunds	5,273	—	2,719	—
Other	39,525	23,544	67,930	43,648
	390,127	337,499	765,327	689,048

Operating expenses
Purchased power	110,405	98,840	207,549	191,910
Fuel	36,543	32,208	88,343	108,548
Production	37,686	47,057	74,180	89,183
Transmission	41,869	44,964	85,959	92,522
General and administrative	39,977	23,830	79,278	45,563
Depreciation, amortization and depletion	71,154	44,152	143,935	88,776
Coal mining	13,530	1,027	7,172	2,105
Other	2,032	3,250	5,042	6,200
	353,196	295,328	691,458	624,807

Operating margins	36,931	42,171	73,869	64,241

Other income
Interest	2,562	4,941	5,611	6,440
Capital credits from cooperatives	22	—	1,135	1,281
Other income	477	(1,197)	634	4,123
	3,061	3,744	7,380	11,844

Interest expense
Interest	47,587	45,379	90,655	89,705
Interest charged during construction	(5,330)	(2,765)	(10,452)	(4,597)
	42,257	42,614	80,203	85,108

Income tax expense	—	—	—	—

Net margins including noncontrolling interest	(2,265)	3,301	1,046	(9,023)
Net margin attributable to noncontrolling interest	(49)	(2,793)	(95)	(5,497)
Net margins attributable to the Association	$(2,314)	$508	$951	$(14,520)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net margins including noncontrolling interest	$(2,265)	$3,301	$1,046	$(9,023)
Other comprehensive income:
Unrealized gain on securities available for sale	55	55	120	65
Amortization of prior service credit on postretirement benefit obligation included in net margin	—	(127)	—	(536)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	60	220	121	509
Other comprehensive income	115	148	241	38

Comprehensive income (loss) including noncontrolling interest	(2,150)	3,449	1,287	(8,985)
Net comprehensive income attributable to noncontrolling interest	(49)	(2,793)	(95)	(5,497)

Comprehensive income (loss) attributable to the Association	$(2,199)	$656	$1,192	$(14,482)
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Patronage capital equity at beginning of period	$901,705	$969,553	$912,922	$984,581

Net margins attributable to the Association	(2,314)	508	951	(14,520)
Retirement of patronage capital	(1,020)	(82,200)	(15,502)	(82,200)
Patronage capital equity at end of period	898,371	887,861	898,371	887,861

Accumulated other comprehensive gain (loss) at beginning of period	1,091	(949)	965	(839)
Unrealized gain on securities available for sale	55	55	120	65
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	—	(127)	—	(536)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	60	220	121	509
Accumulated other comprehensive gain (loss) at end of period	1,206	(801)	1,206	(801)

Noncontrolling interest at beginning of period	130,281	126,945	130,498	134,269

Net comprehensive income attributable to noncontrolling interest	49	2,793	95	5,497
Equity distribution to noncontrolling interest	—	—	(263)	(10,028)
Noncontrolling interest at end of period	130,330	129,738	130,330	129,738
Total equity at end of period	$1,029,907	$1,016,798	$1,029,907	$1,016,798
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net margins including noncontrolling interest	$1,046	$(9,023)
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	143,935	88,776
Amortization of intangible asset	7,030	—
Amortization of NRECA Retirement Security Plan prepayment	2,686	2,686
Amortization of debt issuance costs	1,047	1,462
Accretion of asset retirement obligation	4,263	3,962
Deposits associated with generator interconnection requests	(7,047)	9,932
Rate stabilization revenue	(88,126)	(16,901)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,864	1,914
Changes in operating assets and liabilities:
Accounts receivable	(5,703)	3,188
Coal inventory	(11,745)	(16,105)
Materials and supplies	(5,944)	(3,557)
Accounts payable and accrued expenses	(2,776)	(527)
Accrued interest	1,296	(2,004)
Accrued property taxes	(12,898)	(11,548)
Deferred membership withdrawal	86,033	709,395
Other	(7,869)	(18,063)
Net cash provided by operating activities	107,092	743,587

Investing activities
Purchases of plant	(178,660)	(155,210)
Sale of electric plant	5,917	75,000
Sale of non-utility assets	—	3,136
Purchase of investments	—	(95,000)
Changes in deferred charges	(9,470)	(5,245)
Net cash used in investing activities	(182,213)	(177,319)

Financing activities
Changes in Member advances	(104)	(3,677)
Payments of long-term debt	(70,665)	(222,881)
Proceeds from issuance of long-term debt	74,000	—
Debt issuance costs	(1,054)	(8)
Change in short-term borrowings, net	44,554	(68,304)
Retirement of patronage capital	(19,234)	(87,414)
Equity distribution to noncontrolling interest	(263)	(10,028)
Other	(570)	(527)
Net cash provided by financing activities	26,664	(392,839)

Net increase in cash, cash equivalents and restricted cash and investments	(48,457)	173,429
Cash, cash equivalents and restricted cash and investments – beginning	233,537	110,018
Cash, cash equivalents and restricted cash and investments – ending	$185,080	$283,447

Supplemental cash flow information:
Cash paid for interest	$73,721	$86,937
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$4,484	$(2,769)
Lease asset additions	$927	$4,509
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for an entire year or any other period.
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
On February 1, 2025, Mountain Park Electric, Inc. (“MPEI") withdrew from membership in us and pursuant to Rate Schedule 281 (contract termination payment methodology) on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI’s contract termination payment amount was $86.0 million, including MPEI's pro rata share of our power purchase obligations in the Western Interconnection. MPEI paid us an exit fee in cash of $71.6 million and relinquished its right to any patronage capital in us resulting in a discounted patronage capital credit of $14.5 million. In May 2025, we trued-up MPEI's discounted patronage capital in accordance with Rate Schedule 281 and MPEI's Membership Withdrawal Agreement resulting in a payment to MPEI of $1 million that was made in June 2025. Our Board deferred a portion of the contract termination payment and a portion was related to a transmission credit that was deferred as required by FERC's orders on our Rate Schedule 281. The portion of the contract termination payment allocated to the transmission credit for both United Power and MPEI is subject to further change based upon FERC's August 2025 order of our February 2025 and May 2025 compliance filings related to Rate Schedule 281.
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

In December 2023, FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures by providing additional information related to the following:
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
Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Regulatory assets
Deferred income tax expense (1)	$12,217	$12,217
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	71,115	72,260
Deferred debt prepayment transaction costs (3)	93,474	97,789
Deferred Holcomb expansion impairment loss (4)	67,783	70,121
New Horizon Mine environmental obligation (5)	43,224	44,121
Unrecovered plant (6)	513,642	520,033
Total regulatory assets	801,455	816,541

Regulatory liabilities
Interest rate swap - realized gain (7)	1,154	1,390
Membership withdrawal (8)	239,691	319,368
Withdrawal related transmission credit (9)	249,827	176,270
Total regulatory liabilities	490,672	497,028
Net regulatory asset	$310,783	$319,513
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
(8)     Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. On February 1, 2025, MPEI withdrew from membership in us and MPEI's contract termination payment amount was $86.0 million, of which $60.6 million we estimate, based upon FERC's April 2025 order on our Rate Schedule 281, was membership withdrawal that was deferred by our Board as a regulatory liability. Based on FERC's April 2025 FERC order on our Rate Schedule 281, we adjusted the United Power Inc. ("United Power") deferred membership withdrawal income from $530.1 million to $478.0 million and the United Power transmission credit from $179.3 million to $231.4 million. The MPEI deferred membership withdrawal income and transmission credit are based upon such April 2025 FERC order. The deferred membership withdrawal will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year used first. During the six months ended June 30, 2025, $88.1 million was recognized in operating revenues as part of our rate stabilization measures. See Note 13 - Revenue and Note 18 - Legal.
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

ELECTRIC PLANT:  As of June 30, 2025, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,105,374	$(1,786,720)	$1,318,654
Transmission plant	1.17%	to	1.84%	2,028,693	(725,061)	1,303,632
General plant	1.20%	to	11.60%	439,159	(289,667)	149,492
Other	2.75%	to	10.00%	239,861	(100,272)	139,589
Electric plant in service (at cost)				$5,813,087	$(2,901,720)	2,911,367
Construction work in progress						424,029
Electric plant						$3,335,396

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
In 2024, we purchased both the 145 MW Axial Basin Solar project being developed in northwestern Colorado and the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Both projects are under construction and are expected to achieve commercial operation in the fourth quarter of 2025.
Both acquisitions were accounted for as an asset acquisition in accordance with the accounting requirements for business combinations since we purchased the project assets and not a business. As such, the asset acquisitions and subsequent facility development costs are being capitalized which is included in construction work in progress.
JOINTLY OWNED FACILITIES:  Our share in each jointly owned facility is as follows as of June 30, 2025 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,510	$282,624	$—
MBPP - Laramie River Station	28.50%	540,952	356,174	1,762
Total		$933,462	$638,798	$1,762
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

Other plant assets are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Colowyo Mine assets	$402,927	$403,482
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(295,128)	(242,654)
Net mine assets	114,086	167,115
Non-utility assets	549,224	549,224
Accumulated depreciation	(527,628)	(527,616)
Net non-utility assets	21,596	21,608
Net other plant	$135,682	$188,723
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
Investments in other associations are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Basin Electric Power Cooperative	$139,793	$140,025
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,599	12,599
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	17,960	19,500
Other	5,396	5,502
Investments in other associations	$190,802	$192,680
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2025 or during 2024.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$181,507	$229,357
Restricted cash and investments - current	1,266	744
Restricted cash and investments - noncurrent	2,307	3,436
Cash, cash equivalents and restricted cash and investments	$185,080	$233,537
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2025, we recognized $0.3 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable - Utility Members	$95,565	$85,450

Other accounts receivable - trade:
Non-member electric sales	11,835	21,035
Other	8,970	3,642
Total other accounts receivable - trade	20,805	24,677
Other accounts receivable - nontrade	3,512	4,050
Total other accounts receivable	$24,317	$28,727

Contract liabilities (unearned revenue)	$3,194	$3,480
NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2025	December 31, 2024
Preliminary surveys and investigations	$12,525	$12,192
Advances to operating agents of jointly owned facilities	16,972	7,502
Lease right-of-use assets	10,583	10,177
Other	20,619	21,864
Total other deferred charges	$60,699	$51,735
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
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of June 30, 2025, we had $472 million in availability (including $72 million under the letter of credit sublimit and $455 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
On June 18, 2025, we entered into a renewable secured revolving credit facility with CoBank, as lead arranger, and CFC, as administrative agent, in the amount of $250 million ("Renewable Revolving Credit Agreement") that expires on June 18, 2030. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. As of June 30, 2025, we had borrowed $74 million in adjusted Term SOFR rate loans and $176 million of availability remained.
Long-term debt consists of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Total debt	$2,965,228	$2,961,992
Less debt issuance costs	(17,697)	(17,690)
Less debt discounts	(8,228)	(8,380)
Plus debt premiums	9,664	10,082
Total debt adjusted for debt issuance costs, discounts and premiums	2,948,967	2,946,004
Less current maturities	(78,944)	(88,658)
Long-term debt	$2,870,023	$2,857,346
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
Short-term borrowings consisted of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Commercial paper outstanding, net of discounts	$44,654	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	4.65%	—%

As of June 30, 2025, we had $45 million commercial paper outstanding and $455 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 8 – Long-Term Debt.
NOTE 10 – ASSET RETIREMENT AND ENVIRONMENTAL REMEDIATION OBLIGATIONS
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
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental remediation obligations are as follows (dollars in thousands):

Six Months Ended June 30, 2025
Obligations at beginning of period	$271,891
Liabilities incurred	3,518
Liabilities settled	(6,932)
Accretion expense	3,894
Total obligations at end of period	$272,371
Less current obligations at end of period	(72,670)
Long-term obligations at end of period	$199,701
The New Horizon Mine environmental remediation liability balance is $68.5 million as of June 30, 2025. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. During the first quarter of 2025, we recognized a change in estimate related to the Colowyo Mine asset retirement obligation due to a change in the planned timing of full reclamation to 2025 and an updated cost estimate. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.

We also have asset retirement obligations with indeterminate settlement dates. These are made up primarily of obligations attached to transmission and other easements that are considered by us to be operated in perpetuity and therefore the measurement of the obligation is not possible. A liability will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates as is needed to employ a present value technique to estimate fair value. During the first quarter of 2025, we recognized a liability totaling $3.5 million related to transmission assets that will be settled between 2026 and 2028.
In May 2024, the Environmental Protection Agency ("EPA") published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. We are analyzing the final rule for possible impacts on our operations.
NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	June 30, 2025	December 31, 2024
Transmission easements	$15,659	$18,517
OATT deposits	25,367	32,587
Financial liabilities - reclamation	9,397	11,077
Customer deposits	15,454	14,955
Contract liabilities (unearned revenue) - noncurrent	3,194	3,480
Lease liabilities - noncurrent	6,015	5,715
Other	6,670	6,727
Total other deferred credits and other liabilities	$81,756	$93,058
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $22.4 million will be paid by us for these easements from 2025 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present values for the remaining easement payments were $15.7 million as of June 30, 2025 and $18.5 million as of December 31, 2024, respectively, which are recorded as other deferred credits and other liabilities. In April 2025, we submitted a notice of our intent to early terminate a portion of one of our easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way, which is anticipated to be undertaken during the spring through fall of 2026. We recognized a $1.0 million fee associated with the early termination in transmission expense on our consolidated statements of operations during the second quarter of 2025.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of June 30, 2025, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2025
Postretirement medical benefit obligation at beginning of period	$509
Interest cost	16
Benefit payments (net of contributions by participants)	(158)
Postretirement medical benefit obligation at end of period	$367
Postemployment medical benefit obligation at end of period	175
Total postretirement and postemployment medical obligations at end of period	$542
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

Six Months Ended June 30, 2025
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2025
Executive benefit restoration obligation at beginning of period	$7,918
Service cost	222
Interest cost	260
Executive benefit restoration at end of period	$8,400
Fair value of plan assets at beginning of period	$9,829
Actual return on plan assets	304
Fair value of plan assets at end of period	$10,133
Net liability at end of period	$1,733
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2025
Accumulated other comprehensive loss at beginning of period	$814
Amortization of prior service cost into other income	121
Accumulated other comprehensive loss at end of period	$935

NOTE 13 – REVENUE
Revenue from Contracts with Customers
Our revenues are derived primarily from the sale of wholesale electric service to our Utility Members pursuant to long-term wholesale electric service contracts. In June 2025, we and a majority of our Utility Members separately entered into revised wholesale electric service contracts that were filed with FERC. In August 2025, FERC accepted such revised wholesale electric service contracts, with a August 6, 2025 effective date, subject to refund. FERC further set our revised wholesale electric service contracts for settlement and hearing procedures. The revised wholesale electric service contracts supersede the Utility Member's respective 2007 wholesale electric service contract, which extended through 2050. Thirty-two of our Utility Members' revised wholesale electric service contracts have an initial expiration date of December 31, 2066. Four of our Utility Members' revised wholesale electric service contracts continue to have an initial expiration date of December 31, 2050. Four of our Utility Members elected not to sign the revised wholesale electric service contract, and such Utility Members' 2007 wholesale electric service contracts have an initial expiration date of December 31, 2050.
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
Revenue from one Utility Member, Poudre Valley Rural Electric Association, was $62.4 million, or 12.2 percent, of our Utility Member revenue and 8.2 percent of our total operating revenues six months ended June 30, 2025. No other Utility Member exceeded 10 percent of our Utility Member revenue or our total operating revenues during the six months ended June 30, 2025.
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-member electric sales:
Long-term contracts	$36,479	$29,813	$75,273	$51,188
Short-term contracts	8,018	8,955	17,630	23,199
Rate stabilization	43,183	16,901	88,126	16,901
Provision for rate refunds	5,273	—	2,719	—
Coal sales	12,466	1,814	12,466	3,458
Other	27,059	21,730	55,464	40,190
Total non-member electric sales and other operating revenue	$132,478	$79,213	$251,678	$134,936
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
Revenue from three non-members, United Power, Salt River Project Agricultural Improvement and Power District, and Western Area Power Administration, was $24.2 million, $18.6 million and $16.2 million, respectively, or 26.1 percent, 20.0 percent and 17.5 percent, respectively, of non-member electric sales and 3.2 percent, 2.4 percent and 2.1 percent, respectively, of our total operating revenues for the six months ended June 30, 2025. No other non-member exceeded 10 percent of our total non-member electric sales or our total operating revenues for the six months ended June 30, 2025.

Provision for Rate Refunds
In December 2024, we recorded a provision for rate refund in the amount of $2.5 million and in March 2025, we recorded an additional provision for rate refund in the amount of $2.6 million related to FERC's orders on our Rate Schedule 281 (contract termination payment methodology) that addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. Such refund amounts were paid in June 2025 to the two withdrawn Utility Members. See Note 18 - Legal - CTP Proceeding.
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $88.1 million of deferred membership withdrawal income for the six months ended June 30, 2025 compared to $16.9 million of deferred membership withdrawal income being recognized for the six months ended June 30, 2024. The 2025 deferred membership withdrawal income includes $40.6 million of deferred membership withdrawal income to offset the expense recognition for accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in 2025 and $47.5 million in deferred membership withdrawal income related to rate stabilization measures in order to meet our financial ratios and goals.
Coal sales
Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. We have an obligation to deliver coal and progress of completion toward our performance obligation is measured using the output method. Our performance obligation is completed as coal is delivered.
Other operating revenue
Other operating revenue consists primarily of wheeling, transmission and lease revenue. Other operating revenue also includes revenue we receive from our Non-Utility Members. Wheeling revenue is earned when we charge other energy companies for transmitting electricity over our transmission lines (payments are received in accordance with the contract terms which is within 20 days of the date the invoice is received). Transmission revenue is from Southwest Power Pool’s scheduling of transmission across our transmission assets in the Eastern Interconnection because of our membership in it (Southwest Power Pool collects the revenue from the customer and pays us for the scheduling, system control, dispatch transmission service, and the annual transmission revenue requirement). Each of these services or goods are provided over time and progress toward completion of our performance obligations are measured using the output method. Lease revenue is from lease agreements where we are the lessor for certain operational assets with third parties including a tolling agreements with third parties at our Knutson Generating Station and Pyramid Generating Station. See Note 15 - Leases.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included no income tax expense or benefit for the six months ended June 30, 2025 and the comparable period in 2024. We are continuing to evaluate the tax impacts of the contract termination payment received from MPEI. Any current tax expense expected to be realized as a result of this contract termination payment, if any, will be recorded in the fourth quarter of 2025 when the amount of deferred revenue recognized will be known.

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
Operating Leases
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $1.2 million for the three months ended June 30, 2025 and $0.7 million for the comparable period in 2024. Rent expense for all short-term and long-term operating leases was $2.4 million for the six months ended June 30, 2025 and $1.3 million for the comparable period in 2024. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	June 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$12,940	$13,221
Less: Accumulated amortization	(2,401)	(3,110)
Net operating lease right-of-use assets	$10,539	$10,111

Operating lease liabilities - current	$(630)	$(332)
Operating lease liabilities - noncurrent	(6,015)	(5,703)
Total operating lease liabilities	$(6,645)	$(6,035)

Finance leases:
Finance lease right-of-use assets	$95	$95
Less: Accumulated amortization	(51)	(29)
Net finance lease right-of-use assets	$44	$66

Finance lease liabilities - current	$(37)	$(47)
Finance lease liabilities - noncurrent	—	(12)
Total finance lease liabilities	$(37)	$(59)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	29.2	32.8
Finance leases	1.0	1.5
Weighted-average discount rate
Operating leases	6.92%	6.93%
Finance leases	6.99%	6.99%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
Year 1	$1,175	$38	$1,213
Year 2	792	—	792
Year 3	627	—	627
Year 4	555	—	555
Year 5	432	—	432
Thereafter	12,112	—	12,112
Total lease payments	$15,693	$38	$15,731
Less imputed interest	(9,048)	(1)	(9,049)
Total	$6,645	$37	$6,682
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $7.2 million and $4.7 million for the three months ended June 30, 2025 and 2024 and $14.5 million and $6.4 million for the six months ended June 30, 2025 are included in other operating revenue on our consolidated statements of operations.
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

	June 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,222	$10,133	$10,101	$9,829
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

	June 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$588	$611	$582	$587
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $142.0 million as of June 30, 2025 and $182.0 million as of December 31, 2024.
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

	June 30, 2025		December 31, 2024
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,965,228	$2,799,867	$2,961,992	$2,726,184
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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Net electric plant	$656,072	$676,367
Noncontrolling interest	130,329	130,498
Long-term debt	172,479	172,790
Accrued interest	4,997	4,997
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation, amortization and depletion	$10,147	$4,535	$20,295	$9,069
Interest	2,842	2,852	5,686	5,885
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
On May 23, 2024, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC December 19 Order (“May 23 Order”). On May 31, 2024, we filed a petition for review of the May 23 Order, Case No. 24-9538, with the 10th Circuit Court of Appeals. On June 3, 2024, the 10th Circuit Court of Appeals issued an order partially consolidating the cases for purposes of briefing. Briefing is completed.
On January 25, 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon the FERC December 19 Order. On March 29, 2024, FERC issued an order accepting our revised Rate Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. In April and June 2024, we submitted further revisions to Rate Schedule 281 as directed by FERC's March 2024 order and May 23 Order, respectively. On December 5, 2024, FERC issued an order on our compliance filings accepting our April 2024 and June 2024 revisions of Rate Schedule 281, subject to further compliance filing ("FERC December 2024 Order"). The FERC December 2024 Order addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection and referred to a provision in our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC") to inform our calculation of such amount. The FERC December 2024 Order also addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. We filed our fourth compliance filing based upon the FERC December 2024 Order with FERC on February 5, 2025. United Power and NRPPD filed protests to our fourth compliance filing and others filed comments.
We, NRPPD, and others filed requests for rehearing with FERC of the FERC December 2024 Order that were denied by operation of law. On February 12, 2025, we filed a petition for review of the FERC December 2024 Order, Case No. 25-9522, with the 10th Circuit Court of Appeals. On April 7, 2025, NRPPD also filed a petition for review of the FERC December 2024 Order with the 10th Circuit Court of Appeals. On May 23, 2025, NRPPD filed a stipulation to voluntarily dismiss its April 7 petition, which the court granted.
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
On May 14, 2025, we filed a petition for review of the April 2025 Order, Case No. 25-9544, which is procedurally consolidated with Case No. 25-9522. On June 30, 2025, we filed our opening brief and thereafter Basin filed a supporting brief.
On May 29, 2025, we filed our fifth compliance filing of our Rate Schedule 281 based upon the April 2025 Order with FERC. United Power filed a protest to our fifth compliance filing, to which we answered.
On July 9, 2025, the 10th Circuit Court of Appeals issued an order on whether to consider hearing the cases during its September 2025 term of court or wait until its January 2026 term of court to hear all related petitions for review at the same time. The court invited all parties to file responses addressing this issue. We and the other parties either suggested or did not oppose waiting until the January 2026 term of court to hear all related petitions for review at the same time.
On August 4, 2025, FERC issued an order accepting our February 2025 fourth and May 2025 fifth compliance filings, subject to further compliance filing ("August 2025 Order"). FERC's August 2025 Order further clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that an allocated amount of Other Non-Current Liabilities and Deferred Credits should be included in the calculation. We are evaluating the impact of the August 2025 Order, but expect the withdrawal related transmission credit for United Power and MPEI to further increase with a corresponding decrease in membership withdrawal income that was deferred as regulatory liabilities. The August 2025 Order also addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection with specific guidance on contacting Basin and the timing of providing the calculation to the withdrawing Utility Member. We are required to file an additional compliance filing of our Rate Schedule 281 based upon the August 2025 Order with FERC by September 3, 2025. We continue to evaluate FERC's August 2025 Order and next steps.

On May 6, 2025, we filed an Offer of Settlement and Settlement Agreement with FERC related to the sleeving administrative fee methodology set forth in Rate Schedule No. 281 for approval by FERC. FERC issued an order approving the settlement on July 9, 2025, and directed us to make a compliance filing with revised tariff records within 30 days of the order.
On May 1, 2024, United Power withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. United Power’s contract termination payment amount was $709.4 million.
On February 1, 2025, MPEI withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI's contract termination payment amount was $86 million, including MPEI's pro rata share of our power purchase obligations in the Western Interconnection. MPEI paid us an exit fee in cash of $71.6 million and relinquished its right to any patronage capital in us resulting in a discounted patronage capital credit of $14.5 million. In May 2025, we trued-up MPEI's discounted patronage capital in accordance with Rate Schedule 281 and MPEI's Membership Withdrawal Agreement resulting in a payment to MPEI of $1 million that was made in June 2025.
As provided in the Membership Withdrawal Agreements with United Power and MPEI, United Power and MPEI's contract termination payments are also subject to true-up in the event Rate Schedule 281 and the amount paid are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review.
It is not possible to predict the outcome of this matter or whether we will be required to refund any amounts to United Power or MPEI, if United Power or MPEI will be required to pay us any additional amounts, or the portion of the contract termination payment allocated to the transmission credit that will change based upon the August 2025 Order.
NRPPD Section 206 Complaint: On March 25, 2024, NRPPD filed an FPA section 206 proceeding with FERC, Docket No. EL24-93, against us and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 19 Order and the Basin Eastern WPC. In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from us is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On May 8, 2024, we and Basin separately filed answers to NRPPD's complaint and requested FERC to deny NRPPD's complaint. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC's order also determined that NRPPD's withdrawal from us does not cause a breach of the Basin Eastern WPC ("FERC NRPPD Order"). On January 3, 2025, Basin filed a request for rehearing with FERC of the FERC NRPPD Order related to FERC's interpretation of the Basin Eastern WPC that NRPPD's withdrawal from us is not a breach of the Basin Eastern WPC. On February 3, 2025, FERC issued a notice stating the request for hearing was denied by operation of law. On February 13, 2025, Basin filed a petition for review of the FERC NRPPD Order, Case No. 25-1060, with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, we filed a notice of intervention in Basin's petition for review in support of Basin.
On April 29, 2025, FERC issued a substantive order on rehearing addressing the complaint filed by NRPPD. The hearing order modified the discussion in, but sustained the results of, FERC's December 5, 2024 order. On May 19, 2025, Basin filed a petition for review of FERC’s April 29, 2025 substantive order on rehearing with the DC Circuit Court of Appeals. FERC has moved to dismiss the petition arguing that Basin has no injury as NRPPD’s complaint was dismissed.
NRPPD v. Basin and Us: On July 16, 2025, Basin made multiple filings with FERC stating that Basin is no longer a public utility under Part II of the FPA because it received funding from RUS under the Rural Electrification Act. Basin is seeking cancellation of the rate schedule filed with FERC concerning the Basin Eastern WPC. On July 18, 2025, NRPPD filed a complaint against Basin and us in the United States District Court, District of Nebraska, 4:25-cv-03153, seeking a declaratory judgment that the FERC NRPPD Order continues to bind Basin and us under the doctrines of res judicata and collateral estoppel despite Basin’s assertion of it no longer being a public utility under Part II of the FPA. We are evaluating NRPPD's complaint. It is not possible to predict the outcome of this matter.
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, Docket No. EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, Case No. 22-1169. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting said motion was issued on September 6, 2022. On January 24, 2023, the parties to the proceeding filed a motion with the court to consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals and proposed a procedural schedule with final briefings due in October 2023. On March 6, 2023, the DC Circuit Court of Appeals granted the motion to consolidate the proceedings. On July 9, 2024, the DC Circuit Court of Appeals issued an order vacating FERC's order and remanding the case back to FERC to conduct a Mobile-Sierra analysis. On July 15, 2025, FERC issued an order instituting a proceeding to consider whether the soft-cap should be eliminated. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.
NOTE 19 – SUBSEQUENT EVENT
On August 7, 2025, we entered into a contract for a third-party to complete mine reclamation work at the Colowyo Mine. We are still evaluating the accounting impacts of this event.

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
We sold 8.1 million MWhs for the six months ended June 30, 2025, of which 82.0 percent was to Utility Members. Total revenue from electric sales was $606.6 million for the six months ended June 30, 2025 of which 84.7 percent was from Utility Member sales. Our results for the six months ended June 30, 2025 were primarily impacted by lower natural gas and market electric energy prices.
•Utility Member electric sales decreased $40.5 million, or 7.3 percent, primarily due to a decrease of 1,090,344 MWhs sold, or 14.2 percent, for the six months ended June 30, 2025 compared to the same period in 2024 due to the withdrawal of two former Utility Members. The impact of these withdrawals was offset by increased sales to our remaining Utility Members due to load growth and other factors.
•Non-member electric sales increased $18.5 million, or 24.9 percent, primarily due to higher long-term sales (in MWhs), offset by lower short-term sales. The ability to sell excess power to non-members after the withdrawal of two former Utility Members contributed significantly to the increase in non-member electric sales.
•Fuel expense decreased $20.2 million, or 18.6 percent, primarily due to a decrease in generation at both our coal and gas-fired facilities, as well as lower prices for coal.
Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, all energy and capacity required for the operation of the Utility Member's system, as modified by two programs (a self-supply percentage and our BYOR Program). Our wholesale electric service contracts with thirty-two of our Utility Members currently extend through 2066 and with the remaining eight Utility Members extending through 2050. Each Utility Member may elect to provide up a percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of June 30, 2025, 20 Utility Members have enrolled in this program with capacity totaling approximately 93 MWs, of which 87 MWs are in operation.
In June 2025, we and a majority of our Utility Members separately entered into revised wholesale electric service contracts that were filed with FERC. In August 2025, FERC accepted such revised wholesale electric service contracts, with an August 6, 2025 effective date, subject to refund. FERC further set our revised wholesale electric service contracts for settlement and hearing procedures. The revised wholesale electric service contracts supersede the Utility Member's respective 2007 wholesale electric service contract. Thirty-two of our Utility Members' revised wholesale electric service contracts have an initial expiration date of December 31, 2066, with such Utility Members comprising 87.9 percent of our Utility Member revenue for the six months ended June 30, 2025, excluding former Utility Members and Utility Members that have provided a notice of intent to withdraw from membership in us. Four of our Utility Members' revised wholesale electric service contracts continue to have an initial expiration date of December 31, 2050. Four of our Utility Members elected not to sign the revised wholesale electric service contracts, and we will continue to sell and delivery to those Utility Members, and the Utility Members will continue to purchase and receive, under the Utility Members' 2007 wholesale electric service contract with an initial expiration date of December 31, 2050. Two of the Utility Members that elected not to sign the revised wholesale electric service contracts have provided us a notice of intent to withdraw from membership in us.
In June 2025, we also filed with FERC our revised Board Policy for Member System Distributed Resource Policy providing that a Utility Member may serve (self-supply) up to 20 percent of its requirements from distributed or renewable generation owned or controlled by the Utility Member. In June 2025, Basin filed a protest to our revised wholesale electric service contracts and our revised Board Policy related to the increase in the self-supply to 20 percent and asserting it violates our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin. We serve almost all of our Utility Members’ load in the Eastern Interconnection through this contract and Basin alleges that permitting self-supply for this portion of our Member System load violates our contract with Basin. In August 2025, FERC accepted such revised Board Policy with an August 6, 2025 effective date, subject to refund. FERC further set our revised Board Policy for settlement and hearing procedures.
Our BYOR Program provides our Utility Members with the flexibility to build, own or contract for power supply projects while avoiding cost shifts amongst our Utility Members. Under the BYOR Program, Utility Members interested in participating in the BYOR Program will propose projects that they will own or control and that do not exceed 40 percent of their 2022 peak load during our peak period and which projects will not have an adverse impact on our reliability, overall system costs or compliance with environmental objectives as determined in accordance with our BYOR tariff. If a Utility Member-proposed resource is accepted following the program evaluation process, a Utility Member will enter into a flexible supply agreement enabling us to purchase the output of the BYOR project and that output will be deemed to serve the Utility Member’s load. Our inaugural BYOR Program cycle was initiated in the third quarter of 2024. In June 2025, we executed flexible supply agreements with eleven Utility Members related to four BYOR projects totaling 330 MWs and filed the agreements with FERC. In August 2025, FERC accepted such flexible supply agreements. For further information on our BYOR Program, see “Item 1 – BUSINESS – MEMBERS” in our annual report on Form 10-K for the year ended December 31, 2024.
In August 2025, our Board approved a new tariff and pro forma agreement for high impact loads that have large load requirements, including data centers, into our system. This new tariff provides a repeatable process to address requests to serve large, high impact loads in the near term. We expect to file this high impact load tariff and related pro forma agreement with FERC in August 2025.
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
In December 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology. We have filed multiple revised Rate Schedule 281 with FERC as directed by FERC's compliance filing orders, including our latest revised Rate Schedule 281 that we filed in May 2025. For further information, see “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2024 and Note 18 to the Unaudited Consolidated Financial Statements in Item 1.
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
The portion of the contract termination payment allocated to the transmission credit for both United Power and MPEI is subject to further change based upon FERC's August 2025 order of our February 2025 and May 2025 compliance filings related to Rate Schedule 281. For further information, see Note 18 to the Unaudited Consolidated Financial Statements in Item 1.
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
LPEA’s and NRPPD's estimated contract termination payments based upon the February 2025 version of Rate Schedule 281 are approximately $208 million and $13 million, respectively, prior to any adjustment related to the discounted patronage capital. LPEA's estimated contract termination payment does not include its pro rata share of our power purchase obligations in the Western Interconnection. NRPPD's estimated contract termination payment is our current estimate of the amount we are required to pay Basin under our wholesale power contract with Basin as a result of the Utility Member's withdrawal, subject to true-up after the amount is agreed to with Basin. LPEA and NRPPD comprised 7.1 percent of our Utility Member revenue and 4.8 percent of our operating revenue for the six months ended June 30, 2025.
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
Colorado Electric Resource Plan and New Era Program
Colorado Electric Resource Plan
In December 2023, we filed Phase I of our 2023 ERP with the COPUC, which included retirement of Craig Generating Station Unit 3 by January 1, 2028 and, if we receive New ERA Program funding and reach agreements with the applicable parties, our preferred plan retires Springerville Unit 3 by March 1, 2031. In September 2024, Phase II of our 2023 ERP was initiated with the issuance of three requests for proposals. In April 2025, we filed our 2023 ERP Implementation Report with the COPUC identifying our preferred portfolio of resources to be acquired during the period of 2026-2031. Phase II resource plan modeling indicated selection of the least-cost portfolio. The preferred portfolio adds 10 projects that result in 700 MWs of power purchase wind and solar, 650 MWs of contracted storage, and 307 MWs of owned gas, replaces the turbines at J.M. Shafer Generating Station to improve its capacity contributions, and maintains previously announced Craig Generating Station Unit 3 and Springerville Unit 3 retirement dates. In August 2025, the COPUC during an oral deliberation meeting determined that our preferred portfolio was the most cost-effective result from our Phase II ERP. We are still waiting for the written decision from the COPUC. For further information regarding our 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2024.
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
Solar Projects Construction
Construction of the 145 MW Axial Basin Solar project, located in northwestern Colorado near the Colowyo Mine, continues to progress with module installation nearing completion. The Axial Basin Solar Substation has been energized and the facility has started to generate test energy. Construction of the 110 MW Dolores Canyon Solar project, located in southwestern Colorado, also continues to progress with module installation nearing completion and construction on the Dolores Canyon Solar Substation in progress.
Both projects are expected to achieve commercial operation in the fourth quarter of 2025. To the extent available, we also expect to utilize direct pay of federal tax benefits as provided in the IRA for both projects.
Colowyo Mine Transition
In September 2024, our Board approved a 2025 budget reflecting a decision to transition from mining to full reclamation at Colowyo Coal's Colowyo Mine in the latter part of 2025. During the six months ended June 30, 2025, we accelerated approximately $40.6 million in depreciation and amortization related to asset retirement obligations, development costs and depletion of coal reserves. We recognized deferred membership withdrawal income in an amount equal to such expenses resulting in no impact to our Utility Member's wholesale rate for 2025.
Changing Environmental Regulations
We are subject to extensive federal, state and local environmental requirements. The current federal administration is bringing about change in direction for federal environmental regulations. We are tracking environmental and permitting policy and proposed regulatory changes; however, it remains too early to tell what will survive expected legal challenges. To evaluate relevance, risk, and impact to our operations and plans, we are evaluating several recent proposals including the EPA's proposal to repeal the greenhouse gas standards, the EPA's proposal to repeal Mercury and Air Toxics Residual Risk and Technology Review- based requirements, and the EPA's proposal to partially disapprove Colorado's Regional Haze State Implementation Plan.
We obtained a Presidential Exemption for Craig Generating Station Units 2 and 3 from compliance requirements of the Mercury and Air Toxics Residual Risk and Technology Review rulemaking that was promulgated in 2024. This development enables us to avoid expenditures associated with requirements to install and operate particulate matter continuous emission monitoring systems starting July 8, 2027 and extending through the limited period prior to each units respective closure date, which is September 30, 2028 for Unit 2 and January 1, 2028 for Unit 3.
For further discussion regarding potential effects on our business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2025, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2024.
Factors Affecting Results
Master Indenture
As of June 30, 2025, we had approximately $2.9 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master

Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of June 30, 2025, we have retired approximately $669.1 million of patronage capital to our Members.

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
Other Impacts
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing longer lead-times on the procurement of certain materials and equipment. Supply chain price inflation has contributed to lingering high prices for materials and equipment. Tariffs are a continuing area of concern. We have also received notice communications from vendors warning of upcoming price increases due to tariffs. The tariffs being put into place are far reaching and widespread, making it difficult for us and our suppliers to completely avoid or mitigate the impacts of higher costs throughout the supply chain. We continue to monitor potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures, tariffs, and supply chain disruptions.
The recent enactment of the One Big Beautiful Bill Act may affect our business, financial condition, results of operation and future plans. Because the One Big Beautiful Bill Act is a wide reaching law, we are assessing its potential impact on our business, financial condition, results of operations and future plans and we plan to provide an update in future SEC filings once this assessment is complete.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, leasing, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating revenues
Utility Member electric sales	$257,649	$258,286	$(637)	(0.2)%
Non-member electric sales	44,497	38,768	5,729	14.8%
Rate stabilization	43,183	16,901	26,282	155.5%
Provision for rate refunds	5,273	—	5,273	100.0%
Other	39,525	23,544	15,981	67.9%
Total operating revenues	$390,127	$337,499	$52,628	15.6%

Energy sales (in MWh):
Utility Member electric sales	3,231,954	3,528,944	(296,990)	(8.4)%
Non-member electric sales	693,077	628,456	64,621	10.3%
	3,925,031	4,157,400	(232,369)	(5.6)%
•Excluding United Power and MPEI, Utility Member load growth increased 21,399 MWhs, or 0.67 percent, during the three months ended June 30, 2025 compared to the same period in 2024. The impact of the United Power and MPEI membership withdrawals to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.
•Non-member electric sales revenue increased primarily due to additional long-term sales and higher market prices. Long-term sales increased 113,557 MWhs to 469,733 MWhs for the three months ended June 30, 2025 compared to 356,176 MWhs for the same period in 2024 and average market prices were higher for the three months ended June 30, 2025 compared to the same period in 2024. The ability to sell excess power to non-members after United Power's and MPEI's membership withdrawals contributed significantly to the increase in non-member electric sales.
•We recognized $43.2 million of previously deferred membership withdrawal income during the three months ended June 30, 2025 as part of our rate stabilization measures compared to $16.9 million of deferred membership withdrawal income being recognized during the same period in 2024. The 2025 deferred membership withdrawal income includes $19.4 million of deferred membership withdrawal income to offset the expense recognition for accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in the latter part of 2025 and $23.8 million in deferred membership withdrawal income related to rate stabilization measures in order to meet our financial ratios and goals. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2025.
•During 2025, we recorded a provision for rate refund related to FERC's orders on our Rate Schedule 281 (contract termination payment methodology) that addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. For further information, see Note 18 - Legal - CTP Proceeding to the Unaudited Consolidated Financial Statements in Item 1
•Other operating revenue increased primarily due to higher wheeling revenue, additional coal sales to third parties, and an increase in lease revenue related to two tolling agreements for three units at simple-cycle combustion turbines for all capacity and energy through the operation of such units.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of our operating expenses for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating expenses
Purchased power	$110,405	$98,840	$11,565	11.7%
Fuel	36,543	32,208	4,335	13.5%
Production	37,686	47,057	(9,371)	(19.9)%
Transmission	41,869	44,964	(3,095)	(6.9)%
General and administrative	39,977	23,830	16,147	67.8%
Depreciation, amortization and depletion	71,154	44,152	27,002	61.2%
Coal mining	13,530	1,027	12,503	1,217.4%
Other	2,032	3,250	(1,218)	(37.5)%
Total operating expenses	$353,196	$295,328	$57,868	19.6%

•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities and an overall increase in expenses related to general and administrative labor and benefits.
•Depreciation, amortization and depletion expenses increased primarily due to accelerated depreciation and amortization from the transition from mining to reclamation at Colowyo Mine in the latter part of 2025. Additionally, depreciation, amortization and depletion was higher for the three months ended June 30, 2025 compared to the same period in 2024 due to depreciation rates that went into effect August 1, 2024 after issuance of the FERC order accepting our A-41 formula rate to our Utility Members.
•Coal mining expense increased primarily due to the transition from mining to reclamation at Colowyo Mine in the latter part of 2025.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating revenues
Utility Member electric sales	$513,649	$554,112	$(40,463)	(7.3)%
Non-member electric sales	92,903	74,387	18,516	24.9%
Rate stabilization	88,126	16,901	71,225	421.4%
Provision for rate refunds	2,719	—	2,719	100.0%
Other	67,930	43,648	24,282	55.6%
Total operating revenues	765,327	689,048	$76,279	11.1%

Energy sales (in MWh):
Utility Member electric sales	6,610,793	7,701,135	(1,090,342)	(14.2)%
Non-member electric sales	1,455,804	1,081,229	374,575	34.6%
	8,066,597	8,782,364	(715,767)	(8.2)%

•Excluding United Power and MPEI, Utility Member load growth increased 120,119 MWhs, or 1.86 percent, during the six months ended June 30, 2025 compared to the same period in 2024. The impact of the United Power and MPEI membership withdrawals to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members, and an increase in non-member electric sales.
•Non-member electric sales increased primarily due to higher long-term sales. Long-term sales increased 425,649 MWhs, or 74.0 percent, to 1,000,755 MWhs for the six months ended June 30, 2025 compared to 575,106 MWhs for the same period in 2024. The ability to sell excess power to non-members after United Power’s and MPEI's membership withdrawals contributed significantly to the increase in non-member electric sales.
•We recognized $88.1 million of deferred membership withdrawal income during the six months ended June 30, 2025 compared to $16.9 million of deferred membership withdrawal during the same period in 2024 as part of our rate stabilization measures. The 2025 deferred membership withdrawal income includes $40.6 million in accelerated expenses related to the transition from mining to full reclamation at the Colowyo Mine in the latter part of 2025 and $47.5 million related to rate stabilization measures in order to meet our financial ratios and goals. We expect to recognize additional previously deferred membership withdrawal income during the remainder of 2025.
•Other operating revenue increased primarily due to higher wheeling revenue, higher coal sales to third parties and an increase in lease revenue related to two tolling agreements for three units at simple-cycle combustion turbines for all capacity and energy through the operation of such units during the six months ended June 30, 2025 compared to the same period in 2024.
Operating Expenses
The following is a summary of the components of our operating expenses for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating expenses
Purchased power	207,549	191,910	$15,639	8.1%
Fuel	88,343	108,548	(20,205)	(18.6)%
Production	74,180	89,183	(15,003)	(16.8)%
Transmission	85,959	92,522	(6,563)	(7.1)%
General and administrative	79,278	45,563	33,715	74.0%
Depreciation, amortization and depletion	143,935	88,776	55,159	62.1%
Coal mining	7,172	2,105	5,067	240.7%
Other	5,042	6,200	(1,158)	(18.7)%
Total operating expenses	$691,458	$624,807	$66,651	10.7%

•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities and an overall increase in expenses related to general and administrative labor and benefits.
•Depreciation, amortization and depletion expenses increased primarily due to accelerated depreciation and amortization from the transition from mining to reclamation at Colowyo Mine in the latter part of 2025. Additionally, depreciation, amortization and depletion was higher for the six months ended June 30, 2025 compared to the same period in 2024 due to depreciation rates that went into effect August 1, 2024 after issuance of the FERC order accepting our A-41 formula rate to our Utility Members.
•Coal mining expense increased primarily due to the transition from mining to reclamation at Colowyo Mine in the latter part of 2025.
Financial Condition as of June 30, 2025 Compared to December 31, 2024
The principal changes in our financial condition from December 31, 2024 to June 30, 2025 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $55.6 million, or 15.1 percent, to $424.0 million as of June 30, 2025 compared to $368.4 million as of December 31, 2024. The increase was primarily due to capital expenditures for the Axial Basin and Dolores Canyon Solar projects and various transmission projects.
Liabilities
•Short-term borrowings increased $44.7 million to $44.8 million as of June 30, 2025 compared to $0.1 million as of December 31, 2024. The increase was due to issuance of commercial paper to support operating cash flow.

•Regulatory liabilities decreased $6.3 million to $490.7 million as of June 30, 2025 compared to $497.0 million as of December 31, 2024. The decrease was primarily due to the recognition of deferred membership withdrawal income of $88.1 million during the six month period ended June 30, 2025 partially offset by MPEI's $86.0 million contract termination payment amount arising from its withdrawal from membership in us and the termination of its wholesale electric service contract with us. The 2025 deferred membership withdrawal income includes $40.6 million in accelerated expenses related to the transition to full reclamation at the Colowyo Mine in the latter part of 2025 and $47.5 million related to rate stabilization measures in order to meet our financial ratios and goals.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2025, we had $181.5 million in cash and cash equivalents. Our committed credit arrangements as of June 30, 2025 are as follows (dollars in thousands):

	Authorized Amount		Available June 30, 2025
2022 Revolving Credit Agreement	$520,000	(1)	$472,000	(2)
Renewable Revolving Credit Agreement (3)	$250,000		$176,000

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable as of June 30, 2025 was $48 million which was dedicated to support outstanding commercial paper and an outstanding letter of credit for the benefit of RUS as part of our loan agreement for the Rural Energy Savings Program.
(3)The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. The current eligible green investments include Axial Basin and Dolores Canyon Solar projects.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $72 million of the letter of credit sublimit, and $455 million of the commercial paper back-up sublimit remained available as of June 30, 2025.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of June 30, 2025) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of June 30, 2025) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of June 30, 2025, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of June 30, 2025, we had $45 million commercial paper outstanding and $455 million available on the commercial paper back-up sublimit. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
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
On June 18, 2025, we entered into a Renewable Revolving Credit Agreement with CoBank as lead arranger and CFC as administrative agent, in the amount of $250 million. As of June 30, 2025, we had borrowed $74 million in adjusted Term SOFR rate loans under such facility and $176 million of availability remained.
The Renewable Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of June 18, 2030. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable

Revolving Credit Agreement. Funds advanced under the Renewable Revolving Credit Agreement bear interest at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.200 percent as of June 30, 2025) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of June 30, 2025) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2022 Revolving Credit Agreement and Renewable Revolving Credit Agreement contain customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in our Master Indenture. A violation of these covenants would result in the inability to borrow under the facilities.
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
We believe we have sufficient liquidity to fund operations and capital financing needs from projected cash on hand, restricted cash, our commercial paper program, the 2022 Revolving Credit Agreement, Renewable Revolving Credit Agreement, and contract termination payments from withdrawing Utility Members.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures and debt service payments comprise a significant use of cash.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating activities. Net cash provided by operating activities was $107.1 million for the six months ended June 30, 2025 compared to $743.6 million for the same period in 2024, a decrease in net cash provided by operating activities of $636.5 million. Cash provided by operating activities during 2025 was impacted by MPEI's contract termination payment of $86.0 million. Additionally, cash provided by operating activities was also impacted by the timing of cash collected from Member accounts receivable, payment of trade payables and accrued expenses.
Investing activities. Net cash used in investing activities was $182.2 million for the six months ended June 30, 2025 compared to $177.3 million for the same period in 2024, an increase in net cash used in investing activities of $4.9 million. The increase in net cash used in investing activities was impacted by construction costs for the Axial Basin Solar and Dolores Canyon Solar facilities and capital expenditures for various transmission and generation projects. Additionally, on February 1, 2025, we sold to MPEI certain assets for $5.9 million that were primarily used to serve MPEI's load.
Financing activities. Net cash provided by financing activities was $26.7 million for the six months ended June 30, 2025 compared to net cash used in financing activities of $392.8 million for the same period in 2024, an increase in net cash provided by financing activities of $419.5 million. The increase in net cash provided by financing activities was primarily due to $74 million of proceeds that we received in adjusted Term SOFR rate loans under our Renewable Revolving Credit Agreement and an increase in commercial paper issuances. Additionally, financing activities was impacted by a patronage capital retirement of $15.5 million resulting from MPEI's withdrawal, after true-up.
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
Rating Triggers
Our current senior secured ratings are “Baa1 (stable outlook)” by Moody’s, “BBB (stable outlook)” by S&P, and “BBB+ (stable outlook)” by Fitch. Our current short-term ratings are “A-2” by S&P and “F1” by Fitch.
Our 2022 Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread, commitment fee and letter of credit fees due under the facility. Our Renewable Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread and commitment fee. Certain of our other loan agreements also include a pricing grid related to the Term SOFR spread. A downgrade of our senior secured ratings could result in an increase in each of these pricing components. We do not believe that any such increase would have a material adverse effect on our financial condition or our future results of operations. However, a downgrade of our senior secured ratings could impact the costs associated with incurring additional debt and could make accessing the debt markets on favorable terms more difficult.
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
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
4.1.10
Supplemental Master Mortgage Indenture No. 48, dated and effective as of June 18, 2025, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee.

31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Clifton Karnei (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Clifton Karnei (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: August 8, 2025	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 8, 2025		/s/ Clifton Karnei
Clifton Karnei
Interim Chief Financial Officer (Principal Financial Officer)