Form 10-Q
period 2025-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2025-11-07
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Property, plant and equipment
Electric plant
In service	$5,818,586	$5,701,182
Construction work in progress	511,309	368,473
Total electric plant	6,329,895	6,069,655
Less allowances for depreciation and amortization	(2,931,693)	(2,838,877)
Net electric plant	3,398,202	3,230,778
Other plant	908,867	958,993
Less allowances for depreciation, amortization and depletion	(802,464)	(770,270)
Net other plant	106,403	188,723
Total property, plant and equipment	3,504,605	3,419,501
Other assets and investments
Investments in other associations	190,840	192,680
Investments in and advances to coal mines	1,629	1,711
Restricted cash and investments	1,937	3,436
Intangible assets, net	30,301	39,556
Other noncurrent assets	14,378	18,407
Total other assets and investments	239,085	255,790
Current assets
Cash and cash equivalents	201,684	229,357
Restricted cash and investments	18,143	744
Deposits and advances	30,834	38,180
Accounts receivable—Utility Members	84,774	85,450
Other accounts receivable	36,531	28,727
Coal inventory	125,052	95,511
Materials and supplies	112,549	110,775
Total current assets	609,567	588,744
Deferred charges
Regulatory assets	876,612	816,541
Other	57,213	51,735
Total deferred charges	933,825	868,276
Total assets	$5,287,082	$5,132,311
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$921,566	$912,922
Accumulated other comprehensive loss	1,284	965
Noncontrolling interest	130,082	130,498
Total equity	1,052,932	1,044,385
Long-term debt	2,922,414	2,857,346
Total capitalization	3,975,346	3,901,731
Current liabilities
Utility Member advances	5,553	5,128
Accounts payable	161,579	158,176
Short-term borrowings	84,492	100
Accrued expenses	33,916	42,705
Current asset retirement and environmental remediation obligations	86,401	28,451
Accrued interest	42,366	21,454
Accrued property taxes	27,799	31,363
Current maturities of long-term debt	79,799	88,658
Total current liabilities	521,905	376,035
Deferred credits and other liabilities
Regulatory liabilities	429,189	497,028
Deferred income tax liability	15,057	12,217
Asset retirement and environmental remediation obligations	247,896	243,440
Other	88,377	93,058
Total deferred credits and other liabilities	780,519	845,743
Accumulated postretirement benefit and postemployment obligations	9,312	8,802
Total equity and liabilities	$5,287,082	$5,132,311
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues
Utility Member electric sales	$306,568	$309,599	$820,217	$863,711
Non-member electric sales	54,489	73,943	147,392	148,330
Rate stabilization	57,343	108,222	145,469	125,123
Provision for rate refunds	—	—	2,719	—
Other	39,906	37,119	107,836	80,767
	458,306	528,883	1,223,633	1,217,931

Operating expenses
Purchased power	138,450	123,437	345,999	315,347
Fuel	32,035	59,271	120,378	167,819
Production	44,842	40,192	119,022	129,375
Transmission	51,917	47,984	137,876	140,506
General and administrative	43,905	32,430	123,183	77,993
Depreciation, amortization and depletion	75,647	60,277	219,582	149,053
Coal mining	1,234	3,238	8,406	5,343
Goodwill impairment	—	68,223	—	68,223
Other	2,432	4,471	7,474	10,671
	390,462	439,523	1,081,920	1,064,330

Operating margins	67,844	89,360	141,713	153,601

Other income
Interest	1,998	5,015	7,609	11,455
Capital credits from cooperatives	856	1,017	1,991	2,298
Other income (expense)	(135)	669	499	4,792
	2,719	6,701	10,099	18,545

Interest expense
Interest	53,623	43,587	144,278	133,292
Interest charged during construction	(6,499)	(3,279)	(16,951)	(7,876)
	47,124	40,308	127,327	125,416

Income tax expense	196	—	196	—

Net margins including noncontrolling interest	23,243	55,753	24,289	46,730
Net margin attributable to noncontrolling interest	(48)	(960)	(143)	(6,457)
Net margins attributable to the Association	$23,195	$54,793	$24,146	$40,273
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net margins including noncontrolling interest	$23,243	$55,753	$24,289	$46,730
Other comprehensive income:
Unrealized gain on securities available for sale	17	110	137	175
Amortization of prior service credit on postretirement benefit obligation included in net margin	—	(125)	—	(661)
Amortization of prior service cost on executive benefit restoration obligation included in net margin	61	220	182	729
Other comprehensive income	78	205	319	243

Comprehensive income (loss) including noncontrolling interest	23,321	55,958	24,608	46,973
Net comprehensive income attributable to noncontrolling interest	(48)	(960)	(143)	(6,457)

Comprehensive income (loss) attributable to the Association	$23,273	$54,998	$24,465	$40,516
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Patronage capital equity at beginning of period	$898,371	$887,861	$912,922	$984,581

Net margins attributable to the Association	23,195	54,793	24,146	40,273
Retirement of patronage capital	—	—	(15,502)	(82,200)
Patronage capital equity at end of period	921,566	942,654	921,566	942,654

Accumulated other comprehensive gain (loss) at beginning of period	1,206	(801)	965	(839)
Unrealized gain on securities available for sale	17	110	137	175
Reclassification adjustment of prior service credit on postretirement benefit obligation included in net margin	—	(125)	—	(661)
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	61	220	182	729
Accumulated other comprehensive gain (loss) at end of period	1,284	(596)	1,284	(596)

Noncontrolling interest at beginning of period	130,330	129,738	130,498	134,269

Net comprehensive income attributable to noncontrolling interest	48	960	143	6,457
Equity distribution to noncontrolling interest	(296)	(245)	(559)	(10,273)
Noncontrolling interest at end of period	130,082	130,453	130,082	130,453
Total equity at end of period	$1,052,932	$1,072,511	$1,052,932	$1,072,511
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net margins including noncontrolling interest	$24,289	$46,730
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	219,582	149,053
Amortization of intangible asset	10,562	6,981
Amortization of NRECA Retirement Security Plan prepayment	4,029	4,029
Amortization of debt issuance costs	1,639	1,992
Accretion of asset retirement obligations	5,089	6,227
Goodwill impairment	—	68,223
Deposits associated with generator interconnection requests	1,486	26,232
Rate stabilization revenue	(145,469)	(125,123)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,923	1,909
Amortization of transmission credits	(8,050)	(1,867)
Changes in operating assets and liabilities:
Accounts receivable	(7,128)	(9,628)
Coal inventory	(29,541)	(20,083)
Materials and supplies	(1,773)	(6,006)
Accounts payable and accrued expenses	(7,813)	14,706
Accrued interest	20,911	18,381
Accrued property taxes	(3,563)	(2,479)
Deferred membership withdrawal	86,033	709,395
Other	(21,529)	(23,519)
Net cash provided by operating activities	150,677	865,153

Investing activities
Purchases of plant	(281,782)	(199,574)
Sale of electric plant	5,917	75,000
Sale of non-utility assets	—	3,136
Purchase of investments	—	(95,000)
Changes in deferred charges	(6,009)	(1,757)
Net cash used in investing activities	(281,874)	(218,195)

Financing activities
Changes in Member advances	424	(3,255)
Payments of long-term debt	(80,823)	(232,272)
Proceeds from issuance of long-term debt	137,000	—
Debt issuance costs	(1,106)	(8)
Change in short-term borrowings, net	84,292	(109,777)
Retirement of patronage capital	(19,234)	(87,414)
Equity distribution to noncontrolling interest	(559)	(10,273)
Other	(570)	(527)
Net cash provided by (used in) financing activities	119,424	(443,526)

Net increase in cash, cash equivalents and restricted cash and investments	(11,773)	203,432
Cash, cash equivalents and restricted cash and investments – beginning	233,537	110,018
Cash, cash equivalents and restricted cash and investments – ending	$221,764	$313,450

Supplemental cash flow information:
Cash paid for interest	$92,988	$105,701
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$798	$—
Lease asset additions	$927	$4,678
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Our consolidated financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
We are a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. We were incorporated under the laws of the State of Colorado in 1952. We have forty electric distribution member systems ("Utility Members") who are Class A - utility full requirements members to which we provided electric power pursuant to long-term wholesale electric service contracts. We have three non-utility members (“Non-Utility Members”). Our Class A Utility Members and Non-Utility Members are collectively referred to as our “Members.” Our rates to our Utility Members are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). On July 30, 2024, FERC issued an order accepting our A-41 formula rate to our Utility Members, effective August 1, 2024, subject to refund. FERC further set our A-41 rate filing for settlement and hearing procedures. On October 28, 2025, we filed a settlement agreement with FERC for approval.
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
NOTE 2 – ACCOUNTING FOR RATE REGULATION
In accordance with the accounting requirements related to regulated operations, some revenues and expenses have been deferred at the discretion of our Board, subject to FERC approval, if based on regulatory orders or other available evidence, it is probable that these amounts will be refunded or recovered through future rates. Regulatory assets are costs that we expect to recover from our Utility Members based on rates approved by the applicable authority. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to our Utility Members based on rates approved by the applicable authority. Amounts that are no longer expected to be refunded to our Utility Members are recognized in margins. We recognize regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expense concurrent with their recovery through rates. As a cooperative, we do not earn a rate of return on regulatory items.
Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Regulatory assets
Deferred income tax expense (1)	$15,057	$12,217
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	70,543	72,260
Deferred debt prepayment transaction costs (3)	91,317	97,789
Deferred Holcomb expansion impairment loss (4)	66,614	70,121
New Horizon Mine environmental obligation (5)	42,775	44,121
Colowyo asset retirement obligation (6)	79,860	—
Unrecovered plant (7)	510,446	520,033
Total regulatory assets	876,612	816,541

Regulatory liabilities
Interest rate swap - realized gain (8)	1,036	1,390
Membership withdrawal (9)	110,312	319,368
Withdrawal related transmission credit (10)	317,841	176,270
Total regulatory liabilities	429,189	497,028
Net regulatory asset	$447,423	$319,513
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
(6)Represents deferral of the expenses from the Colowyo Mine asset retirement obligation adjustments related to the transition from mining to full reclamation as of October 2025, 19 years earlier than previously expected. Pending approval from FERC, which has been requested, this regulatory asset will be amortized to depreciation, amortization and depletion expense in the amount of $4.2 million annually over 19 years, its original expected useful life, ending in 2044 and recovered from our Utility Members through rates.
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
(9)     Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in us. On February 1, 2025, Mountain Parks Electric, Inc. ("MPEI") withdrew from membership in us and MPEI's contract termination payment amount was $86.0 million, of which $60.6 million we estimated, based upon FERC's April 2025 order on our Rate Schedule 281, was membership withdrawal that was deferred by our Board as a regulatory liability. Based on FERC's April and August 2025 orders on our Rate Schedule 281, we adjusted the United Power Inc. ("United Power") deferred membership withdrawal income from $530.1 million to $413.1 million and the United Power transmission credit from $179.3 million to $296.3 million. Based on FERC's August 2025 order on our Rate Schedule 281, we adjusted the MPEI deferred membership withdrawal income from $60.6 million to $53.5 million and the MPEI transmission credit from $25.4 million to $32.6 million. The deferred membership withdrawal will be refunded to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year used first. During the nine months ended September 30, 2025, $145.5 million was recognized in operating revenues as part of our rate stabilization measures. See Note 13 - Revenue and Note 18 - Legal.
(10) Represents the remaining amount of transmission credits from former Utility Members. A portion of a withdrawing member's contract termination payment is allocated to transmission-related debt and is deferred as required by FERC's orders on our Rate Schedule 281. The transmission credit, plus interest at FERC's prescribed interest rate, is credited on a straight-line amortized basis against the former Utility Member's bill for ongoing transmission service from us. If the former Utility Member's bill for a given month is less than the credit due, the difference is forfeited by the former Utility Member and is recognized in other operating revenues on our consolidated statement of operations.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Our property, plant and equipment consists of electric plant and other plant. Both of these are discussed below and are included on our consolidated statements of financial position.

ELECTRIC PLANT:  As of September 30, 2025, our investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,096,017	$(1,803,679)	$1,292,338
Transmission plant	1.17%	to	1.84%	2,042,453	(734,446)	1,308,007
General plant	1.20%	to	11.60%	437,720	(292,185)	145,535
Other	2.75%	to	10.00%	242,396	(101,383)	141,013
Electric plant in service (at cost)				$5,818,586	$(2,931,693)	2,886,893
Construction work in progress						511,309
Electric plant						$3,398,202

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
In 2024, we purchased both the 145 MW Axial Basin Solar project being developed in northwestern Colorado and the 110 MW Dolores Canyon Solar project being developed in southwestern Colorado. Both projects were placed in service in October 2025.
Both acquisitions were accounted for as asset acquisitions in accordance with accounting requirements for business combinations. As such, the asset acquisitions and subsequent facility development costs are being capitalized within construction work in progress.
JOINTLY OWNED FACILITIES:  Our share in each jointly owned facility is as follows as of September 30, 2025 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,495	$285,301	$—
MBPP - Laramie River Station	28.50%	541,459	358,672	2,897
Total		$933,954	$643,973	$2,897
OTHER PLANT:  Other plant consists of mine assets (discussed below) and non‑utility assets which consist of facilities not in service, land and irrigation equipment.
We own 100 percent of Elk Ridge Mining and Reclamation, LLC (“Elk Ridge”), organized for the purpose of acquiring coal reserves and supplying coal to us. Elk Ridge is the owner of the Colowyo Mine, a surface coal mine near Craig, Colorado, and the New Horizon Mine near Nucla, Colorado. The New Horizon Mine is in post-reclamation monitoring and no longer produces coal. The Colowyo Mine is in final reclamation and no longer produces coal. The expenses related to the Colowyo Mine coal used by us are included in fuel expense on our consolidated statements of operations.

Other plant assets are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Colowyo Mine assets	$353,356	$403,482
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(274,830)	(242,654)
Net mine assets	84,813	167,115
Non-utility assets	549,224	549,224
Accumulated depreciation	(527,634)	(527,616)
Net non-utility assets	21,590	21,608
Net other plant	$106,403	$188,723
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
Investments in other associations are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Basin Electric Power Cooperative	$139,793	$140,025
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,755	12,599
National Rural Utilities Cooperative Finance Corporation - capital term certificates	15,054	15,054
CoBank, ACB	17,960	19,500
Other	5,278	5,502
Investments in other associations	$190,840	$192,680
Our investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. We have evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2025 or during 2024.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within our consolidated statements of financial position that sum to the total of the same such amount shown in our consolidated statements of cash flows (dollars in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$201,684	$229,357
Restricted cash and investments - current	18,143	744
Restricted cash and investments - noncurrent	1,937	3,436
Cash, cash equivalents and restricted cash and investments	$221,764	$233,537
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with our Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We have received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on our consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2025, we recognized $0.4 million of this unearned revenue in other operating revenues on our consolidated statements of operations.
Our contract assets and liabilities consist of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable - Utility Members	$84,774	$85,450

Other accounts receivable - trade:
Non-member electric sales	23,278	21,035
Other	3,476	3,642
Total other accounts receivable - trade	26,754	24,677
Other accounts receivable - nontrade	9,777	4,050
Total other accounts receivable	$36,531	$28,727

Contract liabilities (unearned revenue)	$3,072	$3,480
NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2025	December 31, 2024
Preliminary surveys and investigations	$13,058	$12,192
Advances to operating agents of jointly owned facilities	13,511	7,502
Lease right-of-use assets	10,336	10,177
Other	20,308	21,864
Total other deferred charges	$57,213	$51,735
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
We have a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027 and includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million. As of September 30, 2025, we had $432 million in availability (including $72 million under the letter of credit sublimit and $415 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
We have a renewable secured revolving credit facility with CoBank, as lead arranger, and CFC, as administrative agent, in the amount of $250 million ("Renewable Revolving Credit Agreement") that expires on June 18, 2030. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. As of September 30, 2025, we had borrowed $137 million in adjusted Term SOFR rate loans and $113 million of availability remained under the Renewable Revolving Credit Agreement.
Long-term debt consists of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Total debt	$3,018,068	$2,961,992
Less debt issuance costs	(17,156)	(17,690)
Less debt discounts	(8,150)	(8,380)
Plus debt premiums	9,451	10,082
Total debt adjusted for debt issuance costs, discounts and premiums	3,002,213	2,946,004
Less current maturities	(79,799)	(88,658)
Long-term debt	$2,922,414	$2,857,346
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
Short-term borrowings consisted of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Commercial paper outstanding, net of discounts	$84,392	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	4.47%	—%

As of September 30, 2025, we had $85 million commercial paper outstanding and $415 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 8 – Long-Term Debt.
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
Coal mines: We have asset retirement obligations for the final reclamation costs and environmental obligations for post-reclamation monitoring related to the Colowyo Mine and the New Horizon Mine. The New Horizon Mine is currently in post-reclamation monitoring. The Colowyo Mine is in final reclamation as of October 2025.
Generation: We have asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.
Aggregate carrying amounts of asset retirement obligations and environmental remediation obligations are as follows (dollars in thousands):

Nine Months Ended September 30, 2025
Obligations at beginning of period	$271,891
Liabilities incurred	3,518
Liabilities settled	(8,883)
Accretion expense	5,547
Change in estimate	62,224
Total obligations at end of period	$334,297
Less current obligations at end of period	(86,401)
Long-term obligations at end of period	$247,896
The New Horizon Mine environmental remediation liability balance is $68.1 million as of September 30, 2025. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on our consolidated statements of operations. During the first quarter of 2025, we recognized a change in estimate related to the Colowyo Mine asset retirement obligation due to a change in the planned timing of full reclamation to 2025 and an updated cost estimate. During the third quarter of 2025, we entered into a contract for a third-party to complete mine reclamation work at the

Colowyo Mine which increased our asset retirement obligation by $62.2 million. We continue to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
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
In May 2024, the Environmental Protection Agency published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. We are progressing through the initial implementation phases for coal combustion residuals management units. Depending on the applicable results, changes to the applicable asset retirement obligations may be required.
NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on our consolidated statements of financial position (dollars in thousands):

	September 30, 2025	December 31, 2024
Transmission easements	$15,659	$18,517
OATT deposits	32,737	32,587
Financial liabilities - reclamation	9,115	11,077
Customer deposits	15,224	14,955
Contract liabilities (unearned revenue) - noncurrent	3,072	3,480
Lease liabilities - noncurrent	5,895	5,715
Other	6,675	6,727
Total other deferred credits and other liabilities	$88,377	$93,058
In 2015, we renewed transmission right-of-way easements on tribal nation lands where certain of our electric transmission lines are located. $22.4 million will be paid by us for these easements from 2025 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present values for the remaining easement payments were $15.7 million as of September 30, 2025 and $18.5 million as of December 31, 2024, respectively, which are recorded as other deferred credits and other liabilities. In April 2025, we submitted a notice of our intent to early terminate a portion of one of our easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way, which is anticipated to be undertaken during the spring through fall of 2026.
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

NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
We sponsor three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of September 30, 2025, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2025
Postretirement medical benefit obligation at beginning of period	$509
Interest cost	24
Benefit payments (net of contributions by participants)	(238)
Postretirement medical benefit obligation at end of period	$295
Postemployment medical benefit obligation at end of period	175
Total postretirement and postemployment medical obligations at end of period	$470
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

Nine Months Ended September 30, 2025
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on our consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2025
Executive benefit restoration obligation at beginning of period	$7,918
Service cost	333
Interest cost	391
Executive benefit restoration at end of period	$8,642
Fair value of plan assets at beginning of period	$9,829
Actual return on plan assets	418
Fair value of plan assets at end of period	$10,247
Net asset at end of period	$1,605
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2025
Accumulated other comprehensive loss at beginning of period	$814
Amortization of prior service cost into other income	182
Accumulated other comprehensive loss at end of period	$996

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
Revenue from one Utility Member, Poudre Valley Rural Electric Association, was $97.5 million, or 11.9 percent, of our Utility Member revenue and 8.0 percent of our total operating revenues nine months ended September 30, 2025. No other Utility Member exceeded 10 percent of our Utility Member revenue or our total operating revenues during the nine months ended September 30, 2025.
In addition to our Utility Member electric sales, we have non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-member electric sales:
Long-term contracts	$39,011	$35,481	$114,284	$86,669
Short-term contracts	15,478	38,462	33,108	61,661
Rate stabilization	57,343	108,222	145,469	125,123
Provision for rate refunds	—	—	2,719	—
Lease revenue	7,771	6,147	22,329	10,554
Coal sales	1,249	7,856	13,714	11,314
Other	30,886	23,116	71,793	58,899
Total non-member electric sales and other operating revenue	$151,738	$219,284	$403,416	$354,220
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
Revenue from three non-members, United Power, Salt River Project Agricultural Improvement and Power District, and Western Area Power Administration, was $36.2 million, $28.6 million and $28.2 million, respectively, or 24.6 percent, 19.4 percent and 19.2 percent, respectively, of non-member electric sales and 3.0 percent, 2.4 percent and 2.3 percent, respectively, of our total operating revenues for the nine months ended September 30, 2025. No other non-member exceeded 10 percent of our total non-member electric sales or our total operating revenues for the nine months ended September 30, 2025.

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
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. We recognized $145.5 million of deferred membership withdrawal income for the nine months ended September 30, 2025 compared to $125.1 million of deferred membership withdrawal income being recognized for the nine months ended September 30, 2024.
Lease Revenue
Lease revenue is from lease agreements where we are the lessor for certain operational assets with third parties. We have tolling agreements with third parties at Knutson and Pyramid Generating Stations that were determined to be leases as the third parties have the right to the economic benefits of the generating facilities and the third parties control the use of the facilities by its contractual rights, including the ability to direct the timing of dispatch of energy. See Note 15 - Leases.
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
Under ASC 740-270, we calculate an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Our consolidated statements of operations included $0.2 million of current income tax expense for the nine months ended September 30, 2025 and no income tax expense or benefit for the comparable period in 2024. The $0.2 million of current income tax expense originates from the return to provision adjustment. This adjusts the $5.3 million of current income tax expense included in the 2024 Form 10-K to the actual tax expense as calculated on our 2024 corporate income federal and state returns. We are continuing to evaluate the tax impacts of the contract termination payment received from MPEI. Any current tax expense expected to be realized as a result of this contract termination payment, if any, will be recorded in the fourth quarter of 2025 when the final amount of deferred revenue recognized will be known.

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
Operating Leases
We have lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $1.1 million for the three months ended September 30, 2025 and $0.7 million for the comparable period in 2024. Rent expense for all short-term and long-term operating leases was $3.5 million for the nine months ended September 30, 2025 and $1.9 million for the comparable period in 2024. Rent expense is included in various categories of operating expenses on our consolidated statements of operations based on the type and purpose of the lease.
Our consolidated statements of financial position include the following lease components (dollars in thousands):

	September 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$12,940	$13,221
Less: Accumulated amortization	(2,637)	(3,110)
Net operating lease right-of-use assets	$10,303	$10,111

Operating lease liabilities - current	$(629)	$(332)
Operating lease liabilities - noncurrent	(5,895)	(5,703)
Total operating lease liabilities	$(6,524)	$(6,035)

Finance leases:
Finance lease right-of-use assets	$95	$95
Less: Accumulated amortization	(62)	(29)
Net finance lease right-of-use assets	$33	$66

Finance lease liabilities - current	$(25)	$(47)
Finance lease liabilities - noncurrent	—	(12)
Total finance lease liabilities	$(25)	$(59)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	29.5	32.8
Finance leases	0.8	1.5
Weighted-average discount rate
Operating leases	6.92%	6.93%
Finance leases	6.99%	6.99%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
Year 1	$1,254	$26	$1,280
Year 2	707	—	707
Year 3	630	—	630
Year 4	521	—	521
Year 5	409	—	409
Thereafter	11,949	—	11,949
Total lease payments	$15,470	$26	$15,496
Less imputed interest	(8,946)	(1)	(8,947)
Total	$6,524	$25	$6,549
Energy Storage Agreements
We have entered into agreements for 500 MWs of electrical storage capacity with estimated commercial operation dates starting from 2027 to 2030 and terminating by 2052. These agreements include a fixed monthly capacity price for the right to use the storage capacity of the facilities and are expected to be accounted for as leases. Total undiscounted lease payments over the agreements' terms are estimated to be $1.6 billion.
Leasing Arrangements as Lessor
We have lease agreements as lessor for certain operational assets. The revenue from these lease agreements of $7.8 million and $6.1 million for the three months ended September 30, 2025 and 2024 and $22.3 million and $12.6 million for the nine months ended September 30, 2025 and 2024 are included in other operating revenue on our consolidated statements of operations.
In May 2024, the conditions for the effectiveness of a tolling agreement with a third party were satisfied for our two 70 MW units at our Knutson Generating Station for all capacity and energy through the operation of both units. In September 2024, we entered into a tolling agreement with a third party for one of our two 70 MW units at our Limon Generating Station for all capacity and energy through the operation of that unit that will commence in January 2026. In December 2024, we entered into a tolling agreement with a third party for one of our four 40 MW units at our Pyramid Generating Station for all capacity and energy through the operation of that unit that commenced in January 2025. In substance these agreements were determined to be leases.
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

	September 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,277	$10,247	$10,101	$9,829
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

	September 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$578	$622	$582	$587
Cash Equivalents
We invest portions of our cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates our cost basis in the investments. In aggregate, the fair value was $152.0 million as of September 30, 2025 and $182.0 million as of December 31, 2024.
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

	September 30, 2025		December 31, 2024
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,018,068	$2,889,311	$2,961,992	$2,726,184

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
Assets and liabilities of the Springerville Partnership that are included in our consolidated statements of financial position are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Net electric plant	$645,925	$676,367
Noncontrolling interest	130,082	130,498
Long-term debt	172,320	172,790
Accrued interest	1,999	4,997
Our consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation, amortization and depletion	$10,147	$8,276	$30,442	$17,345
Interest	2,839	2,849	8,525	8,734
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
CTP Proceeding: Pursuant to our Bylaws, a Member may only withdraw from membership in us upon compliance with such equitable terms and conditions as our Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to us. On September 1, 2021, we filed with FERC a modified contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in us and terminate its wholesale electric service contract, Docket No. ER21-2818. The tariff process includes requirements for a two-year notice and the payment to us of a contract termination payment. On October 29, 2021, FERC accepted our modified contract termination payment methodology, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent Federal Power Act ("FPA") section 206 proceeding to determine the justness and reasonableness of our modified methodology. On December 19, 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology ("FERC December 2023 Order").
On January 18, 2024, we, United Power, and others filed requests for rehearing with FERC of the FERC December 2023 Order. Our request for rehearing included disputing FERC's rejection of our lost revenue approach and also certain clarifications. On February 20, 2024, FERC issued a notice stating the parties' requests for rehearing were denied by operation of law, but FERC stated it would address the merits of the requests in a subsequent order. On March 28, 2024, we filed a petition for review of the FERC December 2023 Order with the United States Court of Appeals for the Tenth Circuit ("10th Circuit Court of Appeals"), Case No. 24-9516. On April 8, 2024, United Power filed a petition for review of the FERC December 2023 Order, which United Power subsequently filed to dismiss on October 8, 2025, and the 10th Circuit Court of Appeals granted. United Power, MPEI, Northwest Rural Public Power District ("NRPPD"), Basin Electric Power Cooperative ("Basin"), and La Plata Electric Association, Inc. ("LPEA") have filed notices of interventions in our petition for review with the 10th Circuit Court of Appeals.
On May 23, 2024, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC December 2023 Order (“FERC May 2024 Order”). On May 31, 2024, we filed a petition for review of the FERC May 2024 Order, Case No. 24-9538, with the 10th Circuit Court of Appeals. On June 3, 2024, the 10th Circuit Court of Appeals issued an order partially consolidating the cases for purposes of briefing. Briefing is complete. Oral arguments are scheduled for January 23, 2026.
On January 25, 2024, we filed a revised Rate Schedule 281 with FERC with the contract termination methodology based upon the FERC December 2023 Order. On March 29, 2024, FERC issued an order accepting our revised Rate Schedule 281, subject to further compliance filing, and established hearing and settlement judge procedures related to our sleeving administrative fee methodology set forth in our revised Rate Schedule 281. In April and June 2024, we submitted further revisions to Rate Schedule 281 as directed by FERC's March 2024 order and FERC May 2024 Order, respectively. On December 5, 2024, FERC issued an order on our compliance filings accepting our April 2024 and June 2024 revisions of Rate Schedule 281, subject to further compliance filing ("FERC December 2024 Order"). The FERC December 2024 Order addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection and referred to a provision in our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC") to inform our calculation of such amount. The FERC December 2024 Order also addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. We filed our fourth compliance filing based upon the FERC December 2024 Order with FERC on February 5, 2025.
We, NRPPD, and others filed requests for rehearing with FERC of the FERC December 2024 Order that were denied by operation of law. On February 12, 2025, we filed a petition for review of the FERC December 2024 Order, Case No. 25-9522, with the 10th Circuit Court of Appeals.
On April 29, 2025, FERC issued a substantive order on rehearing ("FERC April 2025 Order") addressing requests for hearing and clarification of the FERC December 2024 Order. The FERC April 2025 Order clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that debt associated with distribution facilities should be used in calculating the transmission-related debt.
On May 14, 2025, we filed a petition for review of the FERC April 2025 Order, Case No. 25-9544, with the 10th Circuit Court of Appeals, which is procedurally consolidated with Case No. 25-9522. Briefing is complete.
On May 29, 2025, we filed our fifth compliance filing of our Rate Schedule 281 based upon the FERC April 2025 Order with FERC.
On August 4, 2025, FERC issued an order accepting our February 2025 fourth and May 2025 fifth compliance filings, subject to further compliance filing ("FERC August 2025 Order"). The FERC August 2025 Order further clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that an allocated amount of Other Non-Current Liabilities and Deferred Credits should be included in the calculation. The FERC August 2025 Order also addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection with specific guidance on contacting Basin and the timing of providing the calculation to the withdrawing Utility Member.
We filed our seventh compliance filing based upon the FERC August 2025 Order with FERC on September 3, 2025. United Power filed comments in support of our seventh compliance filing and NRPPD filed a protest. We filed an answer to NRPPD's protest on November 5, 2025. We filed a request for rehearing with FERC of the FERC August 2025 Order that was denied by operation of law. On October 28, 2025, we filed a petition for review of the FERC August 2025 Order, Case No. 25-9583, with the 10th Circuit Court of Appeals.
On May 6, 2025, we filed an Offer of Settlement and Settlement Agreement with FERC related to the sleeving administrative fee methodology set forth in Rate Schedule No. 281 for approval by FERC. FERC issued an order approving the settlement on July 9, 2025, and directed us to make a compliance filing with revised tariff records within 30 days of the order. We filed such compliance filing with FERC on August 8, 2025.
On May 1, 2024, United Power withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. United Power’s contract termination payment amount was $709.4 million.
On February 1, 2025, MPEI withdrew from membership in us and pursuant to Rate Schedule 281 on-file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI's contract termination payment amount was $86 million.
As provided in the Membership Withdrawal Agreements with United Power and MPEI, United Power and MPEI's contract termination payments are also subject to true-up in the event Rate Schedule 281 and the amount paid are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review.
It is not possible to predict the outcome of this matter or whether we will be required to refund any amounts to United Power or MPEI or if United Power or MPEI will be required to pay us any additional amounts.
NRPPD Section 206 Complaint: On March 25, 2024, NRPPD filed an FPA section 206 proceeding with FERC, Docket No. EL24-93, against us and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 2023 Order and the Basin Eastern WPC. In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from us is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On May 8, 2024, we and Basin separately filed answers to NRPPD's complaint and requested FERC to deny NRPPD's complaint. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC's order also determined that NRPPD's withdrawal from us does not cause a breach of the Basin Eastern WPC ("FERC NRPPD Order"). On January 3, 2025, Basin filed a request for rehearing with FERC of the FERC NRPPD Order related to FERC's interpretation of the Basin Eastern WPC that NRPPD's withdrawal from us is not a breach of the Basin Eastern WPC. On February 3, 2025, FERC issued a notice stating the request for hearing was denied by operation of law. On February 13, 2025, Basin filed a petition for review of the FERC NRPPD Order, Case No. 25-1060, with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, we filed a notice of intervention in Basin's petition for review.
On April 29, 2025, FERC issued a substantive order on rehearing addressing the complaint filed by NRPPD. The hearing order modified the discussion in, but sustained the results of, the FERC NRPPD Order. On May 19, 2025, Basin filed a petition for review of FERC’s April 29, 2025, substantive order on rehearing with the DC Circuit Court of Appeals. FERC has moved to dismiss the petition arguing that Basin has no injury as NRPPD’s complaint was dismissed. On October 6, 2025, Basin filed its opening brief. On October 20, 2025, we filed our opening brief.
NRPPD v. Basin and Us: On July 16, 2025, Basin made multiple filings with FERC stating that Basin is no longer a public utility under Part II of the FPA because it received funding from RUS under the Rural Electrification Act. Basin is seeking cancellation of the rate schedule filed with FERC concerning the Basin Eastern WPC. On July 18, 2025, NRPPD filed a complaint against Basin and us in the United States District Court, District of Nebraska, 4:25-cv-03153, seeking a declaratory judgment that the FERC NRPPD Order continues to bind Basin and us under the doctrines of res judicata and collateral estoppel despite Basin’s assertion of it no longer being a public utility under Part II of the FPA. On September 10, 2025, NRPPD filed an amended complaint adding additional claims against Basin. We and Basin each filed motions to dismiss the amended complaint. It is not possible to predict the outcome of this matter.
Energy Sales - Soft-Cap: In August 2020, we made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council. On October 7, 2020, we filed a report with FERC justifying the sales above the soft-cap and we did not recognize the revenue for the energy sales in excess of the soft-cap, Docket No. EL21-65-000. Based upon additional guidance from FERC, we filed a supplemental report on July 19, 2021. On May 20, 2022, FERC issued an order directing us to refund only certain amounts of the energy sales revenue in excess of the soft-cap. Based upon the FERC order, in the second quarter of 2022, we recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022, order,

Case No. 22-1169. On August 18, 2022, we filed a motion to intervene with the DC Circuit Court of Appeals and an order granting said motion was issued on September 6, 2022. On January 24, 2023, the parties to the proceeding filed a motion with the court to consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals and proposed a procedural schedule with final briefings due in October 2023. On March 6, 2023, the DC Circuit Court of Appeals granted the motion to consolidate the proceedings. On July 9, 2024, the DC Circuit Court of Appeals issued an order vacating FERC's order and remanding the case back to FERC to conduct a Mobile-Sierra analysis. On July 15, 2025, FERC issued an order instituting a proceeding to consider whether the soft-cap should be eliminated. It is not possible to predict the outcome of this matter or whether we will be required to refund any additional amounts to third parties.

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
We supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short-term energy purchases. We own, lease, have undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Our diverse generation portfolio provides us with maximum available power of 4,916 MWs, of which approximately 1,953 MWs comes from renewables. In October 2025, both the 145 MW Axial Basin Solar project and 110 MW Dolores Canyon Solar project were placed in service.
We sold 12.7 million MWhs for the nine months ended September 30, 2025, of which 82.4 percent was to Utility Members. Total revenue from electric sales was $967.6 million for the nine months ended September 30, 2025 of which 84.8 percent was from Utility Member sales. Our results for the nine months ended September 30, 2025 were primarily impacted by lower natural gas and market electric energy prices, as well as above average precipitation.
•Utility Member electric sales decreased $43.5 million, or 5.0 percent, primarily due to a decrease of 1,232,284 MWhs sold, or 10.5 percent, for the nine months ended September 30, 2025 compared to the same period in 2024 due to the withdrawal of two former Utility Members. The impact of these withdrawals was partially offset by increased sales to our remaining Utility Members due to load growth and other factors.
•Fuel expense decreased $47.4 million, or 28.2 percent, primarily due to a decrease in generation at both our coal and gas-fired facilities.
Wholesale Electric Service Contracts
Our Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from us electric power and energy as provided in the Utility Member's contract with us. This contract is the wholesale electric service contract with each Utility Member, which is an all-requirements contract. Each wholesale electric service contract obligates us to sell and deliver to the Utility Member, and obligates the Utility Member to purchase and receive, all energy and capacity required for the operation of the Utility Member's system, as modified by two programs (a self-supply percentage and our BYOR Program). Our wholesale electric service contracts with thirty-two of our Utility Members currently extend through 2066 and the remaining eight Utility Members extend through 2050. Pursuant to our revised Board Policy, discussed below, each Utility Member may elect to provide up to 20 percent of its electric power requirements from distributed or renewable generation owned or controlled by the Utility Member. As of September 30, 2025, 20 Utility Members have enrolled in this program with capacity totaling approximately 93 MWs, of which 87 MWs are in operation.
In June 2025, we and a majority of our Utility Members separately entered into revised wholesale electric service contracts that were filed with FERC. In August 2025, FERC accepted such revised wholesale electric service contracts, with an August 6, 2025 effective date, subject to refund. FERC further set our revised wholesale electric service contracts for settlement and hearing procedures. The revised wholesale electric service contracts supersede the Utility Members' respective 2007 wholesale electric service contracts. Thirty-two of our Utility Members' revised wholesale electric service contracts have an initial expiration date of December 31, 2066, with such Utility Members comprising 88.2 percent of our Utility Member revenue for the nine months ended September 30, 2025, excluding former Utility Members and Utility Members that have provided a notice of intent to withdraw from membership in us. Four of our Utility Members' revised wholesale electric service contracts continue to have an initial expiration date of December 31, 2050. Four of our Utility Members elected not to sign the revised wholesale electric service contracts, and we will continue to sell and deliver to those Utility Members, and the Utility

Members will continue to purchase and receive, under the Utility Members' 2007 wholesale electric service contract with an initial expiration date of December 31, 2050. Two of the Utility Members that elected not to sign the revised wholesale electric service contracts have provided us a notice of intent to withdraw from membership in us.
In June 2025, we also filed with FERC our revised Board Policy for Member System Distributed Resource Policy providing that a Utility Member may serve (self-supply) up to 20 percent of its requirements from distributed or renewable generation owned or controlled by the Utility Member. In June 2025, Basin filed a protest to our revised wholesale electric service contracts and our revised Board Policy related to the increase in the self-supply to 20 percent and asserting it violates our Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin. We serve almost all of our Utility Members’ load in the Eastern Interconnection through this Basin contract and Basin alleges that permitting self-supply for this portion of our Member System load violates our contract with Basin. In August 2025, FERC accepted such revised Board Policy with an August 6, 2025, effective date, subject to refund. FERC further set our revised Board Policy for settlement and hearing procedures.
Our BYOR Program provides our Utility Members with the flexibility to build, own or contract for power supply projects while avoiding cost shifts amongst our Utility Members. Under the current BYOR Program, Utility Members interested in participating in the BYOR Program will propose projects that they will own or control and that do not exceed 40 percent of their peak load during our peak period and which projects will not have an adverse impact on our reliability, overall system costs or compliance with environmental objectives as determined in accordance with our BYOR tariff. If a Utility Member-proposed resource is accepted following the program evaluation process, a Utility Member will enter into a flexible supply agreement enabling us to purchase the output of the BYOR project and that output will be deemed to serve the Utility Member’s load. Our inaugural BYOR Program cycle was initiated in the third quarter of 2024. In June 2025, we executed flexible supply agreements with eleven Utility Members related to four BYOR projects totaling 330 MWs and filed the agreements with FERC. In August 2025, FERC accepted such flexible supply agreements. In August 2025, we filed with FERC amendments to our BYOR tariff to adjust the BYOR allocations, provide for limited repricing, and to expand the BYOR Program to separately address high impact loads. FERC accepted our amendments to our BYOR tariff in October 2025. For further information on our BYOR Program, see “Item 1 – BUSINESS – MEMBERS” in our annual report on Form 10-K for the year ended December 31, 2024.
In August 2025, our Board approved and we filed with FERC a new tariff and pro forma agreement for high impact loads that have large load requirements, including data centers, into our system. This new tariff provides a repeatable process to address requests to serve large, high impact loads in the near term. In October 2025, FERC issued an order rejecting our tariff. We continue to evaluate the order and next steps.
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
In December 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology. We have filed multiple revised Rate Schedule 281 with FERC as directed by FERC's compliance filing orders, including our latest revised Rate Schedule 281 filed in September 2025. For further information, see “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in our annual report on Form 10-K for the year ended December 31, 2024 and Note 18 to the Unaudited Consolidated Financial Statements in Item 1.
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
On February 1, 2025, MPEI withdrew from membership in us and pursuant to Rate Schedule 281 and a Membership Withdrawal Agreement terminated its wholesale electric service contract with us. MPEI’s contract termination payment amount was $86 million. Our Board deferred a portion of the contract termination payment and a portion was related to a transmission credit that was deferred as required by FERC's orders on our Rate Schedule 281.

The portion of the contract termination payment allocated to the transmission credit for both United Power and MPEI is subject to further change based upon petitions for review filed in the federal courts. For further information, see Note 18 to the Unaudited Consolidated Financial Statements in Item 1.
In March 2024, LPEA provided us a non-conditional notice to withdraw from membership in us, with an April 1, 2026, withdrawal effective date. In September 2025, we entered into a Membership Withdrawal Agreement with LPEA that was filed with FERC for acceptance. The Withdrawal Agreement describes the practical action items and related rights and obligations of the parties involved with effectuating the withdrawal of LPEA from membership in us and termination of LPEA's wholesale electric service contract on April 1, 2026. LPEA’s contract termination payment based upon our May 2025 revised Rate Schedule 281 accepted by FERC in August 2025 is $208 million prior to any adjustments for discounted patronage capital, regulatory liabilities credit or LPEA's pro rata share of our power purchase obligations in the Western Interconnection. LPEA's estimated final payment amount stated in the Membership Withdrawal Agreement based upon our May 2025 revised Rate Schedule 281 after adjusting for LPEA's discounted patronage, regulatory liabilities credit, and the parties agreed to LPEA's share of our power purchase obligations in the Western Interconnection is $160.3 million. We and LPEA also entered into a purchase and sales contract to sell LPEA certain assets for $6.9 million that is also expected to close on April 1, 2026. In September 2025, members of LPEA filed a class action lawsuit against LPEA asserting that a vote of LPEA’s members is required related to LPEA’s withdrawal from us. LPEA has filed a motion to dismiss the lawsuit.
In December 2024, NRPPD provided us a non-conditional notice of intent to withdraw, with a January 1, 2027, withdrawal effective date. NRPPD's estimated contract termination payments based upon the September 2025 version of Rate Schedule 281 is approximately $20 million, prior to any adjustment related to the discounted patronage capital. NRPPD's estimated contract termination payment is our current estimate of the amount we are required to pay Basin under our wholesale power contract with Basin as a result of the Utility Member's withdrawal, subject to true-up after the amount is provided by Basin. LPEA and NRPPD comprised 6.7 percent of our Utility Member revenue and 4.5 percent of our operating revenue for the nine months ended September 30, 2025. We cannot predict if LPEA or NRPPD will withdraw from us and terminate their respective wholesale electric service contract early.
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
Colorado Electric Resource Plan and New Era Program
Colorado Electric Resource Plan
In December 2023, we filed Phase I of our 2023 ERP with the COPUC, which included retirement of Craig Generating Station Unit 3 by January 1, 2028 and, if we receive New ERA Program funding and reach agreements with the applicable parties, our preferred plan retires Springerville Unit 3 by March 1, 2031. In September 2024, Phase II of our 2023 ERP was initiated with the issuance of three requests for proposals. In April 2025, we filed our 2023 ERP Implementation Report with the COPUC identifying our preferred portfolio of resources to be acquired during the period of 2026-2031. Phase II resource plan modeling indicated selection of the least-cost portfolio. The preferred portfolio adds 10 projects that result in 700 MWs of power purchase wind and solar, 650 MWs of contracted storage, and 307 MWs of owned gas, replaces the turbines at J.M. Shafer Generating Station to improve its capacity contributions, and maintains previously announced Craig Generating Station Unit 3 and Springerville Unit 3 retirement dates. On August 26, 2025, the COPUC issued a written decision approving our Phase II preferred portfolio of our 2023 ERP and back-up bid pool and the decision became final on October 29, 2025. We have 350 MWs of preferred portfolio storage resources under contract and we are continuing contracting efforts for other preferred portfolio resources, including evaluation of back-up bids as needed. For further information regarding our 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in our annual report on Form 10-K for the year ended December 31, 2024.

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
Solar Projects Update
Both the 145 MW Axial Basin Solar project, located in northwestern Colorado near the Colowyo Mine, and the 110 MW Dolores Canyon Solar project, located in southwestern Colorado, were placed in service in October 2025. To the extent available, we also expect to utilize direct pay of federal tax benefits as provided in the IRA for both projects. We do not expect the One Big Beautiful Bill Act to impact either project.
Colowyo Mine Transition
Colowyo Coal's Colowyo Mine transitioned from mining to full reclamation in October 2025. During the nine months ended September 30, 2025, we accelerated approximately $59.5 million in depreciation and amortization related to asset retirement obligations, development costs and depletion of coal reserves. We recognized deferred membership withdrawal income in an amount equal to such expenses resulting in no impact to our Utility Member's wholesale rate for 2025.
Changing Environmental Regulations
We are subject to extensive federal, state and local environmental requirements. The current federal administration is bringing about change for federal environmental regulations, and we are tracking environmental and permitting policy and proposed regulatory changes; however, it remains too early to tell what will survive expected legal challenges. To evaluate relevance, risk, and impact to our operations and plans, we are evaluating several recent proposals including the EPA's proposal to repeal the greenhouse gas standards, the EPA's proposal to repeal Mercury and Air Toxics Residual Risk and Technology Review- based requirements, and the EPA's proposal to partially disapprove Colorado's Regional Haze State Implementation Plan.
For further discussion regarding potential effects on our business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in our annual report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies
The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of September 30, 2025, there were no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2024.
Factors Affecting Results
Master Indenture
As of September 30, 2025, we had approximately $2.8 billion of secured indebtedness outstanding under our Master Indenture. Substantially all of our tangible assets and certain of our intangible assets are pledged as collateral under our Master Indenture. Our Master Indenture requires us to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits us to incur additional secured obligations as long as after giving effect to the additional secured obligation, we will continue to meet the DSR requirement on both a historical and pro forma basis. Our Master Indenture also requires us to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to our Master

Indenture, DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Our Board Policy for Financial Goals and Capital Credits, approved and subject to change or waiver by our Board, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to our Members. On a periodic basis, our Board will determine whether to retire any patronage capital, and in what amounts, to our Members. As of September 30, 2025, we have retired approximately $669.1 million of patronage capital to our Members.
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
In May 2024, we filed with FERC a request to adopt a new Class A wholesale rate schedule (A-41) for electric power sales to our Utility Members. The wholesale rate maintains our postage stamp rate, with the same rate components for all Utility Members, and incorporates a new formulary rate, which can be adjusted annually based on the budget approved by our Board, including an annual true-up mechanism. In July 2024, FERC issued an order accepting our A-41 wholesale rate schedule, effective August 1, 2024, subject to refund. FERC further set our rate filing for settlement and hearing procedures. On October 28, 2025, we filed a settlement agreement with FERC for approval regarding our A-41 wholesale rate schedule. The settlement agreement continues use of a formulary rate with an annual true-up mechanism. It also allocates up to $11.5 million of deferred revenue through December 31, 2029, to certain Utility Members to offset adjustments to demand-based charges made as part of the settlement. We have agreed to a subsequent rate filing to be effective no later than January 1, 2030. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in our annual report on Form 10-K for the year ended December 31, 2024.
Our Class A rate schedule (A-41) for electric power sales to our Utility Members consists of eleven rate components, with three energy based and eight demand based. Our budget used to set our Utility Members' formula rate is set by our Board, consistent with the provision of reliable cost-based supply of electricity over the long term to our Utility Members. Energy is the physical electricity delivered to our Utility Members. The energy-based rates are billed based upon a price per kWh of physical energy delivered and the demand-based rates are billed based on the Utility Member’s highest thirty-minute integrated total demand measured in each monthly billing period during our peak period, Monday through Saturday, with the exception of six holidays.
In September 2025, our Board approved our 2026 budget, which includes a wholesale rate increase to our Utility Members of 7.5 percent for 2026.
Our Board may, from time to time, subject to FERC approval, create new regulatory assets or liabilities or modify the expected recovery period through rates of existing regulatory assets or liabilities. In September 2025, we recorded a regulatory asset which represents the deferral of the expenses from the Colowyo Mine asset retirement obligation adjustments related to the transition from mining to full reclamation in October 2025. Pending approval from FERC, which has been requested, this regulatory asset will be amortized to depreciation, amortization and depletion expense over its original expected useful life ending in 2044 and recovered from our Utility Members through rates.
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
Other Impacts
Our ability to meet our Utility Members' electric power requirements and complete our capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by the current domestic and global supply chain disruptions. We are experiencing longer lead-times on the procurement of certain materials and equipment. Supply chain price inflation has contributed to lingering high prices for materials and equipment. Tariffs are a continuing area of concern. We have also received notice communications from vendors warning of upcoming price increases due to tariffs. The current tariffs are far reaching and widespread, making it difficult for us and our suppliers to completely avoid or mitigate the impacts of higher costs throughout the supply chain. We continue to monitor potential impacts to our operations and estimated capital expenditures and timing of projects related to inflationary pressures, tariffs, and supply chain disruptions.
The recent United States government shutdown may affect our business, financial condition, results of operation and future plans. Depending on the duration of the shutdown, it could result in delays related to our federal funding and awards or other decisions and approvals that we rely on for our business.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Operating Revenues
Our operating revenues are primarily derived from electric power sales to our Utility Members and non-member purchasers. Other operating revenue consists primarily of wheeling, transmission, leasing, and coal sales. Other operating revenue also includes revenue we receive from certain of our Non-Utility Members. The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating revenues
Utility Member electric sales	$306,568	$309,599	$(3,031)	(1.0)%
Non-member electric sales	54,489	73,943	(19,454)	(26.3)%
Rate stabilization	57,343	108,222	(50,879)	(47.0)%
Other	39,906	37,119	2,787	7.5%
Total operating revenues	$458,306	$528,883	$(70,577)	(13.3)%

Energy sales (in MWh):
Utility Member electric sales	3,873,290	4,015,232	(141,942)	(3.5)%
Non-member electric sales	788,982	966,304	(177,322)	(18.4)%
	4,662,272	4,981,536	(319,264)	(6.4)%

•Non-member electric sales revenue decreased primarily due to lower market prices, despite higher long-term and short-term sales. Long-term market sales increased 23,485 MWhs to 458,371 MWhs for the three months ended September 30, 2025 compared to 434,886 MWhs for the same period in 2024. Short-term market sales increased 6,927 MWhs to 203,260 MWhs for the three months ended September 30, 2025 compared to 196,333 MWhs for the same period in 2024.
•We recognized $57.3 million of previously deferred membership withdrawal income during the three months ended September 30, 2025 as part of our rate stabilization measures compared to $108.2 million of deferred membership withdrawal income being recognized during the same period in 2024.
Operating Expenses
Our operating expenses are primarily comprised of the costs that we incur to supply and transmit our Utility Members’ electric power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of our operating expenses for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating expenses
Purchased power	$138,450	$123,437	$15,013	12.2%
Fuel	32,035	59,271	(27,236)	(46.0)%
Production	44,842	40,192	4,650	11.6%
Transmission	51,917	47,984	3,933	8.2%
General and administrative	43,905	32,430	11,475	35.4%
Depreciation, amortization and depletion	75,647	60,277	15,370	25.5%
Coal mining	1,234	3,238	(2,004)	(61.9)%
Other	2,432	4,471	(2,039)	(45.6)%
Total operating expenses	$390,462	$439,523	$(49,061)	(11.2)%

•Fuel expense was lower during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of 301,372 MWh produced by coal, or 17.3 percent, and a decrease of 38,912 MWh produced by gas, or 11.9 percent.
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities, higher software maintenance costs and an overall increase in expenses related to general and administrative labor and benefits.
•Depreciation, amortization and depletion expenses increased primarily due to accelerated depreciation and amortization from the transition from mining to full reclamation at Colowyo Mine as of October 2025. Additionally, depreciation, amortization and depletion was higher for the three months ended September 30, 2025 compared to the same period in 2024 due to depreciation rates that went into effect August 1, 2024 after issuance of the FERC order accepting our A-41 formula rate to our Utility Members.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Revenues
The following is a comparison of our operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating revenues
Utility Member electric sales	$820,217	$863,711	$(43,494)	(5.0)%
Non-member electric sales	147,392	148,330	(938)	(0.6)%
Rate stabilization	145,469	125,123	20,346	16.3%
Provision for rate refunds	2,719	—	2,719	100.0%
Other	107,836	80,767	27,069	33.5%
Total operating revenues	1,223,633	1,217,931	$5,702	0.5%

Energy sales (in MWh):
Utility Member electric sales	10,484,083	11,716,367	(1,232,284)	(10.5)%
Non-member electric sales	2,244,786	2,047,533	197,253	9.6%
	12,728,869	13,763,900	(1,035,031)	(7.5)%

•Excluding United Power and MPEI, Utility Member load growth increased 38,559 MWhs during the nine months ended September 30, 2025 compared to the same period in 2024. The impact of the United Power and MPEI membership withdrawals to total Utility Member electric sales (in dollars and MWhs) was lower than anticipated due to the load growth from our remaining Utility Members.
•We recognized $145.5 million of deferred membership withdrawal income during the nine months ended September 30, 2025 compared to $125.1 million of deferred membership withdrawal during the same period in 2024 as part of our rate stabilization measures.
•Other operating revenue increased primarily due to higher wheeling revenue, higher coal sales to third parties and an increase in lease revenue related to two tolling agreements for three units at simple-cycle combustion turbines for all capacity and energy through the operation of such units during the nine months ended September 30, 2025 compared to the same period in 2024.

Operating Expenses
The following is a summary of the components of our operating expenses for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2025	2024	Amount	Percent
Operating expenses
Purchased power	345,999	315,347	$30,652	9.7%
Fuel	120,378	167,819	(47,441)	(28.3)%
Production	119,022	129,375	(10,353)	(8.0)%
Transmission	137,876	140,506	(2,630)	(1.9)%
General and administrative	123,183	77,993	45,190	57.9%
Depreciation, amortization and depletion	219,582	149,053	70,529	47.3%
Coal mining	8,406	5,343	3,063	57.3%
Other	7,474	10,671	(3,197)	(30.0)%
Total operating expenses	$1,081,920	$1,064,330	$17,590	1.7%

•Purchased power expense increased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to higher average costs of 16.4 percent despite lower energy purchases of 349,251 MWh.
•Fuel expense decreased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of 355,644 MWh produced by gas, or 30.9 percent, and a decrease of 351,332 MWh produced by coal, or 7.8 percent.
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities, higher software maintenance costs and an overall increase in expenses related to general and administrative labor and benefits.
•Depreciation, amortization and depletion expenses increased primarily due to accelerated depreciation and amortization from the transition from mining to full reclamation at Colowyo Mine as of October 2025. Additionally, depreciation, amortization and depletion was higher for the nine months ended September 30, 2025 compared to the same period in 2024 due to depreciation rates that went into effect August 1, 2024 after issuance of the FERC order accepting our A-41 formula rate to our Utility Members.
Financial Condition as of September 30, 2025 Compared to December 31, 2024
The principal changes in our financial condition from December 31, 2024 to September 30, 2025 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $142.9 million, or 38.8 percent, to $511.3 million as of September 30, 2025 compared to $368.4 million as of December 31, 2024. The increase was primarily due to capital expenditures for the Axial Basin and Dolores Canyon Solar projects and various transmission projects. In October 2025, both the 145 MW Axial Basin Solar project and 110 MW Dolores Canyon Solar project were placed in service.
•Net other plant decreased $82.3 million, or 43.6 percent, to $106.4 million as of September 30, 2025 compared to $188.7 million as of December 31, 2024. The decrease was primarily due to accelerated depreciation and amortization from the transition from mining to full reclamation at Colowyo Mine as of October 2025.
•Restricted cash and investments-current increased $17.4 million to $18.1 million as of September 30, 2025 compared to $0.7 million as of December 31, 2024. The increase was primarily due to $16.9 million that was deposited with our Master Indenture trustee in September 2025 in advance of our October 1, 2025 debt service payments for the 2014 Private Placement and Moffat County Pollution Control Bonds. In accordance with our Master Indenture, we are required to fund the account one day prior to debt service payments.
•Regulatory assets increased $60.1 million, or 7.4 percent, to $876.6 million as of September 30, 2025 compared to $816.5 million as of December 31, 2024. The increase was due to the recording of a regulatory asset of $79.9 million partially offset by amortization of regulatory assets of $19.8 million. The regulatory asset addition is for the Colowyo Mine asset retirement obligation adjustment related to the transition from mining to full reclamation as of October 2025.

Liabilities
•Short-term borrowings increased $84.4 million to $84.5 million as of September 30, 2025 compared to $0.1 million as of December 31, 2024. The increase was due to issuance of commercial paper to support operating cash flow.
•Accrued interest increased $20.9 million to $42.4 million as of September 30, 2025 compared to $21.5 million as of December 31, 2024. The increase was due to accruals for interest due in future periods of $113.9 million partially offset by interest payments of $93.0 million.
•Regulatory liabilities decreased $67.8 million to $429.2 million as of September 30, 2025 compared to $497.0 million as of December 31, 2024. The decrease was primarily due to the recognition of deferred membership withdrawal income of $145.5 million and amortization of the United Power and MPEI transmission credit of $8.1 million during the nine month period ended September 30, 2025 partially offset by MPEI's $86.0 million contract termination payment amount arising from its withdrawal from membership in us and the termination of its wholesale electric service contract with us.
Liquidity and Capital Resources
We finance our operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2025, we had $201.7 million in cash and cash equivalents. Our committed credit arrangements as of September 30, 2025 are as follows (dollars in thousands):

	Authorized Amount		Available September 30, 2025
2022 Revolving Credit Agreement	$520,000	(1)	$432,000	(2)
Renewable Revolving Credit Agreement (3)	$250,000		$113,000

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable as of September 30, 2025 was $88 million which was dedicated to support outstanding commercial paper and an outstanding letter of credit for the benefit of RUS as part of our loan agreement for the Rural Energy Savings Program.
(3)The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. The current eligible green investments include Axial Basin and Dolores Canyon Solar projects.
We have a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $72 million of the letter of credit sublimit, and $415 million of the commercial paper back-up sublimit availability remained as of September 30, 2025.
The 2022 Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of September 30, 2025) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of September 30, 2025) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
Under our commercial paper program, our Board authorized us to issue commercial paper in amounts that do not exceed the commercial paper back-up sublimit under our 2022 Revolving Credit Agreement, which was $500 million as of September 30, 2025, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of September 30, 2025, we had $85 million commercial paper outstanding and $415 million available on the commercial paper back-up sublimit. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
As a requirement of a loan from RUS provided as part of the Rural Energy Savings Program and our Electrify and Save® On-Bill Repayment Program, we are required to maintain a letter of credit for the benefit of RUS, which is currently in the amount of $3 million.
We have a secured Renewable Revolving Credit Agreement with CoBank as lead arranger and CFC as administrative agent, in the amount of $250 million. As of September 30, 2025, we had borrowed $137 million in adjusted Term SOFR rate loans under such facility and $113 million of availability remained .

The Renewable Revolving Credit Agreement is secured under our Master Indenture and has a maturity date of June 18, 2030. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. Funds advanced under the Renewable Revolving Credit Agreement bear interest at adjusted Term SOFR rates or alternative base rates, at our option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.200 percent as of September 30, 2025) based on our credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of September 30, 2025) based on our credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus ½ of 1.00 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
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
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating activities. Net cash provided by operating activities was $150.7 million for the nine months ended September 30, 2025 compared to $865.2 million for the same period in 2024, a decrease in net cash provided by operating activities of $714.5 million. Cash provided by operating activities during 2025 was impacted by MPEI's contract termination payment of $86.0 million. Additionally, cash provided by operating activities was also impacted by the timing of cash collected from Member accounts receivable, payment of trade payables and accrued expenses. Cash provided by operating activities during 2024 was primarily impacted by United Power's contract termination payment of $709.4 million. Additionally, cash provided by operating activities during 2024 was impacted by the timing of cash collected by Member accounts receivable, payment of trade payables and accrued expenses and prepayments of annual insurance premiums.
Investing activities. Net cash used in investing activities was $281.9 million for the nine months ended September 30, 2025 compared to $218.2 million for the same period in 2024, an increase in net cash used in investing activities of $63.7 million. The increase in net cash used in investing activities was impacted by construction costs for the Axial Basin Solar and Dolores Canyon Solar projects and capital expenditures for various transmission and generation projects. Additionally, on February 1, 2025, we sold to MPEI certain assets for $5.9 million that were primarily used to serve MPEI's load.
Financing activities. Net cash provided by financing activities was $119.4 million for the nine months ended September 30, 2025 compared to net cash used in financing activities of $443.5 million for the same period in 2024, an increase in net cash provided by financing activities of $562.9 million. The increase in net cash provided by financing activities was primarily due to $137 million of proceeds that we received in adjusted Term SOFR rate loans under our Renewable Revolving Credit Agreement and an increase in commercial paper issuances. Additionally, financing activities was impacted by a patronage capital retirement of $15.5 million resulting from MPEI's withdrawal, after true-up, and using $30 million of the MPEI contract termination payment to paydown debt. During 2024, we used approximately $400 million of the United Power contract termination payment to payoff the 2023 multiple advance rate term loan and to pay down short-term borrowings.

Capital Expenditures
We forecast our capital expenditures annually as part of our long-term planning. We regularly review these projections to update our calculations to reflect changes in our future plans, facility closures, facility costs, market factors and other items affecting our forecasts. In the years 2026 through 2028, we forecast that we may invest approximately $1.31 billion in new facilities and upgrades to our existing facilities.
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
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Bryan R. Davis (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bryan R. Davis (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: November 7, 2025	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 7, 2025		/s/ Bryan R. Davis
Bryan R. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)