Form 10-K
period 2025-12-31
Tri-State Generation & Transmission Association, Inc.
filed 2026-03-06
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.

i

GLOSSARY
The following abbreviations and acronyms used in this annual report on Form 10-K are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between Tri-State and CFC, as administrative agent, as amended
2023 ERP	Tri-State's 2023 Electric Resource Plan filed with the COPUC
Basin	Basin Electric Power Cooperative
Basin Eastern WPC	Amended and Restated Wholesale Power Contract for the Eastern Interconnection, between Tri-State and Basin
Board	Board of Directors
BYOR	Bring Your Own Resource
CAISO	California Independent System Operator
CERCLA, or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFC	National Rural Utilities Cooperative Finance Corporation
Clean Water Act	Federal Water Pollution Control Act, as amended
CO2	carbon dioxide
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of Tri-State
COPUC	Colorado Public Utilities Commission
Corps	U.S. Army Corps of Engineers
Craig Station	Craig Generating Station
CRPPD	Chimney Rock Public Power District
D.C. Circuit Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DSR	Debt Service Ratio (as defined in the Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in the Master Indenture)
Elk Ridge	Elk Ridge Mining and Reclamation, LLC, a subsidiary of Tri-State
EPA	Environmental Protection Agency
ESA	Endangered Species Act
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	accounting principles generally accepted in the United States
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	kilowatt hour
LAP	Loveland Area Projects
LIBOR	London Interbank Offered Rate
LPEA	La Plata Electric Association, Inc.
MACT	maximum achievable control technology
Master Indenture
Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between Tri-State and U.S. Bank Trust Company, National Association, as successor trustee

MBPP	Missouri Basin Power Project
Members	Tri-State's Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MPEI	Mountain Parks Electric, Inc.

MW	megawatt
MWh	megawatt hour
NERC	North American Electric Reliability Corporation
New ERA Program	USDA's Empowering Rural America Program
Non-Utility Members	Tri-State's non-utility members
NOX	nitrogen oxide
NRECA	National Rural Electric Cooperative Association
NRPPD	Northwest Rural Public Power District
OATT	Open Access Transmission Tariff
PCB	polychlorinated biphenyl
PFAS	per- and polyfluoroalkyl substances
PNM	Public Service Company of New Mexico
PSCO	Public Service Company of Colorado
PREMA	Panhandle Rural Electric Membership Association
Renewable Revolving Credit Agreement	Renewable Revolving Credit Agreement, dated as of June 18, 2025, between Tri-State and CFC, as administrative agent
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
RES	Renewable Energy Standard
RPPD	Roosevelt Public Power District
RPS	Renewable Portfolio Standard
RS Plan	National Rural Electric Cooperative Association Retirement Security Plan
S&P	S & P Global Ratings
Salt River Project	Salt River Project Agricultural Improvement and Power District
SEC	Securities and Exchange Commission
SLCAIP	Salt Lake City Area/Integrated Projects
SO2	sulfur dioxide
SPP	Southwest Power Pool, Inc.
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of Tri-State
Springerville Unit 3	Springerville Generating Station Unit 3
TEP	Tucson Electric Power Company
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or “SOFR") over a future reference period
Tenth Circuit Court of Appeals	United States Court of Appeals for the Tenth Circuit
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
USDA	United States Department of Agriculture
USFWS	U.S. Fish and Wildlife Service
Utility Members	Tri-State's electric distribution member systems
WACM	Western Area Colorado Missouri
WAPA	Western Area Power Administration (a power marketing agency of the DOE)
WECC	Western Electricity Coordinating Council
WOTUS	Waters of the United States
Yampa Project	Craig Station Units 1 and 2 and related common facilities

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward–looking statements.”  All statements, other than statements of historical facts, that address activities, events or developments that Tri-State expects or anticipates to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, future resources and generation portfolio, future use of deferred revenue, business strategy, Member withdrawals and development, construction, operation, or closure of facilities (often, but not always, identified through the use of words or phrases such as “will likely result,” “is expected to,” “planned,” “will continue,” “is anticipated,” “estimated,” “forecasted,” “projection,” “target” and “outlook”) are forward–looking statements.
Although Tri-State believes that in making these forward–looking statements its expectations are based on reasonable assumptions, any forward–looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward–looking statements.

PART I
ITEM 1.    BUSINESS
OVERVIEW
Tri-State's Business
Tri–State Generation and Transmission Association, Inc. is a taxable wholesale electric power generation and transmission cooperative operating on a not–for–profit basis. Tri-State was incorporated under the laws of the State of Colorado in 1952 as a cooperative corporation. Tri-State was formed by its Utility Members for the purpose of providing wholesale power and transmission services to its Utility Members for their resale of the power to their retail consumers. The Utility Members serve large portions of Colorado, Nebraska, New Mexico and Wyoming.
Tri-Sate is owned entirely by its forty-three Members of which forty are Utility Members. Thirty-six of the Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. Tri-State also has three Non-Utility Members. The retail service territories of the Utility Members cover approximately 182,000 square miles and their customers include suburban and rural residences, farms and ranches, and large and small businesses and industries. The Utility Members serve approximately 538,000 retail electric meters. The Utility Members are the sole state-certified providers of electric service to retail (residential and business) customers within their designated service territories. Tri-State is regulated as a public utility under Part II of the FPA.
Tri-State's website is www.tristate.coop. Information contained on Tri-State's website is not incorporated by reference into and should not be considered to be part of this annual report.
Cooperative Structure
A cooperative is a business entity owned by and formed to serve its members. Acting on a not-for-profit basis, cooperatives provide or purchase property, products or services to their members on a cost-effective basis, in part by eliminating the need to produce profits or a return on equity in excess of required margins. Electric cooperatives generally establish rates to recover their costs and to collect a portion of revenues in excess of expenses, which constitute margins. Margins not yet distributed to members in cash constitute patronage capital, a cooperative’s principal source of equity. Patronage capital is held for the account of the members without interest and returned when the board of directors determines it is appropriate to do so. The timing and amount of any return of capital to the members is dependent on the financial goals of the cooperative, current and projected equity needs, including to fund capital expenditures, and compliance with the cooperative’s loan and security agreements and bylaws.
Electric distribution cooperatives form generation and transmission cooperatives, such as Tri-State, to acquire and delivery the output of power supply resources, typically through the construction of facilities or power purchase arrangements, at a lower cost than acquiring those resources alone. Electric cooperatives do not typically issue equity securities or stock.
Power Supply and Transmission
Tri-State supplies its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long-term power purchase contracts and short-term energy purchases. Tri-State owns, leases, has undivided percentage interests in, or has long-term purchase contracts for the output of various generating facilities. As of December 31, 2025, Tri-State's diverse generation portfolio provides it with maximum available power of 4,948 MWs as summarized in the table below:

Generation Portfolio (as of December 31, 2025)	Capacity	Percentage
	(MW)	(%)
Renewables, including WAPA	1,959	40
Coal-fired base load facilities	1,547	31
Gas/oil-fired facilities	839	17
Other contracts, including Basin	603	12
Tri-State owns and operates the 145 MW Axial Basin Solar facility, located in Moffat County, Colorado, and the 110 MW Dolores Canyon Solar facility, located in Dolores County, Colorado, which were placed in service in October 2025. See "— POWER SUPPLY RESOURCES" and "PROPERTIES."
In October 2025, the COPUC approved Tri-State's preferred portfolio in Phase II of its 2023 ERP, which anticipated Tri-State's generation portfolio as of December 31, 2030 consisting of the following:

Potential Generation Portfolio (as of December 31, 2030)	Capacity	Percentage
	(MW)	(%)
Renewables, including WAPA	3,100	49
Gas/oil-fired facilities	1,079	17
Coal-fired base load facilities	902	14
Energy storage	650	10
Other contracts, including Basin	608	10
_____________________________________
Tri-State transmits power to its Utility Members through resources that Tri-State owns, leases or has undivided percentage interests in, or by wheeling power across transmission providers' lines. As of December 31, 2025, Tri-State has ownership or capacity interests in approximately 5,932 miles of transmission lines and owns or has major equipment ownership in 378 substations and switchyards. See "PROPERTIES" for a description of Tri-State's transmission facilities.
Human Capital Resources
Employees are Tri-State's most valuable resource and it endeavors to attract, develop and retain its workforce. Tri-State encourages superior performance through recognition and rewarding employee ability and results. Tri-State compensates its employees through a total rewards package that includes base salary or hourly wages, retirement benefits, and health and welfare programs. Employee compensation is based upon performance and national salary data provided by various surveys for positions with similar responsibilities.
Tri-State is committed to helping employees grow by offering training and development opportunities. Tri-State encourages life-long learning and supports this through on-the-job training, tuition reimbursement, apprenticeships and summer internships. Tri-State is also committed to the Cooperative Principle of Commitment to Community and provides opportunities for employees to contribute to various community programs and events as well as offer employee's a paid volunteer day-off to give back in their own communities.
Tri-State is committed to providing a respectful, safe and welcoming workplace where all employees’ unique ideas and experiences are recognized. Tri-State facilitates this environment through open, honest communication and compliance with its Ethical Conduct and Conflict of Interest program.
Safety is a Tri-State core value. Tri-State prioritizes the safety of its employees, contractors, and communities and strives to emphasize that safety is everyone’s responsibility, regardless of job or work location. Tri-State believes injuries and illnesses are preventable and has committed to supporting its employees with the tools, knowledge, and empowerment to complete their work safely and successfully. Tri-State regularly reviews and updates its safety and health programs and safety management systems and implements actions with the goal of continually improving its safety and health performance. Tri-State has an Executive Safety Council to review new initiatives, ideas, and protocols, encourages the sharing of safety moments at all organized meetings, and constantly works to educate all employees on the importance of safety.
Tri-State's average employee tenure across its organization is 10 years. In 2025, Tri-State's turnover was 14.87 percent, an increase from 10.13 percent in 2024. Retirements accounted for 2.4 percent of the turnover.
Including its subsidiaries, as of December 31, 2025, Tri-State employed 1,060 people, of which 165 were subject to collective bargaining agreements. As of December 31, 2025, none of these collective bargaining agreements will expire within one year. Since 2016, Tri-State's number of employees has decreased by approximately 32 percent due to the closure of certain facilities, cost reduction efforts and other factors. Tri-State expects the number of employees to materially decrease by 2028 with the closure of additional facilities, including a reduction of 98 employees in January 2026 upon transition of reclamation activities at the Colowyo Mine to a third party who offered employment to most impacted employees. Tri-State supplements its workforce as needed through use of contingent workers.

MEMBERS
General
Tri-State has three classes of membership: Class A - utility full requirements members, Class B - utility partial requirements members, and Non-Utility Members. Tri-State currently has forty Utility Members that are all Class A members. The Utility Members provide electric services, consisting of power supply and distribution services, to residential, commercial, industrial and agricultural customers primarily in Colorado, Nebraska, New Mexico and Wyoming. The Utility Members’ businesses involve the operation of substations, transformers and electric lines that deliver power to their customers. The Utility Members and the states within which they primarily provide electric service are as follows:

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
Tri-State also currently has three Non-Utility Members: Ellgen Ranch Company, MIECO, Inc., and Olson’s Greenhouses of Colorado, LLC. Ellgen Ranch Company has ranch leases with Colowyo Coal. MIECO, Inc. markets natural gas and is a supplier of gas to Tri-State's natural gas-fired generating facilities. Olson’s Greenhouses of Colorado, LLC has a contract with Tri-State to purchase thermal energy from waste steam at the J.M. Shafer Generating Station.
Bylaws and Classes of Membership
Tri-State's Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of Tri-State's Bylaws, to purchase from Tri-State power and energy as provided in the Utility Member's all-requirements wholesale electric service contract with Tri-State. See "— Wholesale Electric Service Contracts (All Requirements)."
Tri-State's Bylaws allow its Board to establish one or more classes of membership in addition to the Class A - full requirements. However, the representation on the Board of any additional classes of membership would be determined by a vote of the Members at a membership meeting. The Board established a non-utility membership class and authorized entering into membership agreements with Non-Utility Members. Non-Utility Members, as set forth in the membership agreements with such Non-Utility Members, have a right to vote at membership meetings, have rights to patronage capital, and have rights to liquidation proceeds, but have waived and have no right to representation on Tri-State's Board. The non-utility membership class is intended to consist of entities that do not purchase power and energy from Tri-State and do not operate electric distribution systems. The Bylaws limit the number of Non-Utility Members to no greater than ten.
The Board also established the Class B - utility partial requirements membership class. Tri-State currently has no Class B members.
Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe. See "— Contract Termination Payment and Relationship with Members." for additional discussion regarding Member withdrawals.
Wholesale Electric Service Contracts (All Requirements)
Tri-State's revenues are derived primarily from the sale of wholesale electric service to the Utility Members pursuant to its all-requirements wholesale electric service contracts. In June 2025, Tri-State and thirty-six of its Utility Members separately entered into revised wholesale electric service contracts that were filed with FERC. In August 2025, FERC accepted such revised wholesale electric service contracts, with an August 6, 2025 effective date, subject to refund. FERC further set the revised wholesale electric service contracts for settlement and hearing procedures. Settlement proceedings are ongoing. The revised wholesale electric service contracts supersede the Utility Members' respective 2007 wholesale electric service contracts. Thirty-two of the Utility Members' revised wholesale electric service contracts have an initial expiration date of December 31, 2066. Four of the Utility Members' revised wholesale electric service contracts continue to have an initial expiration date of December 31, 2050. CRPPD, LPEA, NRPPD, and PREMA, which have all provided Tri-State a notice of intent to withdraw from membership, elected not to sign the revised wholesale electric service contracts, and Tri-State will continue to sell and deliver to those Utility Members, and the Utility Members will continue to purchase and receive, under the Utility Members' 2007 wholesale electric service contract with an initial expiration date of December 31, 2050.
Each wholesale electric service contract obligates Tri-State to sell and deliver to the Utility Member, and the Utility Member to purchase and receive from Tri-State, all energy and capacity required for the operation of the Utility Member's system, as modified by two programs filed with FERC (a self supply percentage and the BYOR program). See "— Utility Member's Self Supply Percentage" and "— Bring Your Own Resource Program" for additional discussion regarding these programs. The revised wholesale electric service contract contains an evergreen provision, continuing the term of the contract indefinitely beyond the initial term unless and until either party provides at least five years’ prior written notice of its intent to terminate. A Utility Member may elect to terminate its wholesale electric service contract earlier upon two-year written notice and payment of a contract termination payment. See " - Contract Termination Payment and Relationship with Members" for additional discussion regarding Member withdrawals.
The Utility Members’ demand for energy is influenced by seasonal weather conditions. Historically, Tri-State's peak load conditions have occurred during the months of June through August, when irrigation load is the highest. Tri-State's summer peak load conditions depend on summer temperatures and the amount of precipitation during the growing season (generally May through September). Relatively warmer summer or colder winter temperatures tend to increase the demand and usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces demand and usage of electricity for heating, air conditioning and irrigation systems.
The table below shows the Utility Members’ aggregate coincident peak demand for the years 2021 through 2025 and the amount of energy that Tri-State supplied them. The Utility Members’ 2025 peak demand decreased 3.4 percent compared to

2024 and the annual amount of energy that Tri-State sold to its Utility Members in 2025 decreased 9.1 percent compared to 2024, primarily related to United Power's withdrawal on May 1, 2024.

Year	Utility Members' Peak Demand (MW)	(1)	Energy Sold to Utility Members (MWh)	(1)
2025	2,448		13,604,873
2024	2,533		14,959,159
2023	3,030		16,530,385
2022	3,071		16,525,315
2021	2,974		15,676,830
_____________________________________
(1)Includes energy sales to and peak demand of United Power through April 30, 2024 and MPEI through January 31, 2025.
Tri-State is required under the wholesale electric service contracts to use good utility practice to provide a constant and uninterrupted supply of electric service to its Utility Members. If Tri-State's resources are inadequate to serve all of the Utility Members’ demand and Tri-State cannot secure additional resources, Tri-State is permitted to interrupt service to its Utility Members in accordance with a load shedding policy established by Tri-State's Board. Tri-State anticipates having sufficient resources to provide all the requirements of its Utility Members including through a planned new tariff for high impact loads.
The wholesale electric service contracts provide that the Utility Members shall pay Tri-State for electric service at rates and on the terms accepted or approved by the regulatory authority with jurisdiction over Tri-State's rates. When necessary, Tri-State's Board shall direct revision to such rates so the rates produce sufficient revenues, combined with Tri-State's revenues from all other sources, to meet Tri-State's cost of operation, including reasonable reserves, debt and lease service, and equity development. Revenues from wholesale power sales to the Utility Members are primarily from its Class A wholesale rate schedule established by Tri-State's Board and accepted or approved by FERC. See "— RATE REGULATION." Revenue from one Utility Member, Poudre Valley Rural Electric Association, comprised 12.2 percent of Tri-State's Utility Member revenue and 8.1 percent of Tri-State's operating revenue in 2025. No other Utility Member exceeded 10 percent of Tri-State's Utility Member revenue or its operating revenue in 2025. Utility Members are obligated to pay Tri-State monthly for the electric service that Tri-State supplies to them. Payments due to Tri-State under the wholesale electric service contracts are pledged and assigned to secure the obligations under Tri-State's Master Indenture. A Utility Member cannot resell at wholesale any of the energy sold by Tri-State, unless such resale is approved by Tri-State's Board or provided for in a schedule to the wholesale electric service contract.
The wholesale electric service contracts also provide for Tri-State to establish a committee at least every 5 years to review the wholesale electric service contracts for the purposes of making recommendations to Tri-State's Board concerning any suggested modifications. The last contract committee ended in 2025 and recommended the revised wholesale electric service contracts.
Tri-State and its Utility Members are subject to regulations issued by FERC pursuant to PURPA with respect to the purchase of electricity from, and the sale of electricity to, qualifying facilities and co‑generators. Tri-State is permitted to bill the Utility Member for fixed cost equalization to make up for lost revenue as a result of a qualifying facility's sales to a Utility Member in excess of the self-supply provision of the wholesale electric service contract. As part of a waiver of applicable FERC regulations approved by FERC involving Tri-State and certain of its Utility Members, Tri-State stands in place of certain Utility Members to purchase capacity and energy from qualifying facilities that interconnect to distribution systems of Utility Members covered by the waiver at Tri-State's full avoided cost. As part of the waiver program, participating Utility Members sell supplementary, back-up, and maintenance power to the qualifying facilities.
Utility Member's Self-Supply Percentage
In June 2025, Tri-State filed with FERC its revised Board Policy for Member System Distributed Resource that provides a Utility Member may serve (self-supply) up to 20 percent of its requirements from distributed or renewable generation owned or controlled by the Utility Member. In August 2025, FERC accepted such revised Board Policy with an August 6, 2025, effective date, subject to refund. FERC further set this revised Board Policy for settlement and hearing procedures. Basin protested this revised Board Policy alleging the increase in the self-supply to 20 percent violates the Basin Eastern WPC. Tri-State serves almost all of its Utility Members' load in the Eastern Interconnection through the Basin Eastern WPC. Settlement proceedings are ongoing.

As of December 31, 2025, 21 Utility Members were enrolled in this self-supply program with capacity totaling approximately 92 MWs, of which 89 MWs were in operation.
Bring Your Own Resource Program
Tri-State's BYOR Program provides the Utility Members with the flexibility to build, own or contract for power supply resources while avoiding cost shifts among Utility Members. Utility Members interested in participating in the BYOR Program, can propose resources that they will own or control, up to 40 percent of their peak load during Tri-State's peak period. Resources are evaluated in cycles occurring every two years to determine whether proposed resources would adversely impact Tri-State's reliability, overall system costs or compliance with environmental objectives. If a Utility Member-proposed resource is accepted, the Utility Member and Tri-State will enter into a flexible supply agreement for Tri-State to purchase the output of the BYOR resources. The Utility Member continues to pay Tri-State the Class A wholesale rate to serve its load, including the output of the BYOR resources that is deemed to serve the Utility Member's load. Sales to the Utility Member and BYOR purchases from the Utility Member are settled on a net basis.
In August 2025, Tri-State filed revisions to the BYOR Program tariff with FERC to adjust the BYOR cap, provide for limited repricing opportunities and expand the BYOR Program to address high impact loads. In October 2025, FERC accepted these revisions.
Tri-State's inaugural BYOR Program cycle was initiated in 2024. After evaluation, 11 Utility Members with resources totaling 300 MWs of wind generation and 30 MWs of solar generation were approved. The flexible supply agreements were executed in 2025 and accepted by FERC. One 20 MW solar resource with three Utility Members was subsequently withdrawn, and the flexible supply agreements were terminated. Commercial operation for the remaining 310 MWs of 2024 BYOR cycle resources is expected by late 2028. The 2026 BYOR Program cycle commenced in March 2026.
Demand Response Program
In 2025, Tri-State's Demand Response Program was filed with, and accepted by FERC. This program enables Tri-State to work with its Utility Members to enroll end-use devices of the Utility Members' customers, allowing Tri-State to call upon the enrolled devices to modify load during peak load or high-cost periods. Tri-State expects this program to benefit all Utility Members through reduced operating costs and increased reliability and planning reserve margins without building new generation or storage resources or associated transmission upgrades. As of December 31, 2025, five Utility Members are participating with a total of 43 MWs of enrolled load.
High Impact Load
Tri-State expects to file with FERC in the first half of 2026 a new tariff and pro forma agreement to create a repeatable process to address requests to serve high impact loads that have large load requirements, including data centers.
Utility Members’ Service Territories
Utility Members’ service territories are diverse, covering large portions of Colorado, Nebraska, New Mexico and Wyoming and very small portions of Arizona, Montana, and Utah. In accordance with state regulations, the Utility Members have exclusive rights to provide electric service to retail customers within designated service territories. In Colorado, the Utility Members’ service territories extend throughout the state and encompass suburban, rural, industrial, agricultural and mining areas. In Nebraska, the Utility Members’ service territories are comprised primarily of rural residential and agricultural customers in the western part of the state. In New Mexico, the Utility Members’ service territories extend throughout the northern, southern, central and western parts of the state, serving agricultural, rural residential, suburban, small commercial and mining customers. In Wyoming, the Utility Members’ service territories extend from the north central to the southeastern part of the state and encompass rural residential, agricultural and mining areas. The differences in customer bases, economic sectors, climates and weather patterns of the Utility Members’ service territories creates diversity within Tri-State's system.
State Renewable Energy/Portfolio Standards
In Colorado and New Mexico, the Utility Members are subject to RPS/RES that require a percentage of energy requirements come from renewable sources. In New Mexico, the RPS is 40 percent by 2025, 50 percent by 2030 and a target of achieving a zero-carbon resource standard by 2050 with at least 80 percent renewable energy. The 2050 New Mexico RPS target is conditioned on it being technically feasible, the Utility Member being able to provide reliable electric service and the target not causing electric service to become unaffordable.

In Colorado, the RES for Utility Members is 10 percent and also requires Tri-State to provide to its Colorado Utility Members at least 20 percent of the energy at wholesale from renewable resources. Tri-State is permitted to count renewable sources utilized by its Colorado Utility Members for their RES requirement towards compliance with Tri-State's separate RES requirement.
Tri-State currently provides sufficient energy from renewable sources to meet its Utility Members’ current obligations under the RPS/RES requirements in New Mexico and Colorado, as applicable, and expects to be able to comply with the Utility Members’ RPS/RES obligations in 2026 to the extent a Utility Member does not meet its obligation with renewable generation owned or controlled by such Utility Member as permitted under Tri-State's wholesale electric service contract. Tri-State expects to continue to comply with its RES in Colorado for 2026.
Eastern and Western Interconnection
North America is comprised of three major power grids, including the Western Interconnection and the Eastern Interconnection. The Western and Eastern Interconnection operate almost independently of each other with limited connection between the two grids through direct-current ties. Tri-State has transmission facilities in and serves its Utility Members’ load in both the Western and Eastern Interconnection. In 2025, approximately 5.9 percent of Tri-State's total Utility Members' load was located in the Eastern Interconnection. Tri-State's generating facilities are located in the Western Interconnection and generally isolated from the Utility Members’ load in the Eastern Interconnection. Tri-State purchases almost all power required to serve the Utility Members’ load in the Eastern Interconnection from Basin under the Basin Eastern WPC. See "— POWER SUPPLY RESOURCES — Purchased Power."
Contract Termination Payment and Relationship with Members
Tri-State's Members are not subsidiaries. Tri-State has no legal interest in, or obligation with respect to, any of the assets, liabilities, equity, revenue or margins of its Members except with respect to the obligations of its Members under their respective agreements. Tri-State has no control over or the right, ability or authority to control the electric facilities, operations, or maintenance practices of its Utility Members. Pursuant to Tri-State's Bylaws, Tri-State and its Members disclaim any intent or agreement to be a partnership, joint venture, single or joint enterprise, or any other business form, except that of a cooperative corporation and member. The revenues of the Members are not pledged to Tri-State.
Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership in Tri-State upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to Tri-State. In September 2021, Tri-State filed with FERC a contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in Tri-State and terminate its wholesale electric service contract. The methodology was designed to protect the financial interests of Tri-State's remaining Utility Members if a Utility Member elects to withdraw from membership in Tri-State. Tri-State's September 2021 Rate Schedule 281 included requirements for a two-year non-conditional notice and the payment of a contract termination payment. In simple terms, Tri-State's contract termination payment amount as filed in September 2021 is the greater of (i) the withdrawing Utility Member's debt covenant obligation, and (ii) Tri-State's lost revenue, which is the projected revenue the withdrawing Utility Member contractually agreed to pay over the remaining term of its wholesale electric service contract, less certain offsetting revenues Tri-State could earn by reselling the withdrawing Utility Member's share of energy and capacity and the net present value of the withdrawing Utility Member's patronage capital.
In October 2021, FERC accepted Rate Schedule 281, effective November 1, 2021, subject to refund and set the matter for hearing. In December 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology, which differs from the methodology Tri-State filed in September 2021. Tri-State filed multiple revisions to Rate Schedule 281 with FERC as directed by FERC's compliance filing orders. Tri-State's last compliance filing was submitted in September 2025 and accepted by FERC in November 2025.
Certain elements of Rate Schedule 281 remain subject to ongoing proceedings at the Tenth Circuit Court of Appeals and D.C. Circuit Court of Appeals. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
The Rate Schedule 281 on file with FERC distinguishes between Utility Members served in the Western and Eastern Interconnection.
For withdrawing Utility Members served solely on the Western Interconnection, the contract termination payment is equal to the withdrawing Utility Member's pro rata share, based upon Utility Member billing, of Tri-State's long-term debt and certain other liabilities and also the withdrawing Utility Member's pro rata share of Tri-State's power purchase obligations in the

Western Interconnection. The power purchase obligations are based upon the difference between the weighted average contracted-for prices and the projected market prices for each category of power purchase contracts, with the withdrawing Utility Member's option to remarket, broker, or sleeve certain of Tri-State's power purchase contracts. For withdrawing Utility Members in the Western Interconnection, Tri-State is also required to record a regulatory liability for the transmission related long-term debt portion of the contract termination payment and provide a transmission credit plus interest at FERC's proscribed interest rate on the withdrawing Utility Member's post-withdrawal OATT transmission service bills related to Tri-State.
For withdrawing Utility Members served solely in the Eastern Interconnection, the contract termination payment is the amount Tri-State is required to pay Basin under the Basin Eastern WPC as a result of the Utility Member's withdrawal. If the actual amount is not known, Tri-State estimates such amount, subject to true-up after the amount is agreed to with Basin. The withdrawing Utility Member's payment also includes the negotiated amount of any radial facilities used to serve such Utility Member, which that Utility Member is required to purchase from Tri-State. For withdrawing Utility Members served in both the Western and Eastern Interconnection, the contract termination payment includes calculations for both the Western and Eastern Interconnection. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information regarding the proceeding at the D.C. Circuit Court of Appeals regarding the Basin Eastern WPC.
Withdrawing Utility Members may either choose to continue receiving accrued allocated patronage capital from Tri-State after its withdrawal when Tri-State's Board retires patronage capital or take a discounted lump sum payment of its allocated patronage capital. If the Utility Member chooses the discounted lump sum option, the contract termination payment is reduced by such lump sum amount.
On May 1, 2024, United Power withdrew from Tri-State's membership, and pursuant to Rate Schedule 281 on file with FERC terminated its wholesale electric service contract with a $709.4 million contract termination payment. On February 1, 2025, MPEI withdrew from Tri-State's membership, and pursuant to Rate Schedule 281 on file with FERC terminated its wholesale electric service contract with an $86 million contract termination payment.
In March 2024, LPEA, which is electrically served in the Western Interconnection, provided Tri-State a non-conditional notice to withdraw from Tri-State's membership, with an April 1, 2026, withdrawal effective date. LPEA’s contract termination payment based upon the Rate Schedule 281 on file with FERC is $208 million prior to any adjustments for discounted patronage capital, regulatory liabilities credit or LPEA's pro rata share of Tri-State's power purchase obligations in the Western Interconnection. LPEA's final payment amount after adjusting for LPEA's discounted patronage, regulatory liabilities credit, and the parties agreed to LPEA's share of Tri-State's power purchase obligations in the Western Interconnection is $159 million. Tri-State and LPEA entered into a purchase and sales contract to sell LPEA certain assets for $6.9 million that is also expected to close on April 1, 2026. In September 2025, members of LPEA filed a class action lawsuit against LPEA asserting that a vote of LPEA’s members is required related to LPEA’s withdrawal. LPEA has filed a motion to dismiss the lawsuit.
In December 2024, NRPPD, which is electrically served in the Eastern Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a January 1, 2027, withdrawal effective date. NRPPD's estimated contract termination payment based upon the Rate Schedule 281 on file with FERC is $20 million, prior to adjustment for discounted patronage capital.
In November 2025, three Nebraska Utility Members, including CRPPD, which is electrically served in both the Eastern and Western Interconnections; PREMA, which is electrically served in the Eastern Interconnection; and RPPD, which is electrically served in the Western Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a December 1, 2027, withdrawal effective date. RPPD’s contract termination payment based upon the Rate Schedule 281 on file with FERC is $19 million prior to adjustment for discounted patronage capital, regulatory liabilities credit or RPPD's pro rata share of Tri-State's power purchase obligations in the Western Interconnection. Tri-State has not yet estimated the amount of CRPPD’s or PREMA's contract termination payments.
See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information and other proceedings involving Utility Members.
Competition
In accordance with state regulations, the Utility Members have exclusive rights to provide electric service to retail customers within designated service territories. States in which the Utility Members’ service territories are located have not enacted retail competition legislation but have introduced legislative and regulatory proposals not yet adopted that could create future risks. Utility Members are subject to customer conservation and energy efficiency activities, as well as initiatives to utilize alternative energy sources, including self-generation, or otherwise bypass the Utility Members’ systems. Utility

Members are also subject to changes in regulations that could reduce their exclusive right to their designated service territories or competition for attracting new load as potential customers may locate their facilities in the Utility Member’s designated service territory or the service territory of a neighboring utility.
Tri-State and its Utility Members are subject to competition from third-party energy remarketing companies that may target the Utility Members and the communities the Utility Members serve by claiming to offer lower prices or cleaner wholesale power and may seek to assist Utility Members in withdrawing from membership in Tri-State, including by financing the contract termination payment. Competitors may also seek to assist municipalities and tribes served by the Utility Members creating separate electric utilities.
RATE REGULATION
New Rate Developments
In July 2024, FERC accepted Tri-State's new Class A wholesale rate schedule (A-41) for power sales to the Utility Members with an August 1, 2024 effective date, subject to refund. FERC further set Tri-State's rate filing for settlement and hearing procedures. Tri-State filed an uncontested Settlement Agreement for the A-41 rate schedule with FERC in October 2025. The settlement resolved all open issues, allocates up to $11.5 million of deferred revenue to certain Utility Members to offset adjustments to the settled rate components through December 31, 2029, requires a come-back filing with an effective date no later than January 1, 2030 and includes two studies: one of state regulatory costs and one for direct assignment of non-OATT transmission and distribution facilities. FERC approved the Settlement Agreement in December 2025.
Rate
Tri-State's electric sales revenues are derived from wholesale electric service to the Utility Members and non-member purchasers. Revenues from wholesale power sales to the Utility Members are primarily from the Class A wholesale rate established by Tri-State's Board and subject to FERC acceptance or approval.
Tri-State's Class A wholesale rate schedule (A-41) for power sales to the Utility Members on file with FERC is a postage stamp rate, with the same rate components for all Utility Members, and is a formulary rate, adjusted annually based on the budget approved by Tri-State's Board, subject to an annual true-up. As part of the year-end accounting process, the true-up calculates the difference between actual results for the rate year and the pre-determined financial requirements established by the Board with any true-up refunded to or collected from the Utility Members over twelve months starting in January of the year after the calculation. The A-41 rate components are both energy-based and demand-based.
Tri-State also provides wholesale power to non-members at contractual rates under long-term arrangements and at market prices in short-term transactions in the WACM, PSCO and PNM balancing authority areas, subject to FERC market-based rate authority. Tri-State makes certain periodic filings with FERC to maintain market-based rate authority, including notices of change in status of its market power and triennial market power analyses. In February 2026, Tri-State filed an errata to certain prior notices with updated analyses for required historical test periods which resulted in Tri-State exceeding the thresholds of a market share analysis indicative screen in the WACM balancing authority area. Tri-State also provided analyses using updated market data and other sensitivities which demonstrate Tri-State had in fact not exceeded the threshold in the WACM balancing authority area. FERC has not issued any orders or commenced any proceeding related to Tri-State's errata filing. Tri-State has a cost-based rate tariff on file with FERC if Tri-State no longer has market-based rate authority in the WACM balancing authority area.
Rate Policy
Under the Master Indenture, Tri-State is required to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis, and Tri-State is also required to maintain an ECR of at least 18 percent at the end of each fiscal year. Tri-State's Board Policy for Financial Goals and Capital Credits, approved and subject to change by Tri-State's Board and acceptance by FERC, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to the Members.
Tri-State's Board Policy for Financial Goals and Capital Credits includes three financial ratio goals for which Tri-State sets rates: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to Tri-State in each fiscal year of at least $20 million. Tri-State's formulary rates are expected to adequately recover the annual Utility Member revenue requirements based upon load projections and the budget approved annually by the Board, which are used to set the rates. Tri-State's Board reviews the budget and underlying rate components on an annual basis in accordance with financial goals and rate objectives, and in accordance with the financial covenants contained in applicable debt instruments. The Master Indenture also requires that Tri-State reviews rates promptly at any point during the year upon any material change in circumstances which was not contemplated during the annual review of Utility Member rates and the Class A wholesale rate schedule (A-41) has a process for a mid-year adjustment to the budget and rates if necessary. Any changes to the Class A wholesale rate schedule are filed with FERC for acceptance.
The following table shows Tri-State's average Utility Member revenue/kWh for the years 2021 through 2025. The average Utility Member revenue/kWh is the total Utility Members’ electric sales revenue in a given year divided by the total kWh sold to the Utility Members in that given year and does not represent the actual energy and demand rate components established by Tri-State's Board and paid by the Utility Members.

Year	Average Utility Member Revenue (Cents/kWh)
2025	7.743
2024	7.392
2023	7.310
2022	7.342
2021	7.408
Other FERC Regulation
In addition to FERC's jurisdiction over Tri-State's wholesale rates to the Utility Members, its cost-based rate tariff and market-based rate authority, FERC also regulates Tri-State's issuance of securities and assumption of liabilities, as well as mergers, consolidations, acquisitions of securities of other utilities, and disposition of property subject to FERC jurisdiction. FERC also regulates certain aspects of Tri-State's transmission and generation operations, including reliability, transmission of electricity, and transmission planning. See "— TRANSMISSION."
POWER SUPPLY RESOURCES
Tri-State provides power to its Utility Members through a combination of generating facilities that it owns, leases, or has undivided percentage interests in, and through the purchase of power pursuant to purchase contracts and open market purchases.
In 2025, 38.5 percent of Tri-State's energy available for sale was provided by its generation and 61.5 percent by purchased power. As part of Phase II of the 2023 ERP, for which resource acquisition is ongoing, Tri-State has entered into contracts for 850 MWs of resources. Tri-State estimates that in 2030, approximately 70 percent of the energy its Utility Members use will come from clean sources.
Tri-State seeks to optimize its position by purchasing power when the market price is lower than its incremental production cost and selling excess available power above its firm commitments to Utility Members and non-members. Tri-State also uses short-term market purchases during periods of outages at its generation facilities.
As part of a settlement agreement related to its 2020 Electric Resource Plan, Tri-State has agreed to reduce the greenhouse gas emissions related to its wholesale electricity sales in Colorado as follows: at least 26 percent in 2025, 36 percent in 2026, 46 percent in 2027, and 80 percent in 2030, with respect to the verified 2005 baseline. In Colorado, the Colorado Air Quality Control Commission is required to develop rules to reduce statewide greenhouse gas emissions 26 percent by 2025, 50 percent by 2030, and 90 percent by 2050, relative to 2005 emissions.
Generating Facilities
Tri-State owns, leases or has undivided percentage interests in 1,547 MWs from coal-fired base load facilities, 839 MWs from gas/oil-fired facilities and 255 MWs from solar facilities. The Axial Basin Solar and Dolores Canyon Solar facilities were placed in service in October 2025. Tri-State expects to utilize direct pay of federal tax benefits as provided in the IRA for both solar facilities. See "PROPERTIES" for a description of Tri-State's various generating facilities.
Tri-State and the other joint owners of Craig Station Unit 1 planned to retire the unit, of which Tri-State's share is 102 MWs, by December 31, 2025. On December 30, 2025, Tri-State and the other owners received an emergency order from the DOE under Section 202(c) of the FPA directing Tri-State and the other owners to keep Craig Station Unit 1 available to operate for 90 days as directed by the WACM balancing authority or SPP reliability coordinator. In January 2026, Tri-State and another joint owner of Craig Station Unit 1 filed a requested for rehearing of DOE's order, which was denied by operation of law in March 2026.

Tri-State and the other joint owners of Craig Station Unit 2 intend to retire the unit, of which Tri-State's share is 98 MWs, by September 30, 2028. As approved in the 2023 ERP, Tri-State intends to retire the 448 MW Craig Station Unit 3 by January 1, 2028.
The preferred portfolio approved in the 2023 ERP also includes the retirement of Springerville Unit 3 by March 1, 2031, subject to receipt of certain federal funding and reaching agreements with applicable parties. The conditions for retirement of Springerville Unit 3 have not yet been achieved.
Tri-State's generating facilities are included in the Western Power Pool reserve sharing pool, which facilitates sharing of generation reserves to be activated during a system emergency, such as loss of a generating unit or transmission line.
Purchased Power
Tri-State supplements its capacity and energy requirements not supplied by its generating facilities through long-term purchase contracts and short-term energy purchases. Tri-State's largest long-term power purchase contracts are discussed below.
Renewables.  Tri-State has entered into power purchase contracts to purchase the entire output from specified renewable facilities totaling approximately 1,424 MWs, including 880 MWs of wind-based power purchase contracts and 525 MWs of solar-based power purchase contracts, of which 1,124 MWs are in operation. Certain renewable power purchase contracts for facilities that have not achieved commercial operation include conditions precedent that if not satisfied could result in contract termination. The largest of these renewable power purchase contracts are summarized in the table below.

Facility Name	Location	Capacity (MW)	Year of Commercial Operation	Year of Contract Expiration
Solar
Cimarron Solar	New Mexico	30	2010	2035
San Isabel Solar	Colorado	30	2016	2041
Alta Luna Solar	New Mexico	25	2017	2046
Spanish Peaks Solar I	Colorado	100	2024	2043
Spanish Peaks Solar II	Colorado	40	2024	2043
Escalante Solar	New Mexico	200	2024	2041
Alamogordo Solar Hybrid (1)	New Mexico	100	2028 (2)	2048 (3)
Wind
Kit Carson Windpower	Colorado	51	2010	2030
Colorado Highlands Wind	Colorado	94	2012	2032
Carousel Wind Farm	Colorado	150	2016	2041
Twin Buttes II Wind	Colorado	75	2017	2042
Crossing Trails Wind	Colorado	104	2021	2036
Niyol Wind	Colorado	206	2021	2041
Arriba Wind	Colorado	200	2029 (2)	2049 (3)
(1) Hybrid facility with 50 MWs of co-located storage power capacity
(2) Anticipated year of commercial operation.
(3) Anticipated year of contract expiration based upon anticipated year of commercial operation.
In addition to the renewable power purchase contracts in the table above, Tri-State has long-term renewable power purchase contracts with WAPA. Substantially all of Tri-State's purchases from WAPA are hydroelectric-based power purchased at cost-based rates under long-standing federal law under which WAPA sells power to cooperatives, municipal electric systems and certain other "preference" customers. WAPA markets and transmits the power to Tri-State pursuant to two contracts, one relating to WAPA’s LAP that terminates September 30, 2054 and another relating to WAPA’s SLCAIP that terminates September 30, 2057. The LAP generally consists of generation and transmission facilities located in the Missouri River Basin. The SLCAIP generally consists of generation and transmission facilities located in the Colorado River Basin. The following table shows the contractual long-term power delivery from WAPA in the summer season (April-September) and the winter season (October-March):

Resource:	Summer	Winter
	(MW)	(MW)
Loveland Area Projects (LAP) January 1 - December 31, 2025	346	282
Salt Lake City Area/Integrated Projects (SLCAIP)	229	247
Total January 1 - December 31, 2025	575	529
For 2025, Tri-State's SLCAIP capacity allocations decreased by 12 percent compared to Tri-State's full entitlement and energy allocations decreased by 30 percent compared to its full entitlement. Contract allocations vary due to reservoir levels and precipitation.
Basin. Tri-State has two wholesale power contracts with Basin: one for the Western Interconnection and one for the Eastern Interconnection. Both wholesale power contracts continue through December 31, 2050 and are subject to automatic extension thereafter unless either party provides at least five years’ notice of its intent to terminate.
Pursuant to the Basin Eastern WPC, Tri-State purchases from Basin all the power which it requires to serve substantially all of the Utility Members’ load in the Eastern Interconnection. The Utility Members’ peak load in the Eastern Interconnection in 2025 was approximately 335 MWs.
Pursuant to the wholesale power contract for the Western Interconnection, Tri-State purchases from Basin fixed scheduled quantities of power and energy. The quantity of power and energy varies depending on the month and hour with a maximum of 268 MWs occurring during certain hours in July.
Energy Storage
Tri-State has entered into long-term contracts to utilize the capacity from specified storage facilities totaling approximately 550 MWs, not yet in operation. The energy storage contracts are summarized in the table below. Certain of these contracts include conditions precedent that if not satisfied could result in contract termination.

Facility Name	Location	Capacity (MW)	Year of Commercial Operation (2)	Year of Contract Expiration (3)

High Country 2	Colorado	50	2027	2047
Carousel Surplus	Colorado	150	2027	2052
Oso Negro	New Mexico	100	2028	2048
Alamogordo Hybrid (1)	New Mexico	50	2028	2048
Morel	Colorado	200	2030	2050
(1) Hybrid facility that includes a 100 MW co-located solar facility
(2) Anticipated year of commercial operation.
(3) Anticipated year of contract expiration based upon anticipated year of commercial operation
Power Sale Contracts
Tri-State has multiple power sales contracts with third parties for up to 475 MWs for 2026 and multiple tolling agreements for 246 MWs for 2026 in total from units at its simple-cycle combustion turbines, including the Knutson, Limon, and Pyramid generating stations under which the purchaser provides its own natural gas for generation of electricity. Such power sales contracts include Tri-State's long-term unit contingent contract with Salt River Project for 100 MWs of power from Springerville Unit 3, which expires in August 2036. Tri-State had a long-term power sales contract to sell WAPA up to 65 MWs of power, which expired in December 2025.
Tri-State is subject to varying degrees of competition related to the sale of excess power to non-members on both a short-term and long-term basis. Tri-State is subject to competition from regional utilities and merchant power suppliers with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets.

Organized Markets
Tri-State is a member of the SPP regional transmission organization. Tri-State's load and transmission facilities in the Eastern Interconnection, largely in Nebraska, are part of SPP. With SPP's expansion of its regional transmission organization into the Western Interconnection, expected to occur on April 1, 2026, certain of Tri-State's load and transmission facilities in the Western Interconnection are expected to become part of SPP. Tri-State's load and generating facilities are expected to participate in SPP's Integrated Marketplace, which includes both real-time and day-ahead markets. Approximately 67 percent of Tri-State's load is expected to be part of SPP's regional transmission organization.
Tri-State currently participates in SPP’s Western Energy Imbalance Service, a real-time imbalance market that generally covers Tri-State's Western Interconnection load and resources in Colorado, western Nebraska and the eastern half of Wyoming. SPP’s Western Energy Imbalance Service market is expected to cease operation upon commencement of the SPP's Integrated Marketplace's expansion into the Western Interconnection.
Tri-State's load and resources in the PSCO balancing authority area will not be part of SPP's regional transmission organization but are expected to participate in SPP's Markets+ upon commencement of the market, anticipated in October 2027.
Tri-State also participates in the CAISO Western Energy Imbalance Market, which covers Tri-State's load and resources within the PNM balancing authority area, encompassing Tri-State's operations in New Mexico. Tri-State's New Mexico resources and Tri-State's share of Springerville Unit 3 generation participate in this market. A small portion of Tri-State's load in the PacifiCorp balancing authority area also participates in the CAISO Western Energy Imbalance Market. The PacifiCorp and PNM balancing authorities have announced plans to participate in the CAISO EDAM day-ahead market starting in the spring of 2026 and fall of 2027, respectively.
Resource Planning
Tri-State continually evaluates potential resources required to serve the long-term requirements of its Utility Members. Tri-State is required to file every four years and obtain COPUC approval of its electric resource plan. The process includes a Phase I and Phase II process.
As part of Phase I of Tri-State's 2023 ERP, Tri-State entered into and the COPUC approved a 2024 Settlement Agreement that included the above referenced retirements of Craig Station Unit 3 and Springerville Unit 3. The settlement added a demand response target of 5.5 percent of Tri-State's Colorado peak load in 2030 and community assistance for northwest Colorado that includes Tri-State paying into an economic development fund up to $22 million between 2026 and 2029 and up to another $48 million between 2028 and 2038 to offset tax revenue declines, subject to reduction for certain property tax revenue received by the communities.
As part of Phase II of Tri-State's 2023 ERP in 2024, Tri-State issued requests for proposals for new dispatchable, renewable, and energy storage resources. Tri-State identified, and in October 2025 the COPUC approved, a preferred portfolio that adds 700 MWs of power purchase wind and solar, 650 MWs of contracted storage, and 307 MWs of owned gas, replaces the turbines at J.M. Shafer Generating Station, and retires Craig Station Unit 3 by January 1, 2028 and, if Tri-State receives certain funding and reaches agreements with applicable parties, retires Springerville Unit 3 by March 1, 2031. It is expected that the preferred portfolio would meet or exceed the Colorado emissions reduction target of 80 percent by 2030.
Fuel and Water Supply
Coal. Tri-State purchases the majority of its coal under long-term contracts. See "PROPERTIES" for a description of Tri-State's investments in coal mines. Sources of coal for each of Tri-State's coal-fired generating facilities are as follows:

Generating Station	Mine	Contract End Date
Craig Station	Colowyo Mine	2027
Laramie River Generating Station	Various, including Dry Fork Mine	2041
Springerville Unit 3	North Antelope Rochelle Mine	2027

Colowyo Mine. Colowyo Coal, a Tri-State subsidiary, transitioned the Colowyo Mine from mining to full reclamation in October 2025.
Reclamation Liabilities. In connection with Tri-State's ownership interest in the Colowyo Mine and the New Horizon Mine that are in reclamation and post‑reclamation monitoring, respectively, there are certain reclamation activities mandated by state and federal laws. These liabilities are recognized and recorded on Tri-State's financial statements when required by accounting guidelines. Tri-State provides surety bonds from third party sureties for its reclamation obligations at the Colowyo Mine and the New Horizon Mine in accordance with Colorado requirements. The amounts of such bonds are based upon Colorado requirements and are different than the amount of liabilities recognized on Tri-State's financial statements in accordance with GAAP.
Natural Gas. Tri-State purchases natural gas as fuel for certain generating facilities. The majority of gas supplies are purchased at daily spot prices or monthly index prices. Tri-State also enters into forward fixed-price, fixed-quantity physical contracts. The majority of natural gas is purchased in the Cheyenne Hub area. This includes purchases from the Non-Utility Member, MIECO, Inc. Six major natural gas pipelines have interconnections at the Cheyenne Hub, and presently there is generally adequate supply at this location to serve Tri-State's generation needs. Based on the regional forecast of production activities and pipeline capacity in the Rocky Mountain region, Tri-State anticipates that sufficient supplies of natural gas will generally be available in the foreseeable future. During extreme weather events, the availability of natural gas may be limited. Tri-State has a long-term natural gas transportation contract that provides firm rights to move natural gas from various receipt points to its facilities. Tri-State may utilize financial instruments to hedge forecasted natural gas requirements.
Oil. Distillate fuel for the Burlington, Limon, Knutson and Pyramid Generating Stations, all simple-cycle combustion turbine facilities, is purchased on the spot market from various suppliers. Oil is transported to the respective locations via truck.
Water Supply. Tri-State uses water for the production of steam to produce electricity at certain of its generating facilities. Tri-State maintains a water portfolio that supplies water from various sources for certain of its generating facilities. This portfolio is adequate to meet the water supply requirements of Tri-State's generating facilities. Temporary supplies are also typically available on a short-term or annual basis from third-party water providers. Tri-State's generating facilities are located in the western part of the U.S. where demand for available water supplies is heavy, particularly in drought conditions. Litigation and disputes over water supplies are common and sometimes protracted, which can lead to uncertainty regarding any user’s rights to available water supplies. If Tri-State becomes subject to adverse determinations in water rights litigation or to persistent drought conditions, it could be forced to acquire additional temporary or permanent water supplies or to curtail generation at certain of Tri-State's facilities.
TRANSMISSION
As of December 31, 2025, Tri-State had ownership or capacity interests in approximately 5,932 miles of transmission lines and owned or had major equipment ownership in 378 substations and switchyards. See “PROPERTIES” for a description of Tri-State's transmission facilities.
Tri-State's system is interconnected with those of other utilities, including WAPA, Nebraska Public Power District, Black Hills Colorado Electric, PacifiCorp, PSCO, Platte River Power Authority, Colorado Springs Utilities, Basin, TEP, PNM and Deseret Power Electric Cooperative. The majority of Tri-State's transmission facilities operate as part of the Western Interconnection. A small portion of Tri-State's transmission facilities support its load centers in the Eastern Interconnection. Tri-State continues to make the capital investment necessary to expand its transmission infrastructure and participate in many joint projects with other transmission owners to provide electric service to its Utility Members.
The FPA authorizes FERC to oversee the wholesale sale and transmission of electricity in interstate commerce by public utilities, as that term is defined in the FPA. Tri-State is subject to the general “public utility” regulation of FERC under the FPA and are under FERC jurisdiction for rates and transmission service.
FERC requires public utilities to comply with several requirements, including the requirements to provide open access transmission service and engage in regional planning of transmission facilities. Tri-State is also subject to reporting obligations applicable to all electric utilities, other FERC orders, and FERC’s oversight with respect to transmission planning, investment and siting, reliability standards, price transparency, and market manipulation.
Tri-State has transferred functional control (but not operational or physical control or ownership) of its transmission facilities in the Eastern Interconnection to SPPs regional transmission organization. Tri-State expects to transfer functional control for certain transmission facilities located in the Western Interconnection to SPPs regional transmission organization on April 1, 2026 upon expansion of SPP's regional transmission organization into the Western Interconnection. See "— POWER SUPPLY RESOURCES – Organized Markets" regarding SPP's expansion to the Western Interconnection.

Open Access Transmission Service
FERC requires public utilities to provide open access transmission service, with the rate for such service subject to review by FERC. Use of Tri-State's Eastern Interconnection transmission facilities is governed by the SPP OATT. Use of Tri-State's Western Interconnection transmission facilities is governed by Tri-State's OATT filed with FERC. Upon SPP's expansion into the Western Interconnection, certain of Tri-State's Western Interconnection transmission facilities will be governed by the SPP OATT.
FERC has additional oversight authority over Tri-State under Sections 210 and 211 of the FPA, which apply to all transmitting utilities. Under these sections, FERC may, upon application by a customer, compel a utility to provide interconnection and transmission service to that customer, subject to appropriate compensation. Tri-State has not been the subject of an order under these provisions of the FPA.
Transmission Planning
FERC has become increasingly involved in promoting the development of the transmission grid. FERC requires coordinated transmission planning. Tri-State complies by participation in WECC, WestConnect, SPP, and other sub‑regional transmission planning groups and processes. FERC also require all public utilities to engage in regional and interregional transmission planning and cost allocation. Tri-State complies by participating in SPP and WestConnect. WestConnect is a voluntary organization of transmission providers committed to assessing stakeholder needs in the Southwest.
FERC has also provided rate incentives for public utilities as a means of encouraging investment in new transmission facilities. Recent approvals by FERC of rate incentives for transmission projects in Tri-State's region and elsewhere have provided Tri-State with practical guidance as to the applicability of these incentives to potential future transmission projects.
Wildfire Mitigation
Tri-State actively engages in wildfire mitigation activities and has done so for over 15 years. Tri-State has developed a detailed wildfire mitigation plan for its service territory that is updated regularly. Tri-State's plan serves to assess wildfire risk driven by fuels, climate and topography and then determine the most suitable wildfire mitigation strategy. Tri-State's mitigation strategy has evolved over time to address its diverse territory. Tri-State also performs system-wide wildfire risk assessments.
For the transmission lines that Tri-State maintains, it performs periodic inspections with the increasing usage of drones and remote sensors to support and enhance inspections. Tri-State also engages in local wildfire protection plans and other emergency management planning exercises.
Reliability
FERC oversees the reliable operation of the nation’s interconnected bulk power system. Mandatory national reliability standards administered by NERC and approved by FERC apply to all utilities that own, operate, and/or use generating or transmission facilities as part of the interconnected bulk power system. Tri-State is subject to certain of these reliability standards. Under the national standards, utilities must, among other things, respond to emergencies within stated time periods, maintain prescribed levels of generation reserves, and follow instructions concerning load shedding. FERC also approved limited delegations of authority to six regional entities. Tri-State is registered in two of the six regional entities: WECC and Midwestern Reliability Organization.
Tri-State has an active compliance monitoring program for its reliability responsibilities. Tri-State also collaborates with its Utility Members on areas where transmission and distribution system reliability responsibilities overlap. NERC and its regional entities periodically audit compliance with reliability standards. In addition to audits and spot‑checks (unscheduled audits), NERC and its regional entities are also authorized to conduct other types of investigations, including requiring annual “self‑certifications” of compliance with select reliability standards.
Tri-State was audited by WECC in 2024 and is scheduled for a future compliance audit in 2027 as part of a three-year routine audit cycle. WECC has closed its evaluation of its findings of the 2024 audit. Tri-State did not receive any significant enforcement actions or financial penalties.
ENVIRONMENTAL REGULATION
Tri-State is subject to various federal, state and local laws, rules, and regulations, and affected by directives and executive orders and the interpretation thereof with regard to environmental matters, including air and water quality. These laws, rules and regulations often require Tri-State to undertake considerable efforts and incur substantial costs to maintain compliance and obtain licenses, permits and approvals from various agencies. Tri-State estimates that it spends over $1.4 million per year in fees and increased operating costs to comply with environmental standards. If Tri-State fails to comply with these laws, regulations, licenses, permits, approvals, directives and executive orders, as applicable, it could be held civilly or criminally liable. Both Colorado and New Mexico are pursuing increases to air quality-related fees in 2026.
Environmental laws and regulations applicable to Tri-State's operations are complex, change frequently and have generally become more stringent, numerous and, in some respects, inconsistent over time. These changes may arise from legislative, regulatory and judicial actions, and executive orders. An inability to comply with environmental laws and regulations could result in reduced operating levels or the complete shutdown of any Tri-State facilities not in compliance. Tri-State cannot predict whether additional legislation or rules will be enacted which will affect its operations or result in significant costs, but it could have a significant effect on Tri-State's financial condition, results of operations and cash flow.
Tri-State may be alleged to be in violation or in default under orders, statutes, rules, regulations, permits or compliance plans relating to the environment. Additionally, Tri-State may need to deal with notices of violation, enforcement proceedings or challenges to construction or operating permits.
Tri-State has a Board Policy for Environmental Compliance that is reviewed periodically by its Board. The policy commits Tri-State to comply with all environmental laws and regulations. The policy also calls for the implementation of an Environmental Management System that aligns with the framework established by the EPA. It consists of processes, policies, procedures and practices that guide Tri-State, assign responsibility and help ensure compliance with environmental regulations.
Air Quality
The Clean Air Act.  Pursuant to the Clean Air Act, the EPA has adopted standards regulating the emission of air pollutants from generating facilities and other types of air emission sources, establishing national ambient air quality standards for criteria pollutants, and requiring permitting of both new and existing sources of air pollution. The EPA periodically reviews and revises if necessary, its adopted emission standards and national ambient air quality standards, which may increase Tri-State's capital and operating costs. Among the provisions of the Clean Air Act that affect Tri-State's operations are (1) the acid rain program, (2) provisions related to major sources of toxic or hazardous air pollutants, (3) New Source Review, which includes requirements for new plants that are major sources and modifications to existing major source plants, (4) National Ambient Air Quality Standards that establish ambient air quality limits for criteria pollutants, and (5) requirements to address visibility impacts from regional haze.
Tri-State's facilities are currently equipped with pollution controls to ensure emissions of SO2, NOx, and particulates meet or exceed the requirements of the Clean Air Act and Tri-State's air permits. Some units also have mercury emission controls.
Basin is the operator of the Laramie River Generating Station and is responsible for environmental compliance for that station. TEP is the operator of Springerville Unit 3 and is responsible for environmental compliance of that station. Tri-State's responsibility for liabilities of the operator is governed by the operating agreement for the respective facility.
Acid Rain Program. The acid rain program achieves nationwide reductions of SO2 and NOx emissions by requiring reductions in allowable emission rates and by allocating emission allowances to generating facilities for SO2 emissions based on historical or calculated levels. Tri-State is allocated and holds sufficient SO2 allowances to ensure compliance with the acid rain program.
Greenhouse Gas Regulation. In February 2026, the EPA finalized rescission of the greenhouse gas endangerment finding, concluding that the Clean Air Act does not authorize regulation of greenhouse gas emissions. By itself, this action has no direct environmental regulatory impact on Tri-State. Legal challenges to the rescission are ongoing and Tri-State cannot predict the outcome.
In May 2024, the EPA published a final rule regarding emission guidelines for CO2 from certain existing electric generating units and certain new electric generating units. The EPA finalized a matrix of emission requirements that depend on a given unit’s fuel type, generating capacity, capacity factor, and years of continued operation. This particular rule is not expected to affect most of Tri-State's generating facilities. However, if not overturned, the rule may impact Laramie River Station. The regulation is subject to litigation, which has been held in abeyance. In June 2025, the EPA proposed to revise the May 2024 final rule. The EPA proposed a primary proposal and an alternative proposal. The primary proposal would repeal all existing greenhouse gas emissions standards for fossil fuel-fired units. The alternate proposal would repeal all carbon capture and storage-related requirements for existing coal and new natural gas units, would repeal the natural gas co-firing requirements for medium term coal units and would keep in place some new emission limits for new natural gas units. The EPA has not yet taken final action on the proposal and is expected to do so in 2026. Any action by the EPA is expected to result in litigation and Tri-State cannot predict the impact on Tri-State.
Mercury and other Hazardous Air Pollutants. In February 2026, the EPA finalized the repeal of the 2024 Mercury and Air Toxics Standards rule amendment that would have applied to coal-fired electric generating units such as Craig Station, which required more stringent particular matter standards and installation of continuous emissions monitoring systems for particulate matter. The EPA continues to enforce requirements promulgated in 2012. Monitoring and periodic compliance testing continues to be performed at Craig Station as the most cost-effective method to demonstrate compliance with the applicable emission limits. Legal challenges to the repeal are ongoing and Tri-State cannot predict the outcome.
Colorado law requires larger stationary air pollution sources in Colorado, including electric generating facilities, to report facility-wide emissions of over 300 toxic air contaminants annually. In 2025, Colorado adopted five priority toxic air contaminants and health-based standards for each of the five priority toxic air contaminants. Colorado will hold a rulemaking hearing in April 2026 to establish emission control requirements for the five priority toxic air contaminants. Tri-State emits some of the five priority toxic air contaminants and may have additional emission control and reporting requirements under this new program.
National Ambient Air Quality Standards. The J.M. Shafer and Knutson facilities are located in the Denver Metropolitan/North Front Range ozone nonattainment area. To date, Colorado's plan related to this nonattainment area does not require any new emission controls for Tri-State's generating facilities but they could be required in the future. Emissions from the J.M. Shafer and Knutson Generating Stations will be subject to additional fees due to location in a Severe or Extreme nonattainment area. Tri-State cannot estimate the amount of fees at this time.
Ozone Transport Rule/Good Neighbor Plan. In 2023, the EPA finalized a Good Neighbor rule that would implement a Federal Implementation Plan to assure that certain states would not significantly contribute to violations of air quality standards in downwind states that are working to comply with the 2015 8-hour ozone National Ambient Air Quality Standard. In 2024, the EPA proposed a supplemental Good Neighbor rule to include Arizona and New Mexico in the federal plan. The EPA has not finalized the supplemental proposed rule regarding the inclusion of Arizona and New Mexico. In 2025, the EPA proposed a new rule to approve the individual plans of Arizona and New Mexico, which would remove those states from any federal plan requirements. Several states have challenged the 2023 rule and others have filed petitions with the courts to stay the effectiveness of the proposed rule until the resolution of the legal challenges. The courts granted all the petitions for stays of effectiveness and the EPA issued a blanket stay across the entire program as it reconsiders its actions. If the 2025 rule is finalized as proposed, Tri-State's facilities would not be subject to any new requirements to reduce interstate transport of emissions that contribute to formation of ozone in downwind states.
Regional Haze. Arizona, Colorado and Wyoming adopted plans that address further requirements at Springerville Generating Station, Craig Station and Laramie River Generating Station, respectively, to meet regional haze program requirements. The EPA is still considering the Arizona regional haze plan, but there are no new emission control requirements for Springerville Unit 3 in the plan. Colorado submitted a regional haze plan in 2022. In January 2026, the EPA disapproved Colorado's plan. Wyoming's regional haze plan was approved by the EPA in August 2025. The Wyoming regional haze plan set out no new requirements for Laramie River Generating Station.
In March 2025, the EPA announced that it would take a new look at the structure of the regional haze program and make revisions to reduce the costs of the program. In September 2025, the EPA issued an Advanced Notice of Proposed Rulemaking to solicit information and request comment to assist in the development of regulatory changes pertaining to the implementation and structure of the Regional Haze Rule. The Advanced Notice of Proposed Rulemaking did not impose any new requirements. Rather, it offered the public the opportunity to comment on specific topics for the EPA to consider in developing a potential future proposed rule.
Water Quality
The Clean Water Act. The Clean Water Act regulates the discharge of process wastewater and certain stormwater to WOTUS under the National Pollutant Discharge Elimination System permit program. Each of Tri-State's generating facilities maintains the appropriate permits.
Clean Water Act permitting can also be required for the construction phase of projects. Tri-State, or its contractor, regularly seek, obtain, and comply with these permits across Tri-State's service territory.
The regulatory definition of WOTUS under the Clean Water Act and other federal statutes has been in flux for the past two decades due to U.S. Supreme Court decisions, and multiple rulemakings of the Corps of Engineers and the EPA spanning multiple presidential administrations. Many of Tri-State's construction activities in WOTUS are authorized by streamlined federal general permits, but Tri-State may see an increased future need for state permits and approvals.
Spill Prevention Control and Countermeasures. The EPA issued regulations governing the development of Spill Prevention Control and Countermeasures plans. Many of Tri-State's substation and generation sites are subject to these regulations and all Spill Prevention Control and Countermeasures plans meet the regulations.
Other Environmental Matters
Coal Ash. Tri-State manages coal combustion by‑products such as fly ash, bottom ash and scrubber sludge. Tri-State is meeting all compliance obligations under the 2015 Coal Combustion Residual rule. Tri-State continues to track regulatory changes with the Coal Combustion Residual rules and applicability to the operations of Tri-State's facilities.
The Comprehensive Environmental Response, Compensation and Liability Act. CERCLA (also known as Superfund) requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response action at Superfund sites. To Tri-State's knowledge, it is not currently subject to liability for any Superfund matters. However, Tri-State generates certain wastes, including hazardous wastes, and sends certain of Tri-State's wastes to third party waste disposal sites.
Toxic Substances Control Act/Polychlorinated Biphenyls. Tri-State has limited quantities of liquid PCBs in legacy transmission equipment throughout the existing system. As equipment is replaced, PCBs are eliminated, reducing regulatory risk. Solid or semi-solid PCBs in building materials and manufactured products are routinely tested for and managed as buildings are decommissioned and demolished.
Per- and polyfluoroalkyl substances. Tri-State is monitoring ongoing regulatory and policy matters regarding PFAS.
Endangered Species Act. Compliance with the ESA can affect the cost and timing of Tri-State's various activities including operation of existing facilities, and planning and permitting new or expanded facilities. Tri-State monitors USFWS's work plan for upcoming species listings that might affect its operations and plans. It is difficult to predict if and how these potential future species listings might affect Tri-State's operations because the USFWS may decline to list certain species or may list species with regulatory provisions or guidance that reduces or eliminates restrictions on Tri-State's activities.

ITEM 1A.    RISK FACTORS
Tri-State's business, financial condition or results of operations could be materially adversely affected by various risks, including those described below.
Members and Regulatory Risks
If Tri-State's wholesale rates to the Utility Members are uncompetitive, Tri-State may experience Utility Member unrest and desires to withdraw.
If Tri-State’s wholesale rates to the Utility Members are not competitive, Tri-State may experience Utility Member unrest and desires to withdraw, unfavorable media coverage, credit ratings downgrades, additional laws and regulations targeted at Tri-State, or other negative consequences which may impact Tri-State's financial condition and future plans. In addition, uncompetitive wholesale rates may impact the Utility Members’ ability to attract new loads or retain existing loads resulting in decreased Tri-State electric sales revenue.
If the contract termination payment amount methodology underestimates the monetary value of a Utility Member’s obligation or significant number of Utility Members withdraw, it may materially impact Tri-State's financial condition, results of operations, long-term system resource planning, liquidity and access to capital.
If the contract termination payment methodology in Tri-State’s Rate Schedule 281 on file with FERC underestimates the monetary value of a Utility Member’s obligation or a significant number of Utility Members withdraw, it may materially impact Tri-State. If the contract termination payment methodology is revised arising from the ongoing proceedings at the Tenth Circuit Court of Appeals or the D.C. Circuit Court of Appeals or other factors that reduce payments by withdrawing Utility Members, require refunds of a portion of the contract termination payment to Utility Members that withdrew, or provide additional credits to withdrawing Utility Members, Tri-State could be materially impacted.
The material impacts of some or all of the above items occurring could include a significant increase in rates to Tri-State's remaining Utility Members, Utility Member unrest and desires to withdraw, lawsuits related to withdrawals of Utility Members served in the Eastern Interconnection, a materially adverse effect on Tri-State's financial condition and results of operations including its liquidity, an inability to issue additional secured debt under its Master Indenture, a material hindrance in Tri-State’s long-term system resource planning, credit ratings downgrades, and it may be required to offer a prepayment of certain of its long-term debt. In addition, an offer of prepayment or prepayment of certain of Tri-State's long-term debt could be viewed by lenders as an event of default under the cross-default provision of certain of Tri-State's loan agreements, including its 2022 Revolving Credit Agreement that provides backup for Tri-State's commercial paper program. If such debt is accelerated due to the cross-default provision and Tri-State is unable to pay such accelerated debt, Tri-State's lenders could assert that there is an event of default under Tri-State's Master Indenture.
Resource planning regulatory requirements and Tri-State's ability to cost-effectively implement a resource plan may impact Tri-State’s financial condition and future plans.
In Colorado, Tri-State is required to file and obtain COPUC approval for its electric resource plan. Tri-State’s inability to implement a COPUC-approved portfolio resulting from an electric resource plan, delays in obtaining prompt approval of an electric resource plan, or delays or restrictions in changing an approved plan may impact Tri-State's financial condition, future plans, reliability, ability to comply with greenhouse gas reduction requirements and RPS/RES obligations, and may result in Utility Member unrest. Furthermore, the timing required to obtain COPUC approval of electric resource plans may impact Tri-State and its Utility Member’s ability to attract new loads, including high impact loads.
Other states in which Tri-State operates may also implement laws or regulations that require Tri-State to file resource plans in their state or impact existing resources or future resource procurements. Multiple state resource plan requirements or generation limitations may lead to additional costs to comply with new requirements and impact Tri-State's future plans.
The timing delay in any Class A-41 formula rate true-up could have an adverse effect on Tri-State's cash flow.
Tri-State’s Class A formula rate schedule (A-41) to the Utility Members includes an annual true-up if Tri-State’s actual results of the rate year are different from the pre-determined financial requirements established by Tri-State's Board. Under the annual true-up process, the Utility Members do not fully pay a true-up surcharge in cash to Tri-State until two years after the end of the applicable rate year. This timing delay could have an adverse effect on Tri-State’s cash flow.

Increased competition could reduce demand for Tri-State's electric sales.
The electric utility industry has experienced increasing wholesale competition, enabled by deregulation, uneven implementation of regulatory obligations among wholesale power suppliers and revisions to existing regulatory policies, competing energy suppliers, including third party energy remarketing companies, and other factors. Competing energy suppliers are targeting the Utility Members and the communities served by the Utility Members claiming to be able to offer lower priced and cleaner wholesale power. On the retail side, states in which the Utility Members’ service territories are located could enact retail competition legislation or make changes to the Utility Members' certified service territories which could reduce Tri-State’s electric sales revenue resulting in higher rates to the Utility Members. Federal legislation could mandate retail choice in every state. Large sophisticated loads are also seeking pathways to disrupt traditional regulatory constructs to enable greater flexibility in load-serving, undermining retail service that would otherwise grow load in Utility Members' service territories.
Tri-State may face competition from qualifying facilities, other utilities, competing energy suppliers, or technological innovations. Technological innovations may include methods or products that allow consumers to bypass the electric supplier, to switch fuels or to reduce consumption, such as distributed generation and microgrids. If competition increases, additional Utility Members may withdraw, Tri-State’s electric sales may decrease, rates to Tri-State's remaining Utility Members may increase or Tri-State's financial condition and results of operations could be adversely affected.
Utility Members have a substantial number of industrial and large commercial and industrial customers who could decrease operations, shut down, or elect to self-generate in the future.
A portion of these Utility Members' customers are in energy production, extraction or transportation. High inflation and rising interest rates, an economic downturn, volatile energy and fuel prices, additional government restrictions imposed on extractive industries, or other changes in business conditions could affect the level of energy sales to the Utility Members' commercial and industrial customers. Future sales to commercial and industrial customers could decrease should these commercial and industrial customers decide to decrease their operations, shut down operations, or elect to self-generate pursuant to changes in state law that could permit non-utility generation of power. In addition, weather has a significant impact on the amount of energy sales to the Utility Members' irrigation customers. Wetter weather results in less use of irrigation, driving decreased energy sales.
Tri-State's financial condition is largely dependent upon the Utility Members.
Tri-State's financial condition is largely dependent upon the Utility Members. In 2025, 84.3 percent of Tri-State's revenues from electric sales were from the Utility Members. Tri-State does not control the operations of its Members, and their financial condition is not tied to Tri-State's results of operations. Accordingly, if one or more of the Utility Members default in the performance of their obligations to Tri-State, Tri-State's results of operations and financial condition could be adversely affected, and such Utility Members' defaults could trigger an event of default under certain of Tri-State's loan agreements.
Tri-State’s rate regulation by FERC could have an adverse effect on Tri-State's results of operations and financial condition.
Tri-State is subject to rate regulation by FERC, including changes in Tri-State’s wholesale rate structure to the Utility Members. Tri-State's ability to create a regulatory asset or use regulatory liabilities in the future, including those associated with the early retirements of certain of its generating facilities, requires FERC approval. If Tri-State is unable to obtain FERC approval, it may result in increases to Utility Member rates and Utility Member unrest and desires to withdraw.
FERC also regulates Tri-State's market-based rate authority and Tri-State's transmission service rates. If Tri-State does not have market-based rate authority in certain balancing authority areas or FERC were to require a reduction in Tri-State's transmission service rates, it could have an adverse effect on Tri-State's results of operations and financial condition.
Tri-State and the other joint owners of Craig Station Unit 1, which was scheduled for retirement by December 31, 2025, received an emergency order from the DOE under Section 202(c) of the FPA requiring Craig Station Unit 1 to remain available for 90 days. DOE's order refers to cost recovery associated with continued operations, but there is not currently a FERC-approved tariff for recovery of such costs. Tri-State may pursue cost recovery at FERC but cannot predict the outcome of such effort or the impact of other DOE emergency orders.

High impact loads in the Utility Members' service territories could impact Tri-State's financial condition and liquidity.
High impact loads that have large load requirements, including data centers, are approaching the Utility Members for service. Both the number and size of these high impact load requests are increasing and expected to further increase substantially, thereby potentially materially increasing Tri-State's aggregate power requirements. The volume of these high impact load requests and uncertainty related to these requests create risks.
Tri-State cannot predict whether these high impact loads under consideration will ever commence operations, the size and duration of the power requirements of those that do become operational, if FERC will accept Tri-State’s new high impact loads tariff that seeks to mitigate this risk, if the tariff will mitigate these risks, or whether the high impact load customers will seek to be served by a power supplier other than the Utility Members. If Tri-State or its Utility Members are unable to serve these loads by the dates requested by these high impact loads, it may result in litigation, new legislation, such as retail competition, or changes to the Utility Members' certified service territories. Further, a material increase in Tri-State's aggregate power requirements may impact Tri-State's ability to comply with RPS/RES requirements and greenhouse gas reduction requirements.
Litigation may seek to hold Tri-State liable for the actions or omissions of its Members.
Litigation may seek to impose liability on Tri-State for the actions of its Utility Members, including under theories of partnership, joint venture, joint/common enterprise, or alter ego. If a court or jury determines that Tri-State is severally or jointly liable for the actions of its Members, Tri-State's results of operations and financial condition could be adversely affected.
Environmental and Legislative Risks
Compliance with existing and future environmental laws and regulations may increase Tri-State's costs of operation and further affect the utilization of current generating facilities, and satisfying asset retirement and environmental remediation obligations are significant.
Tri-State is subject to extensive federal, state and local environmental requirements that regulate, among other things, air emissions, water discharges, land use, and the use and management of hazardous and solid wastes. Compliance requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities, including the settlement of asset retirement obligations and expenses for environmental remediation obligations.
Existing and new federal, state or local environmental restrictions could result in significant additional costs, including capital expenditures. Implementation of regulations or more stringent standards may require Tri-State to modify the design or operation of existing facilities, purchase emission allowances, affect decisions regarding generating facility retirement and replacement, and may substantially increase Utility Member rates. The cost impact will depend upon the specific requirements thereof and cannot be determined at this time, but could be significant, including increases in Tri-State's operating expenses and potential stranded costs and investments in new generation and transmission.
The cost estimates for asset retirement and environmental remediation obligations are based upon information using various assumptions related to closure, post-closure and operating costs, the timing of future cash outlays, inflation and discount rates, and the potential compliance method.
There can be no absolute assurance that Tri-State will always be in compliance with all environmental requirements or that it will not be subject to future or additional RPS/RES requirements or regulations related to greenhouse gas emissions. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond Tri-State's control, could result in civil and criminal penalties and could cause the temporary or permanent shutdown of individual generating units not in compliance with these regulations. Tri-State may also be subject to litigation by private citizen groups related to non-compliance or environmental issues, including claims of property damage or personal injury caused by greenhouse gas emissions.
Tri-State is subject to physical, operational and financial risks associated with weather, natural disasters and resource depletion impacts.
Weather and natural disasters can create physical, operational and financial risks. Physical risks include changes in weather conditions and an increase in extreme weather events. The energy needs of the Utility Members’ customers vary with weather. Changes in weather affected customers’ energy use, which could increase or decrease. Increased energy use due to weather changes may require Tri-State to invest in new generation and transmission. Decreased energy use due to weather changes may result in decreased revenues.
Weather and natural disasters may impact the economy, which could impact Tri-State's sales and revenues. To the extent financial markets view changes in weather and emissions of greenhouse gases as a financial risk, this could negatively affect Tri-State's ability to access capital markets or cause it to receive less than ideal terms and conditions, including cost of capital. To the extent insurance markets view changes in weather and emissions of greenhouse gases as an insurance risk or elect not to insure generating facilities that have greenhouse gas emissions, it could negatively affect Tri-State's ability to obtain insurance or cause Tri-State to obtain insurance with higher deductibles, higher premiums, lower insurable amounts, or more restrictive policy terms.
Utility Members' service territories are exposed to extreme weather, including extreme temperatures, high winds, thunderstorms, blizzards, drought, flooding, ice storms, wildfire and tornados. Drought, thunderstorms and high wind events and extreme temperatures can also contribute to wildfire impacts from extreme weather. These severe weather events can physically damage Tri-State's facilities and the Utility Members' facilities. Any such occurrence can disrupt the ability to deliver energy and can increases costs. Extreme weather can also reduce usage and demand for energy of the Utility Members' customers and could result in Tri-State incurring obligations to third parties related to such events. These factors could negatively impact Tri-State's operations, financial conditions and cash flow.
To the extent the frequency of extreme weather or related events increases, this could increase Utility Member rates. Periods of extreme temperatures could impact Tri-State's ability to meet demand. With Tri-State's increasing renewable generation portfolio, increased uncertainty and variability in weather could impact generation from its renewable facilities and Utility Member rates. Changes in precipitation resulting in droughts or water shortages could adversely affect Tri-State's operations. Drought conditions in the western part of the U.S., especially in the southwest U.S., may continue to impact the water levels at reservoirs used by WAPA to supply Tri-State's hydroelectric-based power and may result in further reduction in the amount of capacity and energy allocated from WAPA, which may be material, and may further increase the cost of such to Tri-State. This could require Tri-State to purchase power to serve its Utility Members and/or reduce its ability to sell excess power on the wholesale market and reduce revenues. Drought conditions or actions taken by the court system, regulators, or legislators could also limit Tri-State's supply of water, which could adversely impact operations of its generating facilities, cause early retirement of generating facilities and increase the cost for energy. Drought conditions also contribute to the increase in wildfire risk from Tri-State's facilities. While Tri-State carries liability insurance, given an extreme event, if it is found to be liable for wildfire damages, amounts that potentially exceed Tri-State's coverage could negatively impact its results of operations, financial condition and cash flow.
Tri-State's business, financial condition, results of operations and prospects could be materially adversely affected by new or revised laws, regulations or executive orders, as well as by regulatory action or inaction.
Tri-State's business could be materially adversely affected by a variety of legal activity, such as: (a) the adoption of new or revised laws, regulations and interpretations; (b) constitutional ballot or regulatory initiatives, such as those seeking deregulation or restructuring of the energy industry; (c) new or revised regulations, such as those affecting the emissions, water consumption, water discharges, land use, energy infrastructure operations, and environmental and other permitting requirements; (d) actions taken, or not taken, by government agencies as a result of executive orders, such as failing to issue, delaying the issuance of, or increasing the requirements necessary to obtain approvals, approving rates; (e) emergency orders requiring Tri-State to continue to operate or make available its generating facilities scheduled to be shut down; and (f) changes in the way government interprets or applies laws, regulations and orders. Changes in the nature of the regulation of Tri-State's business through this type or other types of legal activity could have a material adverse effect on Tri-State's business, financial condition, results of operations and prospects. Tri-State is unable to predict future legislative, regulatory or executive action or inaction, including through constitutional ballot initiatives or changed government interpretations or applications, although any such changes may increase costs, which could have a material adverse effect on Tri-State's business, financial condition, results of operations and prospects.
The structure of the energy industry and regulation in the U.S. is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons.
Contradictory federal and state political requirements may materially adversely affect Tri-State.
Tri-State is subject to federal and state laws and regulations that at times may impose conflicting or inconsistent requirements. When federal and state authorities pursue differing requirements, Tri-State may face substantial challenges and delays in executing its strategic plans, increased costs, and other adverse effects on Tri-State’s operations and financial condition.
Operating Risks
Tri-State could be adversely affected if it or third parties are unable to successfully operate Tri-State's facilities.
Tri-State's performance depends on the successful operation of its facilities. Operating facilities involves many risks, including, among others:
•    operator error or failure of equipment or processes;
•    operating limitations that may be imposed by environmental or other regulatory requirements, including reliability standards;
•    labor issues, such as disputes, aging workforce and retirements, and retaining a knowledgeable workforce;
•    work slowdown or stoppages due to communicable diseases or other factors;
•    availability and cost of equipment, fuel and water;
•    supply chain interruptions, including transportation, inflation, tariffs, and availability and cost of equipment and fuel;
•    extreme weather events, including high or low temperatures, severe thunderstorms, drought, and wildfires; and
•    catastrophic events, such as fires, earthquakes, explosions, floods or other similar occurrences.
Unforeseen outages at Tri-State's generating facilities or transmission facilities could lead service outages, business interruptions, and higher costs, adverse effect on Tri-State's results of operations, and Utility Member unrest.
Tri-State may experience transmission constraints or limitations to transmission access, and its ability to construct, and the cost of, additional transmission is uncertain.
Tri-State currently experiences periodic constraints on its transmission system and those of other utilities used to transmit energy from its generating facilities due to periodic maintenance activities, equipment failures and other system conditions. The addition of renewable resources in the region is increasing the demand for access to and interconnection to existing transmission lines, making it difficult for Tri-State to acquire transmission capacity and timely interconnect new resources. Tri-State expects it will be necessary for it to construct or pay for additional transmission lines.
In most cases, construction of transmission lines presents numerous challenges. Environmental and state and local permitting and siting processes may result in significant inefficiencies and delays in construction. The timing needed to acquire land rights and critical equipment may also be lengthy. In the event that Tri-State is unable to complete construction of planned transmission expansion, Tri-State may be unable to implement aspects of its resource plan, Tri-State may need to rely on purchases of market-priced power, which could put increased pressure on Utility Member rates. Tri-State may also experience Utility Member unrest.
Losses from wildfires could adversely affect Tri-State's financial condition, future results of operations, and cash flow.
Tri-State has ownership or capacity interests in approximately 5,932 miles of transmission lines, including transmission lines that cross through certain wildfire prone areas such as forest areas and grasslands. Certain of Tri-State's transmission facilities are located on federal land and certain permits with the federal government impose strict liability on Tri-State up to a maximum cap related to its transmission facilities. If a wildfire involving Tri-State's transmission facilities were to occur, it could be liable for property damage, costs of fire-fighting activities, and other costs, for which liability could be substantial and in excess of Tri-State's liability insurance. Tri-State may also be subject to credit ratings downgrades, unfavorable media coverage or other negative consequences which may impact its financial condition and future plans. In addition, the availability of liability insurance may decrease, and the insurance that Tri-State is able to obtain may have higher deductibles, higher premiums, lower insurable amounts, or more restrictive policy terms. Any such liability could materially affect Tri-State and its financial condition, future results of operations, and cash flow.

Tri-State is exposed to uncertainty in connection with construction projects at new and existing facilities, third party generating facilities related to its long-term power contracts, and in connection with decommissioning of certain existing facilities.
Tri-State's existing facilities require ongoing capital expenditures in order to maintain efficient and reliable operations. Many of Tri-State's generating facilities require significant capital expenditures to maintain efficiency and reliability and to comply with changing environmental requirements. Tri-State also upgrades and builds new transmission facilities to maintain reliability, for load growth, or for the accommodation of new generation. In the years 2026 through 2028, Tri-State estimates that it may invest approximately $1.31 billion in new facilities and upgrades to its existing facilities. As part of Tri-State’s electric resource plan and BYOR Program, Tri-State has entered multiple long-term power contracts with third parties for new generating facilities and expects to enter into additional contracts in the future.
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
•    environmental litigation;
•    delays or increased costs to interconnect facilities with the transmission grids;
•    supply chain interruptions, including transportation, inflation, tariffs, and availability and cost of equipment and fuel;
•war and threat of war; and
•    performance by contractors.
An important financial aspect of Tri-State's electric resource plan, including Tri-State's two solar generating facilities, is Tri-State or the developer receiving tax credits or direct pay as provided in the IRA. If Tri-State or the developer does not receive or qualify for all or some of the credits or direct pay, it could negatively impact the economics of these projects and may increase the Utility Member rates.
The early retirement and decommissioning of certain of Tri-State's facilities is subject to substantial risks, including potential requirements to recognize a material impairment and incur added expenses relating to accelerated depreciation and amortization, decommissioning, reclamation and cancellation of long-term contracts for such facilities. The closure of Springerville Unit 3 is also subject to receipt of federal funding and the risk of obtaining agreements with the applicable parties on reasonable terms. Closure of any of such generating facilities may force Tri-State to incur higher costs for replacement capacity and energy, will make Tri-State more reliant upon it remaining generating facilities, and cause Tri-State to have less excess capacity. The decommissioning costs may exceed Tri-State's estimate, which could negatively impact its results of operations and liquidity. Furthermore, Tri-State's ability to create a regulatory asset to defer expenses associated with certain early retirements or the utilization of regulatory liabilities requires FERC approval.
All of these risks could have the effect of increasing Utility Member rates and may result in Utility Member unrest.
Tri-State relies on purchases of power from other power suppliers and long-term agreements to purchase and transport fuels and to sell electricity, which exposes Tri-State to market and counterparty risks.
Tri-State's power supply strategy relies, in part, on purchases of power from other power suppliers. In 2025, purchased power provided 61.5 percent of Tri-State's energy requirements. These purchases consist of a combination of purchases under long-term agreements and short-term market purchases of power. Tri-State also relies on long-term agreements with third parties to (a) manage Tri-State's supply and transportation of fuel for its generating facilities and (b) sell electricity to non-member utilities. Tri-State is exposed to the risk that counterparties to its long-term agreements will be unable to construct the facilities by the time specified in the respective contract or at all, breach their obligations to Tri-State, or claim that Tri-State is in breach. If this occurs, Tri-State may be forced to enter into alternative contractual arrangements or enter into short-term market transactions at then-current market prices. Purchasing power in the market exposes Tri-State, and consequently its Utility Members, to market price risk because power prices can fluctuate substantially over short periods of time. The terms of any new arrangements may be less favorable than the terms of Tri-State's current agreements, which could have an adverse effect on Tri-State's results of operations.
When Tri-State enters into long-term power purchase contracts, it relies on models based on its judgments and assumptions of factors such as future demand for power, future market prices of power and the future price of commodities used to generate electricity. These judgments and assumptions may prove to be incorrect. As a result, Tri-State may be obligated to purchase power under long-term agreements at a price which is higher than it could have obtained in alternative short-term arrangements. Conversely, Tri-State's reliance on short-term market purchases exposes it to increases in power prices.
Tri-State's long-term power purchase contracts include contracts with WAPA and Basin, consisting of 7.2 percent and 15.5 percent, respectively, of the Utility Member energy sales in 2025 (in MWhs). Tri-State experiences favorable pricing terms under its WAPA contracts under federal laws that give preference to federal hydropower production to "preference" customers, including cooperatives. If the federal laws under which Tri-State receives favorable pricing were to be amended or eliminated, if WAPA were to no longer provide Tri-State with power or favorable pricing for any other reason, or if Tri-State were required to assign some or all of its power from WAPA to a third party, Tri-State would have to pay significantly higher prices to obtain this power, which could have an adverse effect on Tri-State's results of operations. The prices Tri-State pays for power under the WAPA and Basin contracts are determined by WAPA and Basin, respectively, and are subject to change in accordance with the terms of the contracts. If Tri-State would have to pay significantly higher prices under these contracts, it could have an adverse effect on its results of operations.
Tri-State is exposed to risks related to its participation in organized markets that could have an adverse effect on its operations.
Tri-State currently participates in both the SPP and CAISO imbalance markets and expects to participate in the expansion of SPP's regional transmission organization into the Western Interconnection on April 1, 2026. In SPP's regional transmission organization, Tri-State will be exposed to new risks related to an organized market, including managing financial transmission rights and costs of transmission to serve other areas that might not have been needed to serve Tri-State. In addition, the rules governing SPP may change from time to time and such changes could impact Tri-State's costs and revenue.
Volatile natural gas prices could have an adverse effect on the operation of Tri-State's facilities and Utility Member rates.
The wholesale electricity price generally correlates with the wholesale natural gas price in most regions of the U.S. High natural gas prices could increase the cost of operating Tri-State's natural gas-fired generating facilities and the price of short-term market purchases and energy imbalance charges from other utilities, thereby significantly increasing Utility Member rates.
Existing and new generation facilities are exposed to economic and policy impacts that could have an adverse effect on Utility Member rates.
Reduced economic competitiveness of coal-fired generating facilities could cause the temporary or permanent shutdown of individual coal-fired generating facilities, including earlier than scheduled. Changes to economic, tariff, and tax policies for generation or storage facilities could increase Utility Member rates.
Tri-State is subject to risks associated with its ability to obtain adequate insurance at acceptable costs.
The financial condition of some insurance companies, actual or threatened physical attacks or cyberattacks, natural disasters, wildfire losses, and views on changes in weather and emissions of greenhouse gases, among other things, could have disruptive effects on insurance markets. The availability of insurance may decrease or be completely unavailable, and the insurance that Tri-State or the operators of its facilities are able to obtain may have higher deductibles, higher premiums, lower insurable amounts, or more restrictive policy terms. These issues could be viewed by lenders as triggering an event of default under certain provisions of certain of Tri-State's loan agreements if a waiver or amendment cannot be obtained. Further, the insurance policies may not cover all of the potential exposures or the actual amount of loss incurred.
Any losses not covered by insurance, or any increases in the cost of applicable insurance, could adversely affect Tri-State's results of operations, financial condition and cash flow.

Financing Risks
Tri-State has a substantial amount of indebtedness and it expects this amount to increase significantly.
As of December 31, 2025, Tri-State had total debt outstanding of approximately $3.2 billion, of which approximately $3.0 billion was secured under Tri-State's Master Indenture. Tri-State has incurred indebtedness primarily to construct, acquire, or make capital improvements to generation and transmission facilities to supply the current and projected electricity requirements of Tri-State. Additionally, Tri-State expects to incur substantial indebtedness in the future, and Tri-State forecasts approximately $3.4 billion of total debt outstanding in 2028. If this occurs, Tri-State may be required to raise its rates, revise its plans for capital expenditures and/or restructure its long-term commitments. These actions may adversely affect Tri-State's operations, and Tri-State may be unable to generate sufficient additional revenue to pay its obligations. Further, failure to meet the ECR requirement in Tri-State's Master Indenture or failure to service the indebtedness secured by its Master Indenture would result in an event of default under Tri-State's Master Indenture and other loan agreements. Consequently, Tri-State's results of operations, liquidity and financial condition could be adversely affected.
Tri-State is constructing, and expects it will need to construct or acquire, additional generation and transmission facilities to meet its Utility Members’ demands, to comply with new greenhouse gas reduction and RPS/RES requirements, and to implement its electric resource plan, which may require substantial additional capital expenditures that will significantly increase Tri-State's long-term debt, or for which it may not be able to obtain financing, and may result in development uncertainties for Tri-State's business.
In the years 2026 through 2028, Tri-State estimates that it may invest approximately $1.31 billion in new facilities and upgrades to its existing facilities. The specific projects Tri-State undertakes and the amount of such investments are subject to uncertainties and may be influenced by many factors, including:
•    the forecasted electric demand of the Utility Members, which is impacted by its BYOR Program, demand response, high impact loads and Utility Members' withdrawals;
•    availability and cost of power purchase options;
•    changes in Tri-State's electric resource plan;
•    Tri-State's membership in a regional transmission organization;
•    receipt of federal funding under the New ERA Program; and
•    regulatory approvals and changes.
Any construction program would require substantial additional capital, requiring Tri-State to obtain financing resulting in a significant increase in the amount of Tri-State's long-term debt. A significant increase in long-term debt may increase Utility Member rates. Failure to obtain financing may adversely affect Tri-State's results of operations, liquidity and financial condition.
Tri-State's ability to access short-term and long-term capital and its cost of capital could be adversely affected by various factors, including credit ratings and current market conditions, and significant constraints on Tri-State's access to capital could adversely affect Tri-State's financial condition and future results of operations.
Tri-State relies on access to short-term and long-term capital for construction of new facilities and upgrades to its existing facilities, and as a significant source of liquidity for capital expenditures not satisfied by cash flow generated from operations.
Tri-State's access to capital could be adversely affected by various factors, and certain market disruptions could constrain, at least temporarily, Tri-State's ability to maintain sufficient liquidity and access capital on favorable terms, or at all. These factors and disruptions specific to Tri-State include:
•    Tri-State's credit ratings being downgraded;
•    financial markets' view of Tri-State's relationship with the Utility Members and the withdrawal of Utility Members, including court orders on the contract termination payment methodology;
•    challenges or delays related to wholesale rate changes for the Utility Members;

•    Tri-State's wholesale electric service contracts with some of Utility Members only extending through 2050 that may affect the length of future financings; and
•    financial markets' view of Tri-State's clean energy transition and the timing and progress of such transition.
Other factors and disruptions that may impact Tri-State's access to capital include:
•    market conditions generally;
•    economic downturn or recession;
•    instability in the financial markets;
•    market pressures, including tightening of lending standards, and/or internal bank balance sheet constraints that could prevent and/or lower Tri-State's lenders' commitments to financings;
•    the overall health of the energy industry and the generation and transmission cooperative sector;
•    negative events in the energy industry, such as wildfires or a bankruptcy of an unrelated energy company;
•    war or threat of war; and
•    cyberattacks, terrorist attacks or threatened attacks on Tri-State's facilities or the facilities of unrelated energy companies.
If Tri-State's ability to access capital becomes significantly constrained for any of the reasons stated above or any other reason, Tri-State's ability to finance ongoing capital expenditures could be limited, its interest costs could increase and Tri-State's financial condition and results of operations could be adversely affected.
If Tri-State's receipt of federal funding under the New ERA Program is significantly delayed, the standards to receive funding under the New ERA Program are changed through congressional or executive action, the New ERA Program is terminated through executive orders, Tri-State receives less funding under the New ERA Program or Tri-State does not receive federal funding, Tri-State may have to seek alternative financing which could be at terms not as favorable as those of the New ERA Program such as interest rates could be significantly higher than under the New ERA Program and it may increase Tri-State's costs of its resource plan as part of Tri-State's 2023 ERP. This may result in higher Utility Member rates and Utility Member unrest.
Tri-State is exposed to market risks including economic downturns or recessions and instability in the financial markets, which could lead to changes in interest rates and availability of capital in credit markets. The interest rates on future borrowings could be significantly higher than interest rates on Tri-State's existing debt. As of December 31, 2025, Tri-State had $877.8 million of debt with variable rates. The rates on this debt could increase.
Tri-State maintains the 2022 Revolving Credit Agreement which provides backup for its commercial paper program. The facility includes a letter of credit sublimit and a commercial paper backup sublimit, and financial covenants for DSR and ECR requirements consistent with the covenants in Tri-State's Master Indenture. Failure to maintain these financial covenants or other covenants could preclude Tri-State from issuing commercial paper or from issuing letters of credit or from borrowing under the 2022 Revolving Credit Agreement.
Tri-State must make long-term decisions involving substantial capital expenditures based on current projections of future conditions.
Tri-State's decisions to meet the Utility Members’ load demands, including increasingly large loads, by construction of new facilities, by entering into long-term power contracts, or by relying on short-term power purchase markets are based on long-term forecasts. Tri-State relies on its forecasts to predict factors affecting the Utility Members’ load demands. Even though forecasts are less reliable the farther into the future they extend, Tri-State must make decisions based on forecasts that extend decades into the future due to the long-term nature of power purchase contracts, the long lead time necessary to develop and construct new facilities, and the long-term expected useful life of those facilities.
Tri-State’s forecasts and actual events may vary significantly, and, as a result, Tri-State may rely on technology that becomes less competitive, install transmission facilities in areas where they are not needed, or Tri-State may not develop the appropriate number or type of generating facilities. If Tri-State over-estimates the growth in its Utility Members’ demand such as high impact loads, high impact loads do not operate as expected, the BYOR Program or Utility Members’ withdrawal, there is no assurance that the price of surplus power or energy from surplus resources would be economical or could be sold without a loss. If Tri-State underestimates the growth in its Utility Members’ demand, the BYOR Program or Utility Members’ withdrawal, Tri-State may be required to purchase power or energy at a cost substantially above the cost it would have incurred to obtain the power or generate the energy from owned facilities.
General Risks
Cybersecurity threats are increasing and if Tri-State is unable to protect its information systems, its operations could be disrupted and Tri-State's financial condition could be adversely affected.
Tri-State operates in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. Tri-State relies on networks, information systems and other technology, including the internet and third party hosted servers, to support a variety of business processes and activities. Tri-State uses information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Tri-State owns assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run Tri-State's facilities are not completely isolated from external networks. Tri-State's generation and transmission assets and information technology systems, or those of its jointly owned facilities, could be directly or indirectly affected by deliberate or unintentional cyber incidents. There appears to be an increasing level of activity, sophistication, and maturity of threat actors and increase using of artificial intelligence for such attacks, in particular nation state actors, that wish to disrupt the U.S. bulk power system. Such parties could view Tri-State's computer systems, software, or networks as attractive targets for cyberattack. Cyber incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyberattacks by criminal groups or activist organizations, ransomware, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, cyber incidents could result in unauthorized disclosure of material confidential information, including personally identifiable information.
In addition, in the ordinary course of business, Tri-State collects and retains sensitive information, including personally identifiable information about employees, directors, and other third parties, and other confidential information. In some cases, administration of certain functions are outsourced to third-party service providers that could also be targets of cyberattacks.
If Tri-State's technology systems are breached or otherwise fail, Tri-State may be unable to fulfill critical business functions, including the operation of its generation and transmission assets, collection of revenue, maintenance of certain internal controls over financial reporting. Further, Tri-State's generation assets rely on an integrated transmission system, a disruption of which could negatively impact its ability to deliver power to the Utility Members. Tri-State's collection of revenue from the Utility Members relies upon the Utility Members' ability to collect revenue from their customers, a disruption of which or cybersecurity attack on the Utility Members could negatively impact Tri-State. Utility Members have their own independent cybersecurity programs and procedures. A major cyber incident could result in significant business disruption, compromised or improper disclosure of data, and expenses to repair security breaches or system damage and could lead to litigation, regulatory action, including penalties or fines, and an adverse effect on Tri-State's financial condition, results of operations, and reputation. Moreover, the amount and scope of insurance maintained against losses resulting from any such cyber incident may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures may increase.
Failure to attract and retain a qualified workforce could have an adverse effect on Tri-State's business.
Tri-State's business is dependent on its ability to attract, train, and retain employees representing various backgrounds, experiences, and skill sets. The competition for talent has become increasingly intense and Tri-State may experience increased employee turnover due to this tightening labor market and challenges to attract a qualified workforce, especially with specialized knowledge. Specialized knowledge is required of Tri-State's technical employees for construction and operation of facilities. Failure to hire and adequately train and retain employees, including the transfer of significant historical knowledge and expertise to new employees, or future availability and cost of contract labor, may adversely affect Tri-State's results of operations, financial position and cash flow.
Tri-State may be subject to physical attacks.
As operators of energy infrastructure, Tri-State is facing heightened risk of physical attacks on its electric systems. Tri-State's generation and transmission assets and systems are geographically dispersed and are often in rural or sparsely populated areas which make them especially difficult to adequately detect, defend from, and respond to such attacks.

If a significant physical attack occurred, Tri-State could have its operations disrupted, property damaged, experience loss of revenues, response costs, and other financial loss; and be subject to increased regulation, litigation, and damage to Tri-State's reputation, any of which could have a negative impact on its business and results of operations.
A portion of Tri-State's workforce is represented by unions. Failure to successfully negotiate collective bargaining agreements, strikes or work stoppages could cause Tri-State's business to suffer.
Many of Tri-State's employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Tri-State's current collective bargaining agreements expire in 2029. Strikes, work stoppages or other business interruptions could occur if Tri-State is unable to renew these agreements on satisfactory terms, enter into new agreements on satisfactory terms or otherwise manage changes in, or that affect, its workforce, which could adversely impact Tri-State's business, financial condition and results of operations. The terms and conditions of renegotiated or new collective bargaining agreements could also increase Tri-State's costs or otherwise affect its ability to fully implement future operational changes to enhance Tri-State's efficiency or to adapt to changing business needs or strategy.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Tri-State has a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of its data and systems. Tri-State is also subject to mandatory cybersecurity regulatory requirements. Tri-State's risk management programs, which address both enterprise and energy commodity risks, provides for evaluating and addressing cybersecurity risks and cybersecurity compliance. As part of Tri-State's evaluation of cybersecurity risks, it considers cybersecurity risks and threats related to use of third-party service providers. Depending on the third-party service provider, the services provided by such third party and the data stored or to which such third party has access, Tri-State requires different cybersecurity protections and specific cybersecurity programs that the third party must maintain. Utility Members have their own independent cybersecurity programs and procedures.
Cybersecurity risks with long-term resolutions are evaluated and added to Tri-State's risk register, which is reviewed and updated by a corporate committee quarterly. This corporate committee, consisting of senior executives and support staff, meets regularly to assess enterprise, including cybersecurity, and energy commodity risks. Tri-State's Chief Administrative Officer/CHRO manages Tri-State's information technology department and has executive oversight of its cybersecurity program. Tri-State's Chief Information and Technology Officer and Chief Information Security Officer report directly or indirectly to the Chief Administrative Officer/CHRO and are responsible for implementation of Tri-State's cybersecurity program. Tri-State's cybersecurity team maintains multiple cyber-related certifications from nationally recognized organizations.
Tri-State interfaces regularly with a wide range of external organizations and participates in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. Tri-State utilizes third-party consultants to evaluate and test its cybersecurity preparedness and participates in national transmission grid security exercises that also address cybersecurity threats. Tri-State's security efforts are intended to address evolving and changing cyber threats. Tri-State operates a dedicated cyber security center with capabilities to monitor, detect, analyze, mitigate, and respond to cyber threats.
The Engineering and Operations Committee of Tri-State's Board has oversight of its cybersecurity program and the risks from cybersecurity threats. The Engineering and Operations Committee is briefed quarterly with both oral and written reports on cybersecurity including cybersecurity risks. Tri-State's Board receives oral briefing on cybersecurity including cybersecurity risks no less than once per year and Tri-State's Board is provided access to all written reports provided to the Engineering and Operations Committee.
Tri-State is subject to numerous cybersecurity threats and the cybercriminals are becoming more sophisticated and are increasingly targeting electric utilities. A major cyber incident could result in significant business disruption, compromised or improper disclosure of data, and expenses to repair security breaches or system damage and could lead to litigation, regulatory action, including penalties or fines, and an adverse effect on Tri-State's financial condition, results of operations, and reputation. See "RISK FACTORS – General Risks" for additional information. While there have been immaterial incidents such as phishing and attempted financial fraud across Tri-State's system, there has been no material impact on business or operations from these attacks. Tri-State disclaims any representation or warranty that its security controls will fully prevent breaches, operational disruptions or other failures of information technology systems and network infrastructure. Furthermore, Tri-State cannot provide assurance that such incidents will not occur or result in a material adverse effect on operations or financial conditions in the future.

ITEM 2.    PROPERTIES
Generating Facilities
Tri-State owns, lease or has undivided percentage interests in various generating facilities identified in the table below. All of Tri-State's interests in these facilities or agreements are subject to the lien of its Master Indenture.

Name	Location	% Interest Owned or Leased	Fuel Used	Unit Rating (MW)*	Tri-State Share (MW)*	Year Installed
Coal
Craig Generating Station Unit 1	Colorado	24.0	Coal	427	102	1980
Craig Generating Station Unit 2	Colorado	24.0	Coal	410	98	1979
Craig Generating Station Unit 3	Colorado	100.0	Coal	448	448	1984
Laramie River Generating Station Unit 1	Wyoming	28.5	Coal	560	—	1980
Laramie River Generating Station Unit 2	Wyoming	28.5	Coal	570	242	1981
Laramie River Generating Station Unit 3	Wyoming	28.5	Coal	570	242	1982
Springerville Generating Station Unit 3	Arizona	100.0	Coal	415	415	2006
Gas/Oil
Burlington Generating Station	Colorado	100.0	Oil	114	114	1977
J.M. Shafer Generating Station	Colorado	100.0	Gas	272	272	1994
Knutson Generating Station	Colorado	100.0	Gas/Oil	144	144	2002
Limon Generating Station	Colorado	100.0	Gas/Oil	144	144	2002
Pyramid Generating Station	New Mexico	100.0	Gas/Oil	166	166	2003
Renewable
Axial Basin	Colorado	100.0	Solar	145	145	2025
Dolores Canyon	Colorado	100.0	Solar	110	110	2025
___________________________________________
*    The Unit Ratings and Tri-State's share for each generating facility are subject to fluctuations to account for various operating conditions and environmental mitigation equipment requirements.
Craig Generating Station.  Craig Station is a three‑unit, 1,285 MW coal‑fired electric generating facility located near Craig, Colorado. Craig Station Units 1 and 2 and related common facilities are known as the Yampa Project and jointly owned as tenants in common by Tri-State and four other regional utilities pursuant to a participation agreement. Tri-State owns a 24 percent interest in Craig Station Units 1 and 2, which have capacity of 427 MWs and 410 MWs, respectively, and a 100 percent interest in Craig Station Unit 3, which has a capacity of 448 MWs. Tri-State is the operating agent for all three units and are responsible for the daily management, administration and maintenance of the facility. The costs associated with operating Craig Station Units 1 and 2 are divided on a pro-rata basis among all the participants. Tri-State's total share of Craig Station’s capacity is 648 MWs. Tri-State and other owners of Craig Station Unit 1 planned to retire the unit by December 31, 2025. On December 30, 2025, Tri-State and the other utilities received an emergency order from the DOE under Section 202(c) of the FPA to keep Craig Station Unit 1 available for 90 days. See "— POWER SUPPLY RESOURCES." Tri-State and the other joint owners of Craig Station Unit 2 intend to retire Craig Station Unit 2 by September 30, 2028. Tri-State intends to retire Craig Station Unit 3 by January 1, 2028.
Laramie River Generating Station.  Laramie River Generating Station is a three-unit, 1,700 MW coal‑fired electric generating facility located near Wheatland, Wyoming and operated by Basin. Laramie River Generating Station and related transmission lines are known as the MBPP and are jointly owned as tenants in common by Tri-State and three other regional utilities pursuant to a participation agreement. Tri-State owns a 28.5 percent interest in the total capacity of the facility. Certain costs associated with operating the facility are divided on a pro-rata basis among the participants, while other costs are shared in proportion to the generation scheduled and energy produced for each participant. Laramie River Generating Station Unit 1 is connected to the Eastern Interconnection, while Units 2 and 3 are connected to the Western Interconnection. Tri-State's share of Laramie River Generating Station’s total capacity is 482 MWs, which it receives out of Units 2 and 3.
Springerville Generating Station Unit 3.  Springerville Unit 3, located in east‑central Arizona, is a 415 MW unit that is part of a four-unit, 1,578 MW coal‑fired electric generating facility operated by TEP. Under contractual agreements, Tri-State, as the lessee of Springerville Unit 3 takes 415 MWs of capacity from the unit and sells 100 MWs of such capacity to Salt River

Project. Tri-State owns a 51 percent equity interest (including the 1 percent general partner equity interest) in Springerville Partnership, which owns Springerville Unit 3. Tri-State's leasehold interest, as the lessee of Springerville Unit 3, is subject to the lien of its Master Indenture, but Springerville Unit 3 itself is not subject to the lien of the Master Indenture. Springerville Unit 3 is subject to a mortgage and lien to secure the Springerville certificates. The preferred portfolio approved in the 2023 ERP includes retirement of Springerville Unit 3 by March 1, 2031, subject to receipt of certain federal funding and reaching agreements with applicable parties. The conditions for retirement of Springerville Unit 3 have not yet been achieved.
Burlington Generating Station.  Burlington Generating Station, located in Burlington, Colorado, consists of two 57 MW simple-cycle combustion turbines that operate on fuel oil. Burlington Generating Station is wholly owned and operated by Tri-State.
J.M. Shafer Generating Station.  J.M. Shafer Generating Station, located near Fort Lupton, Colorado, is a 272 MW, natural gas-fired, combined-cycle generating facility. J.M. Shafer Generating Station is wholly owned and operated by Tri-State. Tri-State intends to replace the existing turbines at J.M. Shafer Generating Station by 2031 which is expected to increase the maximum capacity of J.M. Shafer Generating Station to a rating of 281 MWs.
Knutson Generating Station.  Knutson Generating Station, located near Brighton, Colorado, consists of two 72 MW simple-cycle combustion turbines that can operate on either natural gas or fuel oil. Knutson Generating Station is wholly owned and operated by Tri-State. Both units are under contract with a third party under a tolling arrangement, where the purchaser is required to procure its own fuel for the facility, through December 2027.
Limon Generating Station.  Limon Generating Station, located near Limon, Colorado, consists of two 72 MW simple-cycle combustion turbines that can operate on either natural gas or fuel oil. Limon Generating Station is wholly owned and operated by Tri-State. One unit is under contract with a third party under a tolling arrangement from January 2026 through May 2027.
Pyramid Generating Station.  Pyramid Generating Station, located near Lordsburg, New Mexico, consists of four 41.5 MW simple-cycle combustion turbines that can operate on either natural gas or fuel oil. Pyramid Generating Station is wholly owned and operated by Tri-State. One unit is under contract with a third party under a tolling arrangement from January 2025 through December 2027.
Axial Basin Generating Station. Axial Basin Generating Station, located in Moffat County, Colorado, is a 145 MW solar generating facility that was placed in service in October 2025. Axial Basin Generating Station is wholly owned and operated by Tri-State.
Dolores Canyon Generating Station. Dolores Canyon Generating Station, located in Dolores County, Colorado, is a 110 MW solar generating facility, that was placed in service in October 2025. Dolores Canyon Generating Station is wholly owned and operated by Tri-State. Tri-State has a contract to sell a pro-rata share, up to 40 MW, to a third party from April 2026 through December 2033.
Transmission
As of December 31, 2025, Tri-State owns, leases, or has undivided percentage interest in transmission lines as described in the following table (estimated miles based on Geographic Information System):

Voltage (kV)	Miles
69	56
115	3,280
138	185
230	1,311
345	1,100
Total	5,932
Tri-State is an ownership participant in the MBPP (Laramie River Generating Station) and Yampa Project (Craig Station Units 1 and 2) transmission systems and has ownership interests or capacity rights in several other transmission line participation projects. As of December 31, 2025, transmission investment also includes ownership or major equipment ownership in 378 substations and switchyards. All of Tri-State's interests in these facilities or agreements, as applicable, are subject to the lien of its Master Indenture.

Coal Mines
Tri-State, through its wholly owned subsidiary Colowyo Coal, owns the Colowyo Mine, which is located near Craig, Colorado. The Colowyo Mine was transitioned from mining to full reclamation in October 2025 and no longer produces coal.
Tri-State, through its wholly owned subsidiary Elk Ridge, owns the New Horizon Mine, which is located near Nucla, Colorado. The New Horizon Mine is in post-reclamation monitoring and no longer produces coal.
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
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not Applicable.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Tri-State is a taxable wholesale electric power generation and transmission cooperative operating on a not‑for‑profit basis. Tri-State was formed by its Utility Members for the purpose of providing wholesale power and transmission services to its Utility Members (which are distribution electric cooperatives and public power districts) for their resale of the power to their retail consumers. Utility Members serve large portions of Colorado, Nebraska, New Mexico and Wyoming. Tri-State also sells a portion of its generated power to other utilities pursuant to long‑term contracts and short-term sale arrangements. Utility Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and communities, as well as large and small businesses and industries.
Tri-State is owned entirely by its forty-three Members of which forty are Utility Members. Thirty-six of the Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. Tri-State also has three Non-Utility Members. Tri-State is regulated as a public utility under Part II of the FPA.
Tri-State supplies and transmits its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases. Tri-State owns, leases, has undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Tri-State's diverse generation portfolio provides it with maximum available power of 4,948 MWs, of which approximately 1,959 MWs comes from renewables.
In 2025, Tri-State sold 16.6 million MWhs, of which 82.0 percent was to Utility Members. Total revenue from electric sales was $1.2 billion for the year ended December 31, 2025, of which 84.3 percent was from Utility Member sales. Tri-State's results for the year ended December 31, 2025 were primarily impacted by Utility Member withdraws and declining market energy prices. In addition, weather contributed to decreased energy and demand during June through October and increased energy and demand through the winter months.
•Utility Member electric sales decreased $51.7 million, or 4.7 percent, primarily due to a decrease of 1,354,286 MWhs sold, or 9.1 percent, during 2025 compared to the same period in 2024 due to the withdrawal of two former Utility Members. The impact of these withdrawals was partially offset by increased sales to Tri-State's remaining Utility Members due to load growth and other factors.
•Rate stabilization represents recognition of income from withdrawal of former Utility Members from membership in Tri-State that was previously deferred. Tri-State recognized $214.1 million of previously deferred membership withdrawal income during 2025 compared to $211.2 million of previously deferred membership withdrawal income during 2024 as part of its rate stabilization measures.
•Fuel expense decreased $59.9 million, or 25.7 percent, primarily due to a decrease in generation at Tri-State's facilities.
Wholesale Electric Service Contracts
Tri-State's Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of its Bylaws, to purchase from Tri-State power and energy as provided in the Utility Member's all-requirements wholesale electric service contract with Tri-State. Each contract obligates Tri-State to sell and deliver to the Utility Member, and the Utility Member to purchase and receive from Tri-State, all energy and capacity required for the operation of the Utility Member's system, as modified by two programs filed with FERC (a self-supply percentage and the BYOR Program). See “Item 1 – BUSINESS – MEMBERS” for additional discussion regarding the wholesale electric service contract and these two programs.
Thirty-two Utility Members have wholesale electric service contracts with an initial expiration date of December 31, 2066. Eight Utility Members have wholesale electric service contracts with an initial expiration date of December 31, 2050. Four of these eight Utility Members have provided Tri-State a notice of intent to withdraw from membership. These thirty-two Utility Members with 2066 initial expiration dates contracts comprised 89.7 percent of Tri-State's Utility Member revenue for the year ended December 31, 2025, excluding former Utility Members and Utility Members that have provided a notice of intent to withdraw from membership.

Member Withdrawals and Relationship with Members
Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership in Tri-State upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe, provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to Tri-State. Tri-State's contract termination payment methodology tariff on file with FERC as Rate Schedule 281 provides a process should a Utility Member elect to withdraw from membership in Tri-State and terminate its wholesale electric service contract. The tariff process includes requirements for a two-year notice and the payment to Tri-State of a contract termination payment. See “BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members and "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
On February 1, 2025, MPEI withdrew from membership in Tri-State and pursuant to Rate Schedule 281 terminated its wholesale electric service contract with Tri-State. MPEI’s contract termination payment amount was $86 million. Tri-State's Board deferred a portion of the contract termination payment and a portion was deferred as a transmission credit as required by Rate Schedule 281.
In March 2024, LPEA provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with an April 1, 2026, withdrawal effective date. LPEA’s contract termination payment based upon Rate Schedule 281 is $208 million prior to any adjustments for discounted patronage capital, regulatory liabilities credit or LPEA's pro rata share of Tri-State's power purchase obligations in the Western Interconnection. LPEA's final payment amount after adjusting for LPEA's discounted patronage, regulatory liabilities credit, and the parties agreed to LPEA's share of Tri-State's power purchase obligations in the Western Interconnection is $159 million.
In December 2024, NRPPD, which is electrically served in the Eastern Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a January 1, 2027, withdrawal effective date. In November 2025, three Nebraska Utility Members, CRPPD, which is electrically served in both the Eastern and Western Interconnections, PREMA, which is electrically served in the Eastern Interconnection, and RPPD, which is electrically served in the Western Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a December 1, 2027, withdrawal effective date. Tri-State cannot predict if any of these five Utility Members will withdraw from Tri-State. These five Utility Members, with MPEI, comprised 9.1 percent of Tri-State's Utility Member revenue for the year ended December 31, 2025.
Certain elements of Rate Schedule 281 remain subject to ongoing proceedings at the Tenth Circuit Court of Appeals and D.C. Circuit Court of Appeals. See "Note 14—Commitments and Contingencies—Legal" to the Consolidated Financial Statements in Item 8 for further information.
Consistent with prior withdrawals of Utility Members, Tri-State anticipates that some or all of contract termination payments received may be deferred as regulatory liabilities, subject to Tri-State's Board's discretion, and the contract termination payments from MPEI and LPEA may be recognized as revenue in future periods to offset the revenue otherwise recoverable from Utility Members.
Colorado Electric Resource Plan
Tri-State is required to file every four years and obtain COPUC approval of its electric resource plan. The process includes a Phase I and Phase II process. In 2023, Tri-State filed Phase I of its 2023 ERP with the COPUC, which included retirement of Craig Station Unit 3 by January 1, 2028 and, if Tri-State receives certain federal funding and reaches agreements with the applicable parties, retirement of Springerville Unit 3 by March 1, 2031. Tri-State entered into and the COPUC approved a 2024 Settlement Agreement related to Phase I of Tri-State's 2023 ERP.
In September 2024, Phase II of Tri-State's 2023 ERP began with Tri-State issuing requests for proposals. In April 2025, Tri-State filed its 2023 ERP implementation report with the COPUC identifying Tri-State's preferred portfolio of resources to be acquired during the period of 2026-2031. Tri-State's preferred portfolio forecasted the need for approximately 1,657 MWs of new resources during the resource acquisition period of 2026 to 2031. In October 2025, the COPUC approval of Tri-State's preferred portfolio became effective. As part of Phase II, for which resource acquisition is ongoing, Tri-State has entered into 850 MWs of contracts for resources. For further information regarding Tri-State's 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning.”
Solar Projects Update
The 145 MW Axial Basin Solar facility, located in Moffat County, Colorado, and the 110 MW Dolores Canyon Solar

facility, located in Dolores County, Colorado, were placed in service in October 2025. During 2025, Tri-State recorded an investment tax credit as a reduction to electric plant in service of $130.5 million and an intangible asset of $130.5 million. Tri-State intends to claim the investment tax credit on each solar facility through the IRS's direct pay program. Direct pay allows qualified entities to receive certain clean energy tax credits as a direct payment from the IRS to the extent it exceeds their income tax liability.
Colowyo Mine Transition
Colowyo Coal's Colowyo Mine transitioned from mining to full reclamation in October 2025. Tri-State has contracted with a third party to perform the reclamation work. The work is scheduled to be completed by the end of 2029. During 2025, Tri-State accelerated approximately $72.6 million in depreciation and amortization related to asset retirement obligations, development costs and depletion of coal reserves. Tri-State recognized deferred membership withdrawal income in an amount equal to such expenses resulting in no impact to its Utility Member's wholesale rate for 2025.
Environmental Regulations
Tri-State is subject to extensive federal, state and local environmental requirements. Tri-State is tracking environmental and permitting policy and proposed regulatory changes. To evaluate relevance, risk and impact to Tri-State's operations and plans, Tri-State is evaluating several recent developments including those described in "BUSINESS – ENVIRONMENTAL REGULATION." See also "RISK FACTORS - Environmental Risks."
Critical Accounting Policies
The preparation of Tri-State's financial statements in conformity with GAAP requires that its management make estimates and assumptions that affect the amounts reported in its consolidated financial statements. Tri-State based these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. Tri-State considers the following accounting policies to be critical accounting policies due to the estimation involved or due to the particular significance they have on its consolidated financial statements.
Accounting for Rate Regulation.  Tri-State is a rate-regulated entity and, as a result, is subject to the accounting requirements of Accounting for Regulated Operations. In accordance with these accounting requirements, some revenues and expenses have been deferred at the discretion of Tri-State's Board, subject to FERC approval, if it is probable that these amounts will be refunded or recovered through future rates. Regulatory assets are costs Tri-State expects to recover from Utility Members through future rates approved by the applicable authority. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to Utility Members as approved by the applicable authority. Amounts that are no longer expected to be refunded to the Utility Members are recognized in margins. Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions by FERC or precedent for each item. Tri-State recognizes regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expenses concurrent with their recovery in rates.
Asset Retirement and Environmental Remediation Obligations.  Tri-State accounts for current obligations associated with the future retirement of tangible long-lived assets and environmental remediation in accordance with the accounting guidance relating to asset retirement and environmental obligations. This guidance requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the liability is incurred and capitalized as part of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense, and the capitalized cost of the long-lived asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. In the absence of quoted market prices, Tri-State determines fair value by using present value techniques in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk‑free rate and market risk premium. Upon settlement of an asset retirement obligation, Tri-State applies payments against the estimated liability and recognizes a gain or loss if actual retirement costs differ from the estimated recorded liability.
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

Factors Affecting Results
Master Indenture
Tri-State's Master Indenture requires Tri-State to establish, subject to necessary regulatory approvals, rates that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits Tri-State to incur additional secured obligations as long as, after giving effect to the additional secured obligation, it will continue to meet the DSR requirement on both a historic and pro forma basis. Tri-State's DSR is calculated by dividing (x) its Net Margins Available for Debt Service (as defined in the Master Indenture), which is equal to Tri-State's net margins for a period plus amounts deducted for the period to pay or make provision for interest on debt (including capitalized interest other than Allowance for Funds Used During Construction), lease expense, income tax expense, amortization of debt discount or premium, and depreciation and certain other non-cash items by (y) Tri-State's Annual Debt Service Requirement (as defined in the Master Indenture), which is generally equal to the principal of, premium, if any, and interest (whether capitalized or expensed) on all of Tri-State's debt and lease payments that become due in the applicable fiscal year or 12‑month period at maturity or stated maturity, subject to special calculation rules applicable to specific types of debt (such as balloon debt). For purposes of the DSR calculation, Tri-State is permitted to exclude from the Annual Debt Service Requirement defeasance obligations as provided in the Master Indenture. Tri-State's failure to achieve the required DSR is not a default under its Master Indenture as long as a plan is timely adopted and being implemented and no payment default has occurred. However, subject to certain limited exceptions, Tri-State cannot issue additional secured obligations under its Master Indenture unless the DSR for the prior fiscal year (or period of prior 12 consecutive months) is at least 1.10 and the estimated DSR for the current and next two years (or, if applicable, two years following the anticipated commercial operation date of the assets being financed) is at least 1.10. A DSR below 1.025 under Tri-State's Master Indenture would require it to transfer all cash to a special fund managed by the trustee of Tri-State's Master Indenture until its DSR is at least 1.025. Tri-State estimates that its DSR for the twelve months ended December 31, 2025 was 1.46.
Tri-State's Master Indenture also requires it to maintain an ECR at the end of each fiscal year of at least 18 percent. Tri-State's ECR equals its equity divided by the sum of its debt plus equity. Equity primarily consists of Tri-State's aggregate net margins that it has not distributed in cash to the Members. Debt includes Tri-State's indebtedness for borrowed money but excludes defeasance obligations as provided in the Master Indenture. Tri-State's failure to maintain the ECR at the end of any given fiscal year would result in a default under its Master Indenture and restrict Tri-State's ability to issue additional secured obligations under its Master Indenture. Tri-State estimates that as of December 31, 2025, its ECR was 23.4 percent.
As of December 31, 2025, Tri-State had approximately $3.0 billion of secured indebtedness outstanding under its Master Indenture. Substantially all of Tri-State's tangible assets and certain of its intangible assets are pledged as collateral under its Master Indenture. Pursuant to Tri-State's Master Indenture, the DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP. The DSR and ECR calculated in accordance with FERC's system of accounts are not finalized and are subject to final adjustment.
Margins and Patronage Capital
Tri-State operates on a cooperative basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to meet certain financial requirements and to establish reasonable reserves. Revenues in excess of current period costs in any year are designated as net margins in Tri-State's consolidated statements of operations. Net margins are treated as advances of capital by the Members and are allocated to its Utility Members on the basis of revenue from electricity purchases from it and to the Non-Utility Members as provided in their respective membership agreement.
Tri-State's Board Policy for Financial Goals and Capital Credits, approved and subject to change by Tri-State's Board and acceptance by FERC, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to the Members. On a periodic basis, Tri-State's Board will determine whether to retire any patronage capital, and in what amounts, to its Members. As of December 31, 2025, Tri-State has retired in aggregate approximately $669.1 million of patronage capital to its Utility Members.
Tri-State's Board Policy for Financial Goals and Capital Credits includes three financial ratio goals for which Tri-State sets rates: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to Tri-State in each fiscal year of at least $20 million. Tri-State's Board Policy also provides that any extraordinary funds, such as contract termination payments, received by Tri-State will be used to offset future costs to its Utility Members. Extraordinary revenue will be recorded (a) in the year received to increase net margins, subject to loan agreement restrictions, (b) in the year received with the same amount of regulatory assets written off in the same fiscal year, resulting in no net change in net margins, or (c) deferred as a regulatory liability in the year received and recognized as revenue in future period or periods, with the oldest vintage year used first. Tri-State recognized $214.1 million of previously deferred membership withdrawal income during 2025.
Rates and Regulation
Tri-State's electric sales revenues are derived from wholesale electric service sales to the Utility Members and non-member purchasers. Revenues from power sales to the Utility Members are primarily from Tri-State's Class A wholesale rate schedule filed with FERC. Revenues from wholesale power sales to Tri-State's non-member purchasers are primarily pursuant to Tri-State's market-based rate authority.
Tri-State's Class A wholesale rate schedule (A-41) for power sales to its Utility Members on file with FERC is a postage stamp rate, with the same rate components for all Utility Members, and incorporates a formulary rate, which can be adjusted annually based on the budget approved by Tri-State's Board, including an annual true-up mechanism. The A-41 rate components are both energy-based and demand-based. See "BUSINESS – RATE REGULATION."
In September 2025, Tri-State's Board approved its 2026 operating budget, which results in a 7.5 percent increase in the wholesale rate to the Utility Members for 2026.
Tri-State's Board may from time to time, subject to FERC approval, create new regulatory assets or liabilities or modify the expected recovery period through rates of existing regulatory assets or liabilities. In September 2025, Tri-State recorded a regulatory asset to defer certain asset retirement obligation adjustments related to the transition of the Colowyo Mine from mining to full reclamation in October 2025. Pending approval from FERC, which has been requested, this regulatory asset will be amortized to depreciation, amortization and depletion expense over the original expected useful life of the mine ending in 2044 and recovered from the Utility Members through rates.
Tax Status
Tri-State is a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, Tri-State is allowed a tax exclusion for margins allocated as patronage capital. Tri-State utilizes the liability method of accounting for income taxes which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Tri-State and its subsidiaries use the flow-through method for recognizing deferred income taxes whereby changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability, as approved by Tri-State's Board. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues.
Results of Operations
General
Tri-State's electric sales revenues are derived from wholesale electric service sales to its Utility Members and non‑member purchasers. See “—Factors Affecting Results – Rates and Regulation” for a description of Tri-State's energy and demand rates to its Utility Members. Long‑term contract sales to non‑members generally include energy and demand components. Short-term sales to non‑members are generally sold at market prices after consideration of incremental production costs. Demand billing to non‑members are typically billed per kilowatt of capacity reserved or committed to that customer.
Weather has a significant effect on the peak demand and total usage of electricity and consequently, on revenues. Relatively warmer summer or colder winter temperatures tend to increase the usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces usage of electricity. The amount of precipitation during the growing season (generally May through September) impacts irrigation use. Other factors affecting the Utility Members’ usage of electricity include:
•the amount, size and usage of machinery and electronic equipment;
•the expansion or contraction of operations among the Utility Members’ commercial and industrial customers;
•the general growth in population; and
•economic conditions.

Other Impacts
Tri-State's ability to meet its Utility Members' power requirements and complete its capital projects are dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by domestic and global supply chain disruptions. Tri-State is experiencing longer lead-times on procurement of certain materials and equipment. Supply chain inflation and tariffs have contributed to higher prices for materials and equipment. Tariffs are far reaching, widespread, and changing, making it difficult for Tri-State and its suppliers to plan for, avoid or mitigate the impacts of higher costs throughout the supply chain. Tri-State continues to monitor potential impacts to its operations and estimated capital expenditures and timing of projects related to inflationary pressures, tariffs, and supply chain disruptions.
Year ended December 31, 2025 compared to year ended December 31, 2024
Operating Revenues
Tri-State's operating revenues are primarily derived from power sales to its Utility Members and non‑member purchasers. Other operating revenue consists primarily of transmission, coal sales, and lease revenue. The following is a comparison of Tri-State's operating revenues and energy sales in MWhs by type of purchaser for 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Period-to-Period Change
	2025	2024	Amount	Percent
Operating revenues
Utility Member electric sales	$1,054,007	$1,105,701	$(51,694)	(4.7)%
Non-member electric sales	195,160	196,561	(1,401)	(0.7)%
Rate stabilization	214,121	211,232	2,889	1.4%
Provision for rate refunds	2,719	(6,556)	9,275	(141.5)%
Other	135,558	105,452	30,106	28.5%
Total operating revenues	$1,601,565	$1,612,390	$(10,825)	(0.7)%

Energy sales (in MWh):
Utility Member electric sales	13,604,873	14,959,159	(1,354,286)	(9.1)%
Non-member electric sales	2,985,104	2,838,291	146,813	5.2%
	16,589,977	17,797,450	(1,207,473)	(6.8)%
•The decrease in Utility Member electric sales is primarily due to the withdrawals of two former Utility Members. Excluding those two former Utility Members, Utility Member electric sales revenue increased $46.1 million, or 4.6 percent, and Utility Member load growth increased 17,510 MWh from 2024 to 2025.
•Non-member electric sales revenue was impacted by lower market sales offset by higher long-term sales in both dollars and MWhs. Short-term market sales decreased 364,420 MWhs to 515,767 MWhs in 2025 compared to 880,187 MWhs for the same period in 2024. Long-term sales increased 525,337 MWhs to 1,967,141 MWhs in 2025 compared to 1,441,804 MWhs for the same period in 2024. Tri-State expects long-term sales to further increase in 2026.
•Tri-State recognized $214.1 million of deferred membership withdrawal income during 2025 compared to $211.2 million of deferred membership withdrawal income during the same period in 2024 as part of its rate stabilization measures.
•Other operating revenue increased primarily due to higher transmission revenue, an increase in lease revenue related to a tolling agreement for one of the units at the Pyramid Generating Station and higher coal sales to third parties.
Operating Expenses
Tri-State's operating expenses are primarily comprised of the costs that it incurs to supply and transmit its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of Tri-State's operating expenses for 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Period-to-Period Change
	2025	2024	Amount	Percent
Operating expenses
Purchased power	$445,756	$408,796	$36,960	9.0%
Fuel	173,471	233,347	(59,876)	(25.7)%
Production	161,075	171,879	(10,804)	(6.3)%
Transmission	177,738	180,616	(2,878)	(1.6)%
General and administrative	162,068	115,739	46,329	40.0%
Depreciation, amortization and depletion	278,634	219,144	59,490	27.1%
Coal mining	24,752	41,525	(16,773)	(40.4)%
Goodwill impairment	—	68,223	(68,223)	100.0%
Other	7,421	10,420	(2,999)	(28.8)%
Total operating expenses	$1,430,915	$1,449,689	$(18,774)	(1.3)%
•Fuel expense decreased primarily due to 499,427 MWh, or 32.0 percent, lower generation from gas-fired generating facilities and 206,929 MWh, or 3.6 percent, lower generation from coal-fired generating facilities.
•General and administrative expense increased primarily due to lower recoveries of general and administrative costs from joint project activities, additional general plant maintenance expenses and an overall increase in expenses related to general and administrative labor and benefits.
•Depreciation, amortization and depletion expense increased primarily due to accelerated depreciation and amortization from the transition from mining to reclamation at Colowyo Mine as of October 2025. Additionally, depreciation, amortization and depletion was higher in 2025 due to a full year of depreciation rates that went into effect August 1, 2024 after FERC's acceptance of Tri-State's A-41 wholesale rate schedule.
•Goodwill impairment in 2024 was due to the write-off of acquisition costs/goodwill at the J.M. Shafer Generating Station and Colowyo Coal.
Year ended December 31, 2024 compared to year ended December 31, 2023
For discussion of Tri-State's results of operations comparing the year ended December 31, 2024 to the year ended December 31, 2023, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Tri-State's 2024 Annual Report on Form 10-K, filed with the SEC on March 19, 2025.
Financial Condition as of December 31, 2025 compared to December 31, 2024
Assets
Construction work in progress decreased $224.6 million, or 60.9 percent, to $143.9 million as of December 31, 2025 compared to $368.5 million as of December 31, 2024. The decrease was primarily due to placing the Axial Basin Solar and the Dolores Canyon Solar facilities into service during 2025. These decreases were partially offset by capital expenditures for various transmission and generation projects.
Regulatory assets increased $52.6 million, or 6.4 percent, to $869.1 million as of December 31, 2025 compared to $816.5 million as of December 31, 2024. The increase was due to recording a regulatory asset of $79.9 million for Colowyo Mine asset retirement obligation adjustments related to the transition from mining to full reclamation partially offset by amortization of regulatory assets of $30.1 million.
Equity and Liabilities
Long-term debt increased $235.9 million, or 8.3 percent, to $3.093 billion as of December 31, 2025 compared to $2.857 billion as of December 31, 2024 and current maturities of long-term debt decreased $8.6 million, or 9.7 percent, to $80.1 million as of December 31, 2025 compared to $88.7 million as of December 31, 2024. The total increase of $227.3 million was primarily due to draws of $187 million on Tri-State's Renewable Revolving Credit Agreement and $160 million on Tri-State's 2022 Revolving Credit Agreement, primarily to fund capital expenditures. These increases in long-term debt were partially offset by debt service payments of $120.2 million, including $96.2 million for CoBank and CFC debt and $24 million for the First Mortgage Obligations, Series 2017A.

Member advances increased $5.3 million, or 102.5 percent, to $10.4 million as of December 31, 2025 compared to $5.1 million as of December 31, 2024. Member advances represents the principle amount of funds received from Utility Members for prepayment of their monthly power bills. The balance varies depending on the amount Utility Members elect to apply to their power bill each month and or to roll to a future month. Utility Member prepaid balances earn a stated rate of interest.
Regulatory liabilities decreased $138.6 million, or 27.9 percent, to $358.4 million as of December 31, 2025 compared to $497.0 million as of December 31, 2024. The decrease was primarily due to the recognition of deferred membership withdrawal income of $214.1 million and amortization of former Utility Member's transmission credits of $10.1 million during 2025 partially offset by MPEI's $86.0 million contract termination payment.
Asset retirement obligations increased $64.9 million to $336.8 million as of December 31, 2025 compared to $271.9 million as of December 31, 2024. The increase was primarily due to the timing of reclamation activities related to Colowyo Mine's transition from mining to full reclamation in October 2025 and revised reclamation cost estimates at New Horizon Mine and Colowyo Mine in 2025.
Liquidity and Capital Resources
Tri-State finances its operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of December 31, 2025, Tri-State had $177.6 million in cash and cash equivalents. Tri-State's committed credit arrangement as of December 31, 2025 is as follows (dollars in thousands):

	Authorized Amount		Available December 31, 2025
2022 Revolving Credit Agreement	$520,000	(1)	$356,605
(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
Tri-State has a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement includes a swingline sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline sublimit, $72 million of the letter of credit sublimit, and $357 million of the commercial paper back-up sublimit remained available as of December 31, 2025. As of December 31, 2025, Tri-State had $357 million of availability under the 2022 Revolving Credit Agreement.
The 2022 Revolving Credit Agreement is secured under Tri-State's Master Indenture and has a maturity date of April 25, 2027, unless extended as provided therein. Tri-State expects to amend, extend, and potentially increase the size of the 2022 Revolving Credit Agreement in the second quarter of 2026 for a period between three to five years. Funds advanced under the 2022 Revolving Credit Agreement bear interest either at adjusted Term SOFR rates or alternative base rates, at Tri-State's option. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.25 percent as of December 31, 2025) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.25 percent as of December 31, 2025) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent and plus a margin (1.25 percent as of December 31, 2025) based on Tri-State's credit ratings.
Under Tri-State's commercial paper program, Tri-State's Board authorized the issuance of commercial paper in amounts that do not exceed the commercial paper back-up sublimit under the 2022 Revolving Credit Agreement, which was $500 million as of December 31, 2025, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of December 31, 2025, Tri-State had no commercial paper outstanding and $357 million available on the commercial paper back-up sublimit.
On April 7, 2025, Tri-State used a portion of MPEI's contract termination payment proceeds to repay the $40 million balance on the 2020 variable interest rate term loan with CFC.
On June 18, 2025, Tri-State entered into the secured Renewable Revolving Credit Agreement in the amount of $250 million. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement, and bear interest at adjusted Term SOFR rates or alternative base rates, at Tri-State's option. As of December 31, 2025, Tri-State had borrowed $187 million in adjusted Term SOFR rate loans and $63 million of availability remained. Tri-State is required to use any investment tax credits received for the green investments to pay down amounts outstanding on this facility.

The Renewable Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of June 18, 2030. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.200 percent as of December 31, 2025) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of December 31, 2025) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2022 Revolving Credit Agreement and Renewable Revolving Credit Agreement contain customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in the Master Indenture. A violation of these covenants would result in the inability to borrow under the facilities.
In September 2023, Tri-State submitted a Letter of Interest to apply for a funding award of low-cost loans and grants through the New ERA Program, a $9.7 billion USDA program funded by the IRA. Tri-State's portfolio proposed in its Letter of Interest was the result of resource and financial modeling performed in connection with Tri-State's preferred IRA scenario as part of Phase I of its 2023 ERP. Tri-State has signed award commitment letters from USDA related to low-cost loans and grants through the New ERA Program. There is no guarantee as to the scope, amounts of funds, and the timing of such disbursements, if any.
Tri-State has previously purchased outstanding debt through cash purchases in open market purchases. In the future, Tri-State may from time to time purchase additional outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise and may continue to seek to retire or purchase outstanding debt. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Tri-State is mindful of its debt and maturities, and continually evaluates options to ensure that the balance sheet and capital structure are aligned with the business and the long-term health of the cooperative.
Tri-State's material cash requirements include the following contractual and other obligations.
Debt. As of December 31, 2025, Tri-State had $3.2 billion in outstanding obligations, including approximately $3.0 billion of debt outstanding under the Master Indenture, with $80 million payable in 2026. Tri-State has total future interest payments of $1.7 billion, with $138.2 million payable in 2026.
Construction Obligations. As of December 31, 2025, Tri-State had $131.7 million in contractual obligations to complete certain construction projects associated with the generating facilities and transmission system, with $69.2 million payable in 2026.
Coal Purchase Obligations. As of December 31, 2025, Tri-State had $150.8 million in contractual obligations to purchase coal for the generating facilities under long‑term contracts that expire between 2027 and 2041, including $17.5 million payable in 2026. These contracts require Tri-State to purchase a minimum quantity of coal at prices that are subject to escalation clauses that reflect cost increases incurred by the suppliers and market conditions. This does not include any coal purchase obligations with Tri-State's subsidiaries.
Energy Storage Agreements: As of December 31, 2025, Tri-State had $1.6 billion in contractual obligations related to agreements for 500 MWs of stand-alone electric storage capacity with commercial operation dates starting from 2027 to 2030 and terminating by 2052. These agreements include a fixed capacity price for the right to use the storage capacity of the facilities.
Tri-State believes it has sufficient liquidity to fund operations and capital financing needs from projected cash on hand, the commercial paper program, the 2022 Revolving Credit Agreement, and expected contract termination payments from withdrawing Utility Members. See "— Member Withdrawals and Relationship with Members."
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.
Year ended December 31, 2025 compared to year ended December 31, 2024
Operating activities. Net cash provided by operating activities was $88.2 million in 2025 compared to $841.9 million in 2024, a decrease of $753.7 million. The decrease in net cash provided by operating activities was primarily due to the timing of cash collected from Member accounts receivable and payment of trade payable and accrued expenses. Additionally net cash provided by operating activities during 2025 was impacted by MPEI's contract termination payment of $86.0 million. Tri-State used a portion of MPEI's contract termination payment proceeds to pay down debt. Cash provided by operating activities was higher in 2024 compared to 2025 primarily due to United Power's contract termination payment of $709.4 million. Tri-State used a portion of United Power's contract termination payment to pay down debt and short-term borrowings.
Investing activities. Net cash used in investing activities was $349.3 million in 2025 compared to $246.0 million in 2024, an increase in net cash used in investing activities of $103.3 million. The increase in net cash used in investing activities was primarily due to by construction costs for the Axial Basin Solar and Dolores Canyon Solar facilities and capital expenditures for various transmission and generation projects. Additionally, on February 1, 2025, Tri-State sold to MPEI certain assets for $5.9 million that were primarily used to serve MPEI's load.
Financing activities. Net cash provided by financing activities was $208.4 million in 2025 compared to cash used in financing activities of $472.3 million in 2024, an increase in net cash provided by financing activities of $680.7 million. The increase in net cash provided by financing activities was primarily due higher proceeds from issue of debt, lower debt service payments and patronage capital retirements in 2025 compared to 2024. The issuance of long-term debt during 2025 was for draws of $187 million on the Renewable Revolving Credit Agreement and $160 million on the 2022 Revolving Credit Agreement. Debt service payments were higher in 2024 compared to 2025 due to using some of United Power's contract termination payment to pay off the 2023 multiple advance rate term loan and also paying down short-term borrowings. Additionally, financing activities was impacted in 2024 by a patronage capital retirement of $82.2 million resulting from United Power's withdrawal, with the amount of the discounted patronage capital credit applied to United Power's contract termination payment.
Year ended December 31, 2024 compared to year ended December 31, 2023
For discussion of Tri-State's cash flow comparing 2024 to 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow” in Item 7 of Tri-State's 2024 Annual Report on Form 10-K, filed with the SEC on March 19, 2025.
Capital Expenditures
Tri-State forecasts capital expenditures annually as part of its long‑term planning, and its annual capital budget is approved by Tri-State's Board and long-term capital plan is reviewed by the Board. Tri-State regularly reviews these projections to update calculations to reflect changes in its future plans, facility closures, facility costs, market factors and other items affecting its forecasts. In the years 2026 through 2028, Tri-State's Board-reviewed capital plan forecasts that Tri-State may invest approximately $1.31 billion in new facilities and upgrades to existing facilities as described below (dollars in thousands):

	2026	2027	2028	Total
Generation	$233,761	$261,477	$118,438	$613,676
Transmission	188,498	197,141	139,731	525,370
General Plant	61,098	62,504	51,661	175,263
Total Capital Expenditures	$483,357	$521,122	$309,830	$1,314,309
Tri-State's Board-reviewed capital plan for 2026 to 2028 includes approximately $543 million, including $172 million in 2026, for a new natural gas generating facility for which significant activities have not commenced. Other capital projects include several transmission facilities to improve reliability and load-serving capability throughout the Utility Members' service territories and investments in other generation facilities.
Tri-State's actual capital expenditures depend on a variety of factors, including assumptions related to the 2023 ERP, Utility Member load growth, Utility Member withdrawals, BYOR Program, availability of necessary permits, regulatory changes, environmental requirements, inflation, tariffs, construction delays and costs, receipt of federal funding, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from Tri-State's capital budget forecasts.
Rating Triggers
Tri-State's current senior secured ratings are “Baa2 (stable outlook)” by Moody’s, “BBB (stable outlook)” by S&P, and “BBB+ (stable outlook)” by Fitch. Tri-State's current short-term ratings are “A-2” by S&P and “F1” by Fitch.
Tri-State's 2022 Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread, commitment fee and letter of credit fees due under the facility. Tri-State's Renewable Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread and commitment fee. Certain of Tri-State's other loan agreements also include a pricing grid related to the Term SOFR spread. A downgrade of Tri-State's senior secured ratings could result in an increase in each of these pricing components. Tri-State does not believe that any such increase would have a material adverse effect on the financial condition or future results of operations. However, a downgrade of Tri-State's senior secured ratings could impact the costs associated with incurring additional debt and could make accessing the debt markets on favorable terms more difficult.
Tri-State currently has contracts and other obligations that require adequate assurance of performance. These include organized markets contracts, power contracts, natural gas supply contracts and financial risk management contracts. Some of the contracts are directly tied to Tri-State maintaining investment grade credit ratings by S&P and Moody’s. Tri-State may enter into additional contracts which may contain adequate assurance requirements. If Tri-State is required to provide adequate assurances, it may impact Tri-State's liquidity, and the amount of adequate assurance required will be dependent on Tri-State's credit ratings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fair Value of Debt
The fair values of Tri-State's debt were estimated using discounted cash flow analyses based on Tri-State's current incremental borrowing rates for similar types of borrowing arrangements. These valuation assumptions utilize observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). The carrying amounts and fair values of Tri-State's debt as of December 31, 2025 and 2024 are as follows:

	December 31, 2025		December 31, 2024
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,188,697	$3,068,509	$2,961,992	$2,726,184
Commodity Price Risk
As a wholesale provider of energy to its Utility Members, Tri-State could have exposure to the market price of energy to meet its obligations. Tri-State engages in various hedging activities for both natural gas and electricity to mitigate its exposure to market price volatility.
Tri-State has an established energy risk management program to manage the commodity price risks associated with natural gas, coal, and electric purchases and electric sales and their potential impact on its Utility Member rates. As a result, Tri-State's primary risk with respect to energy market price fluctuations in the near‑term results from any prolonged and unanticipated outages from its various generating facilities.
As of December 31, 2025, after taking into account Tri-State's tolling arrangements currently in effect, Tri-State has available for its use approximately 268 MWs of simple-cycle turbine capacity that is capable of operating on either natural gas or distillate fuel oil. As of December 31, 2025, Tri-State also has available for its use approximately 114 MWs of distillate fuel oil‑only simple-cycle turbine capacity, and 272 MWs of its natural gas‑only combined-cycle capacity, which affords substantial flexibility in meeting Tri-State's obligations to serve its Utility Members. In 2025, these resources provided approximately 6.2 percent of Tri-State's energy available for sale. Tri-State expects the use of its natural gas-fired generating facilities to increase with the addition of new renewable resources and the closure of Tri-State's coal-fired generating facilities.
Risk Management
Tri-State has established a risk management program that addresses both enterprise and energy commodity risks. This program oversees all the risk functions and addresses commodity price volatility, counterparty exposure, credit risk, trading controls and hedging strategies. A corporate risk committee, consisting of senior executives and support staff, meets regularly to assess market behavior, hedging activities and other corporate risks. Tri-State's Board is given briefings on risk management activities. Additionally, pursuant to Board policy, the Finance and Audit Committee and the Chief Executive Officer annually determine whether an external independent assessment of Tri-State's risk management program shall be performed. Tri-State had an independent assessment performed in 2023 of its risk management program and has implemented various recommendations from the 2023 independent assessment and continues evaluating and implementing other recommendations.
Interest Rate Risk
Tri-State has an established risk management program to address interest rate risk. This program is designed to balance achieving the lowest costs associated with current and future debt issuances while also mitigating the impact of floating interest rates.
As of December 31, 2025, Tri-State was exposed to the risk of changes in interest rates related to its $877.8 million of variable rate debt, comprised of $160 million outstanding under the 2022 Revolving Credit Agreement, $187 million outstanding under the Renewable Revolving Credit Agreement, $102.2 million of variable rate CFC notes, $228.6 million of variable rate CoBank notes, and a $200 million variable rate Wells Fargo note. As of December 31, 2025, the weighted average interest rate on this variable rate debt was 5.13 percent.
Tri-State's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As of December 31, 2025, Tri-State had 27.53 percent of its total debt in variable rate loans. An increase in interest rates of 100 basis points would increase Tri-State's annual debt service by approximately $8.8 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and Board of Directors of Tri-State Generation & Transmission Association, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Tri-State Generation & Transmission Association, Inc. and subsidiaries (the “Association”) as of December 31, 2025 and 2024, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Cash flows for each of the two years in the period ended December 31, 2025, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Association as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We identified AROs as a critical audit matter because of the significant estimates and assumptions made by management related to the reclamation activities, costs and related timing of the AROs. Auditing these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort including for certain assumptions, the need to involve our environmental and fair value specialists.

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
•We obtained and evaluated third party contracts for terms related to the amount and timing of reclamation services to be performed.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory decision on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) the treatment of member contract termination payments and transmission credits at recognition and in future periods, and (3) a refund to customers. Given that management’s judgments are based on assumptions about the outcome of future regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.
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
March 6, 2026
We have served as the Association's auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Members and the Board of Directors of Tri‑State Generation and Transmission Association, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, equity and cash flows of Tri-State Generation and Transmission Association, Inc. (the “Association”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Association’s management. Our responsibility is to express an opinion on the Association’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Association in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Association is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Association's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Association’s auditor from 1977 to 2023.

Denver, Colorado
March 15, 2024

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position
(dollars in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Property, plant and equipment
Electric plant
In service	$6,075,291	$5,701,182
Construction work in progress	143,940	368,473
Total electric plant	6,219,231	6,069,655
Less allowances for depreciation and amortization	(2,913,707)	(2,838,877)
Net electric plant	3,305,524	3,230,778
Other plant	853,410	958,993
Less allowances for depreciation, amortization and depletion	(760,477)	(770,270)
Net other plant	92,933	188,723
Total property, plant and equipment	3,398,457	3,419,501
Other assets and investments
Investments in other associations	194,825	192,680
Investments in and advances to coal mines	1,533	1,711
Restricted cash and investments	2,137	3,436
Intangible assets	157,915	39,556
Other noncurrent assets	14,674	18,407
Total other assets and investments	371,084	255,790
Current assets
Cash and cash equivalents	177,557	229,357
Restricted cash and investments	1,111	744
Deposits and advances	32,620	38,180
Accounts receivable—Utility Members	83,743	85,450
Other accounts receivable	32,892	28,727
Coal inventory	124,170	95,511
Materials and supplies	109,146	110,775
Total current assets	561,239	588,744
Deferred charges
Regulatory assets	853,834	816,541
Other	58,546	51,735
Total deferred charges	912,380	868,276
Total assets	$5,243,160	$5,132,311
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$917,276	$912,922
Accumulated other comprehensive loss	1,545	965
Noncontrolling interest	130,132	130,498
Total equity	1,048,953	1,044,385
Long-term debt	3,093,216	2,857,346
Total capitalization	4,142,169	3,901,731
Current liabilities
Utility Member advances	10,383	5,128
Accounts payable	129,552	158,176
Short-term borrowings	100	100
Accrued expenses	28,717	42,705
Current asset retirement obligations	136,501	28,451
Accrued interest	22,632	21,454
Accrued property taxes	33,505	31,363
Current maturities of long-term debt	80,052	88,658
Total current liabilities	441,442	376,035
Deferred credits and other liabilities
Regulatory liabilities	358,446	497,028
Deferred income tax liability	(254)	12,217
Asset retirement and environmental remediation obligations	200,267	243,440
Other	91,880	93,058
Total deferred credits and other liabilities	650,339	845,743
Accumulated postretirement benefit and postemployment obligations	9,210	8,802
Total equity and liabilities	$5,243,160	$5,132,311
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations
(dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Operating revenues
Member electric sales	$1,054,007	$1,105,701	$1,208,352
Non-member electric sales	195,160	196,561	145,228
Rate stabilization	214,121	211,232	47,127
Provision for rate refunds	2,719	(6,556)	94
Other	135,558	105,452	66,615
	1,601,565	1,612,390	1,467,416

Operating expenses
Purchased power	445,756	408,796	404,876
Fuel	173,471	233,347	258,894
Production	161,075	171,879	191,095
Transmission	177,738	180,616	187,874
General and administrative	162,068	115,739	88,621
Depreciation, amortization and depletion	278,634	219,144	171,460
Coal mining	24,752	41,525	44,548
Goodwill impairment	—	68,223	—
Other	7,421	10,420	(31,341)
	1,430,915	1,449,689	1,316,027

Operating margins	170,650	162,701	151,389

Other income
Interest	9,587	14,656	8,614
Capital credits from cooperatives	12,409	14,681	19,369
Other	1,143	5,795	11,447
	23,139	35,132	39,430

Interest expense
Interest	191,971	178,387	175,557
Interest charged during construction	(18,670)	(12,917)	(4,800)
	173,301	165,470	170,757

Income tax expense	196	5,320	4

Net margins including noncontrolling interest	20,292	27,043	20,058
Net margin attributable to noncontrolling interest	(193)	(6,502)	(9,971)
Net margins attributable to the Association	$20,099	$20,541	$10,087
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Net margins including noncontrolling interest	$20,292	$27,043	$20,058
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	175	155	127
Unrecognized actuarial gain on postretirement benefit obligation	(43)	128	757
Amortization of actuarial gain on postretirement benefit obligation included in net margin	(106)	(146)	(84)
Amortization of prior service credit on postretirement benefit obligation included in net margin	—	(786)	(1,637)
Unrecognized actuarial gain (loss) on executive benefit restoration obligation	555	2,950	(909)
Unrecognized prior service cost on executive benefit restoration obligation	—	(1,027)	—
Amortization of actuarial (gain) loss on executive benefit restoration obligation included in net margin	(319)	169	219
Curtailment and settlement	—	21	—
Amortization of prior service cost on executive benefit restoration obligation included in net margin	318	340	1,156
Other comprehensive income (loss)	580	1,804	(371)

Comprehensive income including noncontrolling interest	20,872	28,847	19,687
Net comprehensive income attributable to noncontrolling interest	(193)	(6,502)	(9,971)

Comprehensive income attributable to the Association	$20,679	$22,345	$9,716
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity
(dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Patronage capital equity at beginning of period	$912,922	$984,581	$984,865

Net margins attributable to the Association	20,099	20,541	10,087
Retirement of patronage capital	(15,745)	(92,200)	(10,371)
Patronage capital equity at end of period	917,276	912,922	984,581

Accumulated other comprehensive loss at beginning of period	965	(839)	(468)
Unrealized gain on securities available for sale	175	155	127
Reclassification adjustment for actuarial gain on postretirement benefit obligation included in net margin	(106)	(146)	(84)
Reclassification adjustment for prior service credit on postretirement benefit obligation included in net margin	—	(786)	(1,637)
Reclassification adjustment for actuarial (gain) loss on executive benefit restoration obligation included in net margin	(319)	169	219
Curtailment and settlement	—	21	—
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	318	340	1,156
Unrecognized actuarial gain (loss) on postretirement benefit obligation	(43)	128	757
Unrecognized actuarial gain (loss) on executive benefit restoration obligation	555	2,950	(909)
Unrecognized prior service cost on executive benefit restoration obligation	—	(1,027)	—
Accumulated other comprehensive loss at end of period	1,545	965	(839)

Noncontrolling interest at beginning of period	130,498	134,269	126,180

Net comprehensive income attributable to noncontrolling interest	193	6,502	9,971
Equity distribution to noncontrolling interest	(559)	(10,273)	(1,882)
Noncontrolling interest at end of period	130,132	130,498	134,269
Total equity at end of period	$1,048,953	$1,044,385	$1,118,011
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (dollars in thousands)

	For the years ended December 31,
	2025	2024	2023
Operating activities
Net margins including noncontrolling interest	$20,292	$27,043	$20,058
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	278,634	219,144	171,460
Amortization of intangible asset	14,278	10,090	—
Amortization of NRECA Retirement Security Plan prepayment	5,372	5,373	5,372
Amortization of debt issuance costs	2,206	2,515	2,423
Accretion of asset retirement obligations	6,253	8,809	5,054
Goodwill impairment	—	68,223	—
Impairment loss and other closure costs	—	—	261,600
Deferred impairment loss and other closure costs	—	—	(261,600)
Deposits associated with generator interconnection requests	(79)	5,444	9,880
Rate stabilization	(214,121)	(211,232)	(47,127)
Capital credit allocations from coops and income from coal mines over refund distributions	(2,626)	(5,089)	(9,911)
Amortization of transmission credits	(10,105)	(2,988)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,458)	10,340	18,019
Coal inventory	(28,659)	(40,532)	(20,256)
Materials and supplies	1,630	(3,882)	(13,380)
Accounts payable and accrued expenses	(46,588)	28,502	2,333
Accrued interest	1,177	(3,095)	(1,882)
Accrued property taxes	2,142	(623)	(4,492)
Change in environmental remediation obligation	5,231	38,337	(44,869)
Deferred membership withdrawal	86,033	709,395	—
Other	(30,385)	(23,891)	31,719
Net cash provided by operating activities	88,227	841,883	124,401
Investing activities
Purchases of plant	(352,204)	(329,351)	(179,398)
Sale of electric plant	5,917	76,843	—
Sale of non-utility assets	—	11,238	—
Changes in deferred charges	(3,708)	(4,752)	4,339
Proceeds from other investments	659	—	—
Net cash used in investing activities	(349,336)	(246,022)	(175,059)
Financing activities
Changes in Member advances	3,427	(9,205)	(2,969)
Payments of long-term debt	(120,194)	(375,442)	(394,447)
Proceeds from issuance of long-term debt	347,000	200,000	550,000
Debt issuance costs	(1,107)	(483)	(664)
Change in short-term borrowings, net	(100)	(184,305)	(89,297)
Retirement of patronage capital	(19,234)	(91,854)	(10,044)
Equity distribution to noncontrolling interest	(559)	(10,273)	(1,882)
Other	(856)	(780)	(703)
Net cash provided by (used in) financing activities	208,377	(472,342)	49,994
Net increase (decrease) in cash, cash equivalents and restricted cash and investments	(52,732)	123,519	(664)
Cash, cash equivalents and restricted cash and investments – beginning	233,537	110,018	110,682
Cash, cash equivalents and restricted cash and investments – ending	$180,805	$233,537	$110,018
Supplemental cash flow information:
Cash paid for interest	$152,319	$164,498	$173,147
Cash paid for income taxes	$5,517	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(9,533)	$8,788	$1,005
Lease asset additions	$2,668	$4,503	$469
Investment tax credit	$130,452	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – ORGANIZATION
Tri‑State Generation and Transmission Association, Inc. (“Tri-State”) is a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. Tri-State was incorporated under the laws of the State of Colorado in 1952. Tri-State has 40 electric distribution member systems ("Utility Members") who are Class A - utility full requirements members to which it provides power pursuant to long-term wholesale electric service contracts. Tri-State has three non-utility members ("Non-Utility Members"). Tri-State's Class A Utility Members and Non-Utility Members are collectively referred to as its "Members."
On May 1, 2024, United Power, Inc. ("United Power") withdrew from membership in Tri-State, and pursuant to Rate Schedule 281 (contract termination payment methodology) on file with FERC terminated its wholesale electric service contract with an $709.4 million contract termination payment. On February 1, 2025, Mountain Park Electric, Inc. (“MPEI") withdrew from membership in Tri-State, and pursuant to Rate Schedule 281 terminated its wholesale electric service contract with an $86.0 million contract termination payment.
Tri-State sells a portion of its power to other utilities pursuant to long-term contracts and short-term sale arrangements. In 2025, 2024 and 2023, total megawatt‑hours sold were 16.6, 17.8 and 18.2 million, respectively, of which 82.0, 84.1 and 90.7 percent, respectively, were sold to Utility Members. Total revenue from electric sales was $1.2 billion for 2025, $1.3 billion for 2024 and $1.4 billion for 2023 of which 84.3, 84.9, and 86.2 percent, respectively, was from Utility Member sales. Energy resources were provided by Tri-State's generation and purchased power, of which 38.5, 39.6 and 48.2 percent in 2025, 2024 and 2023, respectively, were from Tri-State's generation.
Tri-State provides wholesale power to its Utility Members at rates determined by Tri-State's Board of Directors (“Board”), subject to Federal Energy Regulatory Commission (“FERC”) approval or acceptance. Rates are designed to recover all costs and provide margins to increase Utility Members’ equity and to meet certain financial covenants, including a debt service ratio (“DSR”) requirement and equity to capitalization ratio (“ECR”) requirement. In July 2024, FERC accepted Tri-State's Class A wholesale rate schedule (A-41) for power sales to its Utility Members to be effective August 1, 2024, subject to refund. FERC further set Tri-State's rate filing for settlement and hearing procedures. Tri-State filed an uncontested Settlement Agreement for the A-41 rate in October 2025. The settlement resolved all open issues, allocates up to $11.5 million of deferred revenue to certain Utility Members to offset adjustments to the settled rate components through December 31, 2029, requires a come-back filing to be made requesting a January 1, 2030 effective date and includes two studies: one of state regulatory costs and one for direct assignment of non-Open Access Transmission Tariff transmission and distribution facilities. FERC approved the Settlement Agreement in December 2025.
Tri-State supplies wholesale power to its Utility Members through the utilization of a portfolio of resources, including generation and transmission facilities, long‑term purchase contracts and short‑term energy purchases. Tri-State's generating facilities also include undivided ownership interests in jointly owned generating facilities. See Note 3—Property, Plant and Equipment. In support of Tri-State's coal-fired generating facilities, it has direct ownership in coal mines that are in the process of or have been reclaimed.
As of December 31, 2025, Tri-State, including its subsidiaries, employed 1,060 people, of which 165 were subject to collective bargaining agreements. None of these agreements expire within one year.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION:  Tri-State's consolidated financial statements include the accounts of the Tri-State, its wholly owned and majority owned subsidiaries, and certain variable interest entities for which Tri-State or its subsidiaries are the primary beneficiaries. See Note 13 - Variable Interest Entities. Tri-State's consolidated financial statements also include its undivided interests in jointly owned facilities.
All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as applied to regulated enterprises.
JOINTLY OWNED FACILITIES:  Tri-State owns undivided interests in two jointly owned generating facilities that are operated by the operating agent of each facility under joint facility ownership agreements with other utilities as tenants in common. These projects include the Yampa Project (operated by Tri-State) and the Missouri Basin Power Project (“MBPP”) (operated by Basin Electric Power Cooperative (“Basin”)). Each participant in these agreements receives a portion of the total output of the generating facilities, which approximates its percentage ownership. Each participant provides its own financing for its share of each facility and accounts for its share of the cost of each facility. The operating agent for each of these projects allocates the fuel and operating expenses to each participant based upon its share of the use of the facility. Therefore, Tri-State's share of the plant asset cost, interest, depreciation and operating expenses is included in its consolidated financial statements. See Note 3 - Property, Plant and Equipment.
SEGMENT REPORTING:  Tri-State was organized for the purpose of supplying wholesale power to its Utility Members and do so through the utilization of a portfolio of resources, including generation and transmission facilities, long‑term purchase contracts and short‑term energy purchases. In support of Tri-State's coal-fired generating resources, it has direct ownership in coal mines that are in the process of or have been reclaimed. Tri-State's Chief Executive Officer serves as its chief operating decision maker ("CODM") who manages and reviews Tri-State's operating results and allocates resources as one operating segment. Therefore, Tri-State has one reportable segment for financial reporting purposes. Tri-State's significant segment expenses are regularly provided to its CODM and include purchased power, fuel, production, transmission, general and administrative, depreciation, amortization and depletion, coal mining, goodwill impairment, and interest expense, net of interest charged during construction. Tri-State's insignificant segment expenses include other operating expenses and income tax expense. As Tri-State has only one operating segment, these values agree to those disclosed in Tri-State's Consolidated Statements of Operations.
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
IMPAIRMENT EVALUATION:  Long-lived assets (property, plant and equipment, intangible assets, investments and preliminary surveys and investigation costs) that are held and used are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques. In 2025, there were no recognized impairment losses. In 2024, Tri-State recognized an impairment loss of $68.2 million associated with the write off of the J.M. Shafer Generating Station and Colowyo Coal acquisition costs/goodwill. In 2023, an impairment loss of $261.6 million was recognized associated with the planned early retirement of Craig Generating Station Units 2 and 3. Tri-State's 2023 impairment loss was deferred in accordance with the accounting requirements related to regulated operations. See Note 2 - Accounting for Rate Regulation.
VARIABLE INTEREST ENTITIES:  Tri-State evaluates its arrangements and relationships with other entities, including Tri-State's investments in other associations in accordance with the accounting standard related to consolidation of variable interest entities. This guidance requires Tri-State to identify variable interests (contractual, ownership or other financial interests) in other entities and whether any of those entities in which it has a variable interest meet the criteria of a variable interest entity. An entity is considered to be a variable interest entity when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. In making this assessment, Tri-State considers the potential that its arrangements and relationships with other entities provide subordinated financial support, the potential for Tri-State to absorb losses or rights to residual returns of an entity, the ability to directly or indirectly make decisions about the entity’s activities and other factors. If an entity that Tri-State has a variable interest in meets the criteria of a variable interest entity, it must determine whether Tri-State is the primary beneficiary of that entity. The primary beneficiary is the entity that has the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance, and the obligation to absorb losses or the right to receive benefits from the variable interest entity that could be potentially significant to the variable interest entity. If Tri-State is determined to be the primary beneficiary of (has controlling financial interest in) a variable interest entity, then it would be required to consolidate that entity. In certain situations, it may be determined that power is shared among multiple unrelated parties such that no one party has the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance (decisions about those activities require the consent of each of the parties sharing power). In accordance with the accounting guidance prescribed by consolidation of variable interest entities, if the determination is made that power is shared among multiple unrelated parties, then no party is the primary beneficiary. See Note 13 - Variable Interest Entities.

ACCOUNTING FOR RATE REGULATION:  In accordance with the accounting requirements related to regulated operations, some revenues and expenses have been deferred at the discretion of Tri-State's Board, subject to FERC approval, if based on regulatory orders or other available evidence, it is probable that these amounts will be refunded or recovered through future rates. Regulatory assets are incurred costs Tri-State expects to recover from its Utility Members based on rates approved by the applicable authority. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to the Utility Members through rates approved by the applicable authority. Amounts no longer expected to be refunded to the Utility Members are recognized in margins. Tri-State recognizes regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expense concurrent with their recovery through rates. Tri-State doesn't earn a rate of return on regulatory items.
Regulatory assets and liabilities are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Regulatory assets
Deferred income tax expense (1)	$(254)	$12,217
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	69,970	72,260
Deferred debt prepayment transaction costs (3)	89,160	97,789
Deferred Holcomb expansion impairment loss (4)	65,446	70,121
New Horizon Mine environmental obligation (5)	42,326	44,121
Colowyo asset retirement obligation (6)	79,860	—
Unrecovered plant (7)	507,250	520,033
Other	76	—
Total regulatory assets	853,834	816,541

Regulatory liabilities
Interest rate swap - realized gain (8) and other	924	1,390
Membership withdrawal (9)	30,236	319,368
Withdrawal related transmission credit (10)	315,786	176,270
Formula rate settlement (11)	11,500	—
Total regulatory liabilities	358,446	497,028
Net regulatory asset	$495,388	$319,513
___________________________________________
(1)A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues.
(2)Represents deferral of the loss on acquisition related to the Springerville Generating Station Unit 3 (“Springerville Unit 3”) prepaid lease expense upon acquiring a controlling interest in the Springerville Unit 3 Partnership LP (“Springerville Partnership”) in 2009. The regulatory asset for the deferred prepaid lease expense is being amortized to depreciation, amortization and depletion expense in the amount of $2.3 million annually through the 47-year period ending in 2056.
(3)Represents transaction costs incurred related to prepayment of long-term debt in 2014. These costs are being amortized to depreciation, amortization and depletion expense in the amount of $8.6 million annually over the 21.4-year period ending in 2036.
(4)Represents deferral of the impairment loss related to development costs for the expansion of the Holcomb Generating Station. The regulatory asset for the deferred impairment loss is being amortized to other operating expenses in the amount of $4.7 million annually over the 20-year period ending in 2039.
(5)Represents $44.9 million of New Horizon Mine environmental obligation expense that was recognized as a regulatory item in 2023. The regulatory asset for the deferred environmental obligation expense is being amortized to expense in the amount of $1.8 million annually over 25 years ending in 2049.
(6)Represents deferral of the expenses from the Colowyo Mine asset retirement obligation adjustments related to the transition from mining to full reclamation as of October 2025. Pending approval from FERC, which has been requested, this regulatory asset will be amortized to depreciation, amortization and depletion expense in the amount of $4.2 million annually over 19 years, its original expected useful life, ending in 2044.
(7)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante, Rifle and Craig Generating Station Units 2 and 3. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in 2045, which was the depreciable life of Escalante Generating Station. The deferred impairment loss for Rifle Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station. Tri-State recognized the early retirement of Craig Station Units 2 and 3 which resulted in the recognition of an impairment loss of $261.6 million. The impairment loss was deferred in accordance with accounting for rate regulation. The deferred impairment loss will be amortized to depreciation, amortization and depletion expense beginning in October 2028 through 2039 for Craig Generating Station Unit 2 and January 2030 through 2043 for Craig Generating Station Unit 3. The annual amortization is expected to approximate the former annual Craig Generating Station Units 2 and 3 depreciation for the remaining life of the asset.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12-year term of the First Mortgage Obligations, Series 2017A and refunded to the Utility Members through reduced rates when recognized in future periods.
(9)Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in Tri-State. The deferred membership withdrawal income will be refunded to the Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year first. During 2025, $214.1 million was recognized in operating revenues as part of Tri-State's rate stabilization measures. See Note 10 - Revenue.
(10)Represents the remaining amount of transmission credits from former Utility Members. A portion of a withdrawing member's contract termination payment is allocated to transmission debt that is deferred as required by FERC order on Rate Schedule 281. The transmission credit, plus interest at FERC's prescribed interest rate, is credited on a straight-line amortized basis against the former Utility Member's bill for ongoing transmission service related to Tri-State. If the former Utility Member's transmission bill for a given month is lower than the credit due, the difference is forfeited by the former Utility Member and is recognized in other operating revenues on Tri-State's consolidated statement of operations. Certain elements of the contract termination payment related to the membership withdrawal income and transmission credit remain subject to ongoing proceedings. See Note 14 - Commitments and Contingencies - Legal - CTP Proceeding.
(11)Represents the settlement amount Tri-State has agreed to in the Settlement Agreement, which was accepted by FERC in December 2025, related to Tri-State's Class A wholesale rate schedule (A-41) and the unbundling of certain ancillary services with the Utility Members.
ELECTRIC PLANT AND DEPRECIATION:  Electric plant is stated at cost. The cost of internally constructed assets includes payroll, overhead costs and interest charged during construction. Interest rates charged during construction were 5.83 percent for 2025, 5.81 percent for 2024 and 5.16 percent for 2023. Tri-State uses the FERC prescribed "Allowance For Funds Used During Construction" ("AFUDC") rate. AFUDC is defined as the gross allowance for borrowed funds used during construction. The AFUDC rate is calculated with the assumption that short-term debt is the first source of funds used for construction. Any construction not covered by the short-term debt is then assumed to be covered by long-term debt. The amount of interest capitalized during construction was $18.7, $12.9 and $4.8 million during 2025, 2024 and 2023, respectively. At the time that units of electric plant are retired, original cost and cost of removal, net of the salvage value, are charged to the allowance for depreciation. Replacements of electric plant that involve less than a designated unit value are charged to maintenance expense when incurred. Electric plant is depreciated based upon estimated depreciation rates and useful lives that are periodically re‑evaluated. See Note 3 - Property, Plant and Equipment.
COAL RESERVES AND DEPLETION:  Coal reserves were recorded at cost. Depletion of coal reserves was computed using the units‑of‑production method utilizing only proven and probable reserves. In connection with Colowyo Mine's transition from mining to full reclamation during the fourth quarter of 2025, remaining coal reserves were fully depleted.
LEASES:  Tri-State determines if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), Tri-State recognizes a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of Tri-State's leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Tri-State's lease terms may also include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Right-of-use assets are included in other deferred charges, the current portion of lease liabilities is included in accrued expenses and the long-term portion of lease liabilities is included in other deferred credits and other liabilities on Tri-State's consolidated statements of financial position. See Note 11 - Leases.
Tri-State has elected to apply the short-term lease exception for contracts that have a lease term of 12  months or less and do not include an option to purchase the underlying asset. Therefore, Tri-State does not recognize a right-of-use asset or lease liability for such contracts. Tri-State recognizes short-term lease payments as expense on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are recognized as incurred.
INVESTMENTS IN OTHER ASSOCIATIONS:  Investments in other associations include investments in the patronage capital of other cooperatives and other required investments in the organizations. Tri-State's investment in a cooperative increases when a cooperative allocates patronage capital credits to Tri-State, and it decreases when Tri-State receives a cash retirement of the allocated capital credits from the cooperative. A cooperative allocates its patronage capital credits to Tri-State based upon its patronage (amount of business done) with the cooperative.
Investments in other associations are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Basin Electric Power Cooperative	$142,457	$140,025
CoBank, ACB	20,050	19,500
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,755	12,599
National Rural Utilities Cooperative Finance Corporation - capital term certificates	14,395	15,054
Other	5,168	5,502
Investments in other associations	$194,825	$192,680
Tri-State's investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. Tri-State has evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during 2025, 2024 or 2023.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND INVESTMENTS:  Tri-State considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of cash equivalents approximates their carrying values due to their short-term maturity.
Restricted cash and investments represent funds designated by Tri-State's Board for specific uses and funds restricted by contract or other legal reasons. A portion of the funds have been restricted by contract and are expected to be settled within one year. These funds are therefore classified as current on Tri-State's consolidated statements of financial position. The other funds are restricted by contract or other legal reasons and are expected to be settled beyond one year. These funds are classified as noncurrent and are included in other assets and investments on Tri-State's consolidated statements of financial position.
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within Tri-State's consolidated statements of financial position that sum to the total of the same such amount shown in its consolidated statements of cash flows (dollars in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$177,557	$229,357
Restricted cash and investments - current	1,111	744
Restricted cash and investments - noncurrent	2,137	3,436
Cash, cash equivalents and restricted cash and investments	$180,805	$233,537
MARKETABLE SECURITIES:  Tri-State holds marketable securities in connection with the directors’ and executives’ elective deferred compensation plans which consist of investments in stock funds, bond funds and money market funds. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on Tri-State's consolidated statements of financial position. The cost and estimated fair value of the investments as of December 31, 2025 were $0.6 million and $0.6 million, respectively. The cost and estimated fair value of the investments as of December 31, 2024 were $0.6 million and $0.6 million, respectively.
DERIVATIVES: Tri-State is exposed to certain risks in the normal course of operations in providing a reliable and affordable source of wholesale power to its Utility Members. These risks include commodity price risk which represents the risk of loss due to changes in market prices that may impact Tri-State’s financial performance. To manage this exposure, Tri-State may enter into physically-delivered forward commodity contracts of various durations. These contracts are evaluated in accordance with the accounting guidance for derivatives instruments and hedging activities. To the extent that the contracts are considered derivatives, Tri-State assesses whether or not the normal purchases and normal sales scope exception applies. For contracts that this exception cannot be applied, the accounting guidance for derivative instruments and hedging activities requires recognition of all qualifying derivative instruments as either assets or liabilities on Tri-State’s consolidated statements of financial position and measurement of those instruments at fair value. Furthermore, the accounting guidance requires that changes in the fair value of derivatives are to be recorded in current earnings if the instrument is not designated as a hedge. Tri-State may seek FERC approval to defer the earnings impact of the unrealized mark-to-market gains and losses as regulatory liabilities or assets and record the gains and losses as expense when realized.
Tri-State has entered into certain forward purchase agreements for the future delivery of natural gas in order to ensure an adequate supply of natural gas at a price certain for the generation of electricity. As of December 31, 2025, the total notional amount of these fixed-priced, fixed quantity physically delivered natural gas forward purchases, which are considered derivative instruments, was 3,050,500 MMBtu with delivery dates from January 2026 to December 2027. Since physical delivery of this natural gas is certain and the contract quantities will be used in the normal course of operations, Tri-State has elected the normal purchases and normal sales scope exception for these derivative instruments. Therefore, the changes in fair value of these forward natural gas purchases have not been recorded in Tri-State’s consolidated financial statements.
INVENTORIES: Coal inventories at Tri-State's generating facilities are stated at average cost which were $81.9 million as of December 31, 2025 and $65.6 million as of December 31, 2024.
OTHER DEFERRED CHARGES:  Tri-State makes expenditures for preliminary surveys and investigations for the purpose of determining the feasibility of contemplated generation and transmission projects. If construction results, the preliminary survey and investigation expenditures are reclassified to electric plant - construction work in progress. If the work is abandoned, the related preliminary survey and investigation expenditures are charged to the appropriate operating expense account, or the expense could be deferred as a regulatory asset to be recovered from the Utility Members through rates subject to approval by Tri-State's Board and FERC.
Tri-State makes advance payments to the operating agents of jointly owned facilities to fund its share of costs expected to be incurred under each project, including MBPP – Laramie River Generating Station and Yampa Project – Craig Generating Station Units 1 and 2. Tri-State also makes advance payments to the operating agent of Springerville Unit 3.
A right-of-use asset represents a lessee's right to control the use of the underlying asset for the lease term. Right-of-use assets are included in other deferred charges and presented net of accumulated amortization. See Note 11 - Leases.
Other deferred charges are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Preliminary surveys and investigations	$12,988	$12,192
Lease right-of-use assets	10,955	10,177
Advances to operating agents of jointly owned facilities	11,210	7,502
Other	23,393	21,864
Total other deferred charges	$58,546	$51,735
DEBT ISSUANCE COSTS:  Tri-State accounts for debt issuance costs as a direct deduction of the associated long-term debt carrying amount consistent with the accounting for debt discounts and premiums. Deferred debt issuance costs are amortized to interest expense using an effective interest method over the life of the respective debt.
ASSET RETIREMENT AND ENVIRONMENTAL REMEDIATION OBLIGATIONS:  Tri-State accounts for current obligations associated with the future retirement of tangible long-lived assets and environmental remediation in accordance with the accounting guidance relating to asset retirement and environmental obligations. This guidance requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the liability is incurred and capitalized as part of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense, and the capitalized cost of the long-lived asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. In the absence of quoted market prices, Tri-State determines fair value by using present value techniques in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk‑free rate and a market risk premium. As changes in estimates occur, such as reclamation plans, estimated costs, and timing of the performance of reclamation activities, Tri-State makes revisions to the asset and obligation at the appropriate discount rate. Upon settlement of an asset retirement obligation, Tri-State applies payment against the estimated liability and incurs a gain or loss if the actual retirement costs differ from the estimated recorded liability.
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
OTHER DEFERRED CREDITS AND OTHER LIABILITIES: In 2015, Tri-State renewed transmission right-of-way easements on tribal nation lands where certain of its electric transmission lines are located. Tri-State will pay $21.7 million for these easements from 2026 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present value of the remaining easement payments was $15.4 million and $18.5 million as of December 31, 2025 and December 31, 2024, respectively, which is recorded as other deferred credits and other liabilities. In April 2025, Tri-State submitted a notice of its intent to early terminate a portion of one of its easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable as provided in Tri-State's Open Access Transmission Tariff.
Financial liabilities-reclamation represent financial obligations that Tri-State has for its share of the reclamation costs at jointly owned facilities in which Tri-State has undivided interests in.
A lease liability represents a lessee's obligation to make lease payments over the lease term. The long-term portion of Tri-State's lease liabilities are included in other deferred credits and other liabilities and the current portion of Tri-State's lease liabilities are included in current liabilities. See Note 11 - Leases.
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. Tri-State has received deposits from others and these deposits are reflected in contract liabilities (unearned revenue) until recognized in other operating revenues over the life of the agreement. Tri-State has received deposits from various parties and those that may still be required to be returned are a liability and these are reflected in customer deposits.
The following other deferred credits and other liabilities are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	December 31, 2025	December 31, 2024
OATT deposits	$32,129	$32,587
Transmission easements	$15,373	$18,517
Customer deposits	16,517	14,955
Financial liabilities - reclamation	10,837	11,077
Lease liabilities - noncurrent	6,473	5,715
Contract liabilities (unearned revenue) - noncurrent	3,182	3,480
Other	7,369	6,727
Total other deferred credits and other liabilities	$91,880	$93,058
PATRONAGE CAPITAL:  Tri-State's net margins are treated as advances of capital from the Members and are allocated to the Utility Members on the basis of their electricity purchases from Tri-State and to its Non-Utility Members as provided in their respective membership agreements. Margins not yet distributed to Members constitute patronage capital. Patronage capital is held for the account of the Members and is distributed through patronage capital retirements when Tri-State's Board deems it appropriate to do so, subject to debt instrument restrictions.
ELECTRIC SALES REVENUE:  Revenue from energy deliveries is recognized when delivered. See Note 10 - Revenue.
OTHER OPERATING REVENUE:  Other operating revenue consists primarily of transmission, coal sales, and lease revenue. See Note 10 - Revenue.

INCOME TAXES: Tri-State is a taxable cooperative subject to federal and state taxation. As a taxable electric cooperative, Tri-State is allowed a tax exclusion for margins allocated as patronage capital. Tri-State utilizes the liability method of accounting for income taxes which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Tri-State and its subsidiaries use the flow-through method for recognizing deferred income taxes whereby changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability, as approved by Tri-State's Board and FERC. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be settled or received through future rate revenues. Under this regulatory accounting approach, any income tax expense or benefit on Tri-State's consolidated statements of operation includes only the current portion. See Note 9 - Income Taxes.
INTERCHANGE POWER:  Tri-State occasionally engages in interchanges, or non‑cash swapping, of energy. Based on the assumption that all energy interchanged will eventually be received or delivered in‑kind, interchanged energy is generally valued at the average cost of fuel to generate power. Additionally, portions of the energy interchanged are valued per contract with the utility involved in the interchange. When Tri-State is in a net energy advance position, the advanced energy balance is recorded as an asset. If Tri-State owes energy, the net energy balance owed to others is recorded as a liability. The net activity for the year is included in purchased power expense. The interchange liability balance of $3.4 million and $3.7 million as of December 31, 2025 and 2024, respectively, is included in accounts payable. The net interchange activity recorded in purchased power expense was minimal in 2025, a credit of $0.8 million in 2024 and an expense of $2.1 million in 2023.
INVESTMENT TAX CREDITS: As a result of the enactment of the Inflation Reduction Act ("IRA"), Tri-State qualifies for government assistance in the form of direct payment of tax credits for qualifying renewable energy projects whereby certain tax credits that exceed federal income tax liability may be paid directly to applicable entities. The current GAAP framework does not address receipt of government assistance by business entities. Therefore, Tri-State accounts for government assistance by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance under which benefits from government assistance are recognized when there is reasonable assurance the business entity will comply with the required conditions and the benefits will be received.
ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED: In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires a public business entity to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses in the notes to the financial statements. Specified expenses, gains and losses that are already disclosed under existing GAAP are also required to be included in the disaggregated income statement expense line item disclosures and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity's definition of those expenses are also required. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of the ASU 2024-03 disaggregation disclosures requiring public companies to adopt the update beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, while specifying that initial adoption should be in annual, not interim reporting. Tri-State is currently evaluating the adoption of these updates and its impact to its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The purpose of ASU 2025-10 is to establish authoritative guidance on the accounting for government grants received by businesses, requiring recognition when it is probable that conditions will be met and funds received. Grants are to be recognized when it is probable that a business will comply with the conditions stipulated in the grant agreement and will receive the funds. Asset-related grants are to be recognized on the balance sheet using either a deferred income approach or by reducing the asset's cost basis. Income-related grants are to be recognized in the income statement either as other income or by reducing the related expense. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (for public business entities). Early adoption is permitted. Tri-State is currently evaluating the adoption of this update and its impact to its consolidated financial statements.
ACCOUNTING PRONOUNCEMENTS - ADOPTED: In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures by providing additional information related to the following:
(1) Rate reconciliation: ASU 2023-09 requires a tabular rate reconciliation using both percentages and dollar amounts of the reported income tax expense (or benefit) from continuing operations to the product of income (or loss) from continuing operating before income taxes and the applicable statutory federal income tax rate of the county of domicile using specific categories. The following specific categories are required to be disclosed in the rate reconciliation; state and local income tax

(qualitative disclosure required for states that make up over 50% of this category), foreign tax effect, effect of changes in tax laws or rates enacted in the current period, effect of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items, changes in unrecognized tax benefits, and any other item that meets the five percent threshold.
(2) Income taxes paid: ASU 2023-09 requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions. It also requires additional disaggregation of income taxes paid to an individual jurisdiction equal to or greater than five percent of total income taxes paid (net of refunds). Entities are required to disclose pre-tax income (or loss) from continuing operations disaggregated by domestic and foreign along with income tax expense (or benefit) disaggregated by federal, state, and foreign components.
ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption and retrospective or prospective application permitted. Tri-State adopted ASU 2023-09 with prospective application. The adoption of this update did not have a material impact on Tri-State's consolidated financial statement disclosures.
RECLASSIFICATIONS: Certain reclassifications have been made to the prior year financial information to conform to the 2025 presentation.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Tri-State's property, plant and equipment on its consolidated statements of financial position consists of electric plant and other plant.
ELECTRIC PLANT:  As of December 31, 2025, Tri-State's investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation	1.14%	to	4.14%	$3,375,766	$(1,836,220)	$1,539,546
Transmission	1.17%	to	1.84%	2,174,345	(828,367)	1,345,978
General	1.20%	to	11.60%	278,735	(146,589)	132,146
Other	2.75%	to	10.00%	246,445	(102,531)	143,914
Electric plant in service (at cost)				$6,075,291	$(2,913,707)	3,161,584
Construction work in progress						143,940
Electric plant						$3,305,524
As of December 31, 2024, Tri-State's investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation	1.14%	to	4.14%	$3,100,656	$(1,744,837)	$1,355,819
Transmission	1.17%	to	1.84%	1,933,206	(715,505)	1,217,701
General	1.20%	to	11.60%	426,615	(279,678)	146,937
Other	2.75%	to	10.00%	240,705	(98,857)	141,848
Electric plant in service (at cost)				$5,701,182	$(2,838,877)	2,862,305
Construction work in progress						368,473
Electric plant						$3,230,778
In 2024, Tri-State purchased the 145 MW Axial Basin Solar project being developed in Moffat County, Colorado and the 110 MW Dolores Canyon Solar project being developed in Dolores County, Colorado. Both facilities were placed in service in October 2025. Both acquisitions were accounted for as asset acquisitions in accordance with accounting requirements for business combinations. As such, the asset acquisitions and subsequent facility development costs were capitalized as construction work in progress.
As of December 31, 2025, Tri-State had $131.7 million of commitments to complete construction projects, of which approximately $69.2, $36.9 and $25.6 million are expected to be incurred in 2026, 2027 and 2028, respectively.

JOINTLY OWNED FACILITIES:  Tri-State's share in each jointly owned facility is as follows as of December 31, 2025 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$393,888	$380,336	$—
MBPP - Laramie River Generating Station	28.50%	547,280	361,259	854
Total		$941,168	$741,595	$854
OTHER PLANT:  Other plant consists of mine assets (discussed below) and non‑utility assets which consist of facilities not in service, land and irrigation equipment. The depreciation basis for all other plant assets is the straight-line method.
Tri-State owns 100 percent of Elk Ridge Mining and Reclamation, LLC (“Elk Ridge”), organized for the purpose of acquiring coal reserves and supplying coal for electric generation. Elk Ridge is the owner of the Colowyo Mine, a surface coal mine near Craig, Colorado, and the New Horizon Mine near Nucla, Colorado. The New Horizon Mine is in post-reclamation monitoring and no longer produces coal. The Colowyo Mine is in final reclamation and no longer produces coal. The expenses related to the Colowyo Mine coal used by Tri-State are included in fuel expense on Tri-State's consolidated statements of operations.
Other plant assets are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Colowyo Mine assets	$297,636	$403,482
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(232,575)	(242,654)
Net mine assets	71,348	167,115
Non-utility assets	549,487	549,224
Accumulated depreciation	(527,902)	(527,616)
Net non-utility assets	21,585	21,608
Net other plant	$92,933	$188,723
NOTE 4 – ASSET RETIREMENT AND ENVIRONMENTAL REMEDIATION OBLIGATIONS
Coal mines: Tri-State has asset retirement obligations for the final reclamation costs and environmental obligations for post-reclamation monitoring related to the Colowyo Mine and the New Horizon Mine. The New Horizon Mine is currently in post-reclamation monitoring. The Colowyo Mine is in final reclamation as of October 2025.
Generation: Tri-State has asset retirement obligations related to equipment, dams, ponds, wells, ash landfill and underground storage tanks at its generating facilities.

Aggregate carrying amounts of asset retirement obligations and environmental remediation obligations are as follows (dollars in thousands):

	2025	2024
Obligations at beginning of period	$271,891	$217,201
Liabilities incurred	3,518	41,747
Liabilities settled	(11,123)	(9,791)
Accretion expense	6,513	7,725
Gain on settlement	—	(207)
Change in estimate	65,969	15,216
Total obligations at end of period	$336,768	$271,891
Less current obligations at end of period	(136,501)	(28,451)
Long-term obligations at end of period	$200,267	$243,440
The New Horizon Mine environmental remediation liability balance is $66.3 million as of December 31, 2025. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on Tri-State's consolidated statements of operations. During the first quarter of 2025, Tri-State recognized a change in estimate related to the Colowyo Mine asset retirement obligation due to a change in the planned timing of full reclamation to 2025 and an updated cost estimate. During the third quarter of 2025, Tri-State entered into a contract for a third-party to complete mine reclamation work at the Colowyo Mine which increased Tri-State's asset retirement obligation by $62.2 million. Tri-State continues to evaluate the New Horizon Mine and Colowyo Mine post reclamation obligations and will make adjustments to these obligations as needed.
Tri-State also has asset retirement obligations with indeterminate settlement dates. These are made up primarily of obligations attached to transmission and other easements that are considered by Tri-State to be operated in perpetuity and therefore the measurement of the obligation is not possible. A liability will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates as is needed to employ a present value technique to estimate fair value. During the first quarter of 2025, Tri-State recognized a liability totaling $3.5 million related to transmission assets that will be settled between 2026 and 2028.
NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract Assets
A contract asset represents an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance). Tri-State has no contract assets as of December 31, 2025 and December 31, 2024.
Accounts Receivable
Tri-State records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with the Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 10 - Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer, for which the entity has received consideration from the customer. Tri-State has received deposits from others, and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on Tri-State's consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. Tri-State recognized $0.6 million of this unearned revenue in 2025 in other operating revenues on its consolidated statements of operations.

Tri-State's contract assets, accounts receivable and liabilities consist of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable - Members	$83,743	$85,450

Other accounts receivable - trade:
Non-member electric sales	20,921	21,035
Other	3,807	3,642
Total other accounts receivable - trade	24,728	24,677
Other accounts receivable - nontrade	8,164	4,050
Total other accounts receivable	$32,892	$28,727

Contract liabilities (unearned revenue)	$3,182	$3,480
NOTE 6 – LONG-TERM DEBT
Tri-State has $3.1 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all of Tri-State's assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a DSR requirement on an annual basis and an ECR requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require Tri-State to transfer all cash to a special fund managed by the trustee of the Master Indenture.
Tri-State has a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation ("CFC"), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that expires on April 25, 2027. Tri-State had $160 million outstanding of adjusted Term SOFR rate borrowings under the 2022 Revolving Credit Agreement as of December 31, 2025. As of December 31, 2025, Tri-State had $357 million in availability (including $72 million under the letter of credit sublimit and $357 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement. Tri-State expects to renew or replace the 2022 Revolving Credit Agreement prior to its expiration.
On June 18, 2025, Tri-State entered into a secured renewable revolving credit facility with CoBank, as lead arranger, and CFC, as administrative agent, in the amount of $250 million that expires on June 18, 2030 ("Renewable Revolving Credit Agreement"). As of December 31, 2025, Tri-State had borrowed $187 million in adjusted Term SOFR rate loans and $63 million of availability remained.
In January 2026, Tri-State received internal notification that certain state unemployment taxes were not timely paid. In some instances, the failure to timely pay such taxes resulted in tax liens. Tri-State has since paid such taxes, interest and penalties in all states in which such taxes were owed, and all known associated tax liens have been released. Tri-State’s various lending contracts include covenants related to timely payment of taxes and avoidance of unpermitted liens. The nonpayment of the unemployment taxes and related imposition of tax liens constituted a technical default or event of default under certain of Tri-State’s lending contracts, including the Maser Indenture. All such technical defaults or event of defaults have been cured or waived, or both.
Long-term debt, including applicable terms and interest rates as of December 31, 2025, consists of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Mortgage notes payable
2.32% to 6.44% CFC, due through 2050	$148,195	$163,010
4.06% to 4.43% CoBank, ACB, due through 2042	123,156	141,793
First Mortgage Obligations, Series 2017A, Tranche 1, 3.34%, due through 2029	48,000	60,000
First Mortgage Obligations, Series 2017A, Tranche 2, 3.39%, due through 2029	48,000	60,000
First Mortgage Bonds, Series 2016A, 4.25% due 2046	228,783	228,783
First Mortgage Bonds, Series 2014E-2, 4.70% due 2044	250,000	250,000
First Mortgage Bonds, Series 2010A, 6.00% due 2040	499,805	499,805
First Mortgage Obligations, Series 2014B, Tranche 1, 3.90%, due through 2033	180,000	180,000
First Mortgage Obligations, Series 2014B, Tranche 2, 4.30%, due through 2039	20,000	20,000
First Mortgage Obligations, Series 2014B, Tranche 3, 4.45%, due through 2045	550,000	550,000
Variable rate CFC, SOFR-based term loans, due through 2049	102,220	142,220
Variable rate CoBank, ACB, SOFR-based term loans, due through 2044	228,565	251,308
Variable rate Wells Fargo, NA, SOFR-based term, loan due 2027	200,000	200,000
Variable rate, 2022 Revolving Credit Agreement, SOFR-based revolving credit, ,due through 2027	160,000	—
Variable rate, Renewable Revolving Credit Agreement, SOFR-based revolving credit, due through 2030	187,000	—
Pollution control revenue bonds
Moffat County, CO, 2.90% term rate through October 2027, Series 2009, due 2036	46,800	46,800
Springerville certificates and other debt
Series B, 7.14%, due through 2033	167,873	167,873
New Horizon Mine remaining land installment payments	300	400
Total long-term debt	3,188,697	2,961,992
Less debt issuance costs	(16,591)	(17,690)
Less debt discounts	(8,071)	(8,380)
Plus debt premiums	9,232	10,082
Total debt adjusted for discounts, premiums and debt issuance costs	3,173,268	2,946,004
Less current maturities	(80,052)	(88,658)
Long-term debt	$3,093,216	$2,857,346
Annual maturities of total long-term debt adjusted for debt issuance costs, discounts and premiums as of December 31, 2025 are as follows (dollars in thousands):

2026	$80,052
2027 (1)	442,043
2028	89,029
2029	74,541
2030 (2)	279,367
Thereafter	2,208,236
$3,173,268
___________________________________________
(1)Annual maturities in 2027 include $160 million of outstanding borrowings under the 2022 Revolving Credit Agreement and a $200 million maturity for the Wells Fargo bilateral, 2024 note.
(2)Annual maturities in 2030 include $187 million of outstanding borrowings under the Renewable Revolving Credit Agreement.
NOTE 7 – SHORT-TERM BORROWINGS
Tri-State has a commercial paper program under which it issues unsecured commercial paper in aggregate amounts not exceeding the commercial paper back-up sublimit under the 2022 Revolving Credit Agreement, which is the lesser of $500 million or the amount available under the 2022 Revolving Credit Agreement. The commercial paper issuances are used to provide an additional financing source for short-term liquidity needs. The maturities of the commercial paper issuances vary but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on the consolidated statements of financial position.
Commercial paper consisted of the following (dollars in thousands):

	2025	2024
Commercial paper outstanding, net of discounts	$—	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	—%	—%
As of December 31, 2025, $357 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 6 - Long-Term Debt.
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
Executive Benefit Restoration Plan Trust
Tri-State has an irrevocable trust with an independent third party to fund the NRECA Executive Benefit Restoration Plan. The trust is funded quarterly to the prior year obligation as determined by the NRECA actuary. The trust consists of investments in equity and debt securities and are measured at fair value on a recurring basis. Changes in the fair value of investments in equity securities are recognized in earnings, and changes in fair value of investments in debt securities classified as available-for-sale are recognized in other comprehensive income until realized. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on the consolidated statements of financial position. The cost and fair values of Tri-State's investments in the Executive Benefit Restoration Plan trust are as follows (dollars in thousands):

	December 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,337	$10,360	$10,101	$9,829

Marketable Securities
Tri-State holds marketable securities in connection with the directors’ and executives’ elective deferred compensation plans which consist of investments in stock funds, bond funds and money market funds. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on the consolidated statements of financial position. The amortized cost and fair values of marketable securities are as follows (dollars in thousands):

	December 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$597	$637	$582	$587
Cash Equivalents
Tri-State invests portions of its cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates the cost basis in the investments. In aggregate, the fair value was $137.0 million and $182.0 million as of December 31, 2025 and 2024, respectively.
Asset Retirement and Environmental Remediation Obligations
Accounting for asset retirement and environmental remediation obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, Tri-State estimates the fair value of its asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. In aggregate, the fair value of Tri-State's asset retirement and environmental remediation obligations recognized during 2025 were $3.5 million as of December 31, 2025.
Debt
The fair values of debt were estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements. These valuation assumptions utilize observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs). The principal amounts and fair values of debt are as follows (dollars in thousands):

	December 31, 2025		December 31, 2024
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,188,697	$3,068,509	$2,961,992	$2,726,184
NOTE 9 – INCOME TAXES
In 2025, Tri-State adopted ASU 2023-09 with prospective application. ASU 2023-09 updates disclosure requirements of tax expense for the reconciliation from continuing operations, income taxes paid and modifies other income tax-related disclosures.
Income before income taxes, classified by source of income was $20.5 million, $25.9 million and $10.1 million for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. All income was U.S sourced income.

The components of the provision for income taxes were as follows (dollars in thousands):

	2025	2024	2023
Current income tax expense
U.S. Federal	173	4,694	—
State and Local	23	626	—
Total current income tax expense	196	5,320	—

Deferred income tax expense
U.S. Federal	—	—	4
State and Local	—	—	—
Total deferred income tax expense	—	—	4
Total income tax provision	$196	$5,320	$4
A reconciliation of the provision for income taxes after the adoption of ASU 2023-09 is as follows (dollars in thousands):

	For the Twelve Months Ended
	December 31, 2025
	Amount	Percent
Income before income taxes (all domestic)	$20,489

Income tax calculated at federal statutory rate	$4,303	21.00%
State and Local income tax, net of related federal income tax benefit (1)	574	3.00%
Patronage exclusion	(4,876)	(24.00)%
Nontaxable or Nondeductible Items	166	1.00%
Changes in Unrecognized Tax Benefits	—	—%
Other	196	1.00%
Regulatory treatment of deferred taxes	(166)	(1.00)%
Effective income tax amount/rate	$196	1.00%
(1)State tax expense in Colorado made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation between pretax GAAP income and deferred income tax expense (benefit) for years prior to adoption of ASU 2013-09 is as follows (dollars in thousands):

	2024	2023
Pretax GAAP income at Federal statutory rate	$5,484	$2,118
Pretax GAAP income at State statutory rate, net of federal benefit	731	282
Patronage exclusion	(6,215)	(2,401)
Asset retirement and environmental remediation obligations	9,934	(6,302)
Deferred revenues and membership withdrawal	99,101	(11,216)
Operating liabilities, net of right-of-use assets (1)	(4,989)	(5,281)
Prepaid lease	4,288	4,412
Depreciation, depletion and asset sales	10,659	(9,624)
Regulatory asset amortization	5,641	5,692
Provision for rate refund	1,667	41
Safe harbor lease	(1,774)	(1,939)
Goodwill	7,869	246
Net operating loss carryforward	(121,624)	26,955
Other items, net	(3,950)	(3,518)
Regulatory treatment of deferred taxes	(1,502)	539
Total current income tax expense (benefit)	$5,320	$4
(1)Net deferred tax liability established as a result of adopting ASC 842. See Note 11 - Leases.
Tri-State utilizes the liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. In accordance with Tri-State's regulatory accounting treatment, changes in deferred tax assets or liabilities result in the establishment of a regulatory asset or liability. A regulatory asset or liability associated with deferred income taxes generally represents the future increase or decrease in income taxes payable that will be received or settled through future rate revenues. Under this regulatory accounting approach, the income tax expense (benefit) on Tri-State's consolidated statements of operations includes only the current portion.
The components of the deferred income tax assets and liabilities are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$66,398	$66,423
Operating lease liabilities	86,646	84,311
Deferred revenues and membership withdrawal	69,898	103,913
Asset retirement and environmental reclamation obligation	62,699	39,675
Other	27,752	23,828
	313,393	318,150
Deferred tax liabilities
Basis differences- property, plant and equipment and other	144,309	154,745
Operating lease right-of-use assets	110,225	115,635
Capital credits from other associations	37,385	36,714
Deferred debt prepayment transaction costs	21,220	23,273
	313,139	330,367
Net deferred tax asset (liability)	$254	$(12,217)
Net deferred tax assets/liabilities increased by $12.5 million in 2025 which is deferred and reflected as a decrease in the regulatory asset established for deferred income tax expense. The accounting for regulatory assets is discussed further in

Note 2—Accounting for Rate Regulation. The regulatory asset balance associated with deferred income tax expense under the liability method is $(0.3) million and $12.2 million as of December 31, 2025 and 2024, respectively.
Tri-State had an estimated taxable loss of $4.9 million for 2025. As of December 31, 2025, Tri-State has an estimated consolidated federal net operating loss carryforward of $297.5 million. This entire balance of net operating losses are post-2018 net operating losses that are limited to offset 80 percent of taxable income and do not expire. Tri-State has a remaining balance of $178.0 million of state net operating loss carryforwards subject to expiration in periods between 2041 and 2045. Tri-State did not establish a valuation allowance because it is more likely than not that the benefit from the federal and state net operating losses will be realized in the future. Tri-State files a U.S. federal consolidated income tax return and income tax returns in state jurisdictions where required. The statute of limitations remains open for federal and state returns for the years 2020 forward. Tri-State does not have any reserves recorded for uncertain tax positions.

The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds (dollars in thousands):

2025
U.S. Federal	$4,567
State & Local	950
Total	$5,517
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation’s enactment did not materially impact Tri-State’s effective income tax rate or cash tax position for the year ended December 31, 2025.
NOTE 10 - REVENUE
Revenue from contracts with customers
Tri-State's electric sales revenues are derived from wholesale electric service sales to the Utility Members and non-member purchasers.
Member electric sales
Tri-State's Class A rate schedule (A-41) for power sales to the Utility Members was accepted by FERC, effective August 1, 2024, subject to refund, and incorporated a new formulary rate, which can be adjusted annually based on the budget approved by Tri-State's Board, including an annual true-up mechanism. Tri-State's A-41 rate includes energy and demand components.
Energy and demand have the same pattern of transfer to the Utility Members and are both measurements of the power provided to Utility Members. Therefore, the provision of power to Utility Members is one performance obligation. Prior to Utility Members’ requirement for power, Tri-State does not have a contractual right to consideration as Tri-State is not obligated to provide power until the Utility Member requires each incremental unit of power. Tri-State transfers control of the power to Utility Members over time and Utility Members simultaneously receive and consume the benefits of the power. Progress toward completion of Tri-State's performance obligation is measured using the output method: meter readings are taken at the end of each month for billing purposes, energy and demand are determined after the meter readings and Utility Members are invoiced based on the meter reading. Payments from Utility Members are received in accordance with the wholesale electric service contracts’ terms, which is less than 30 days from the invoice date. Utility Member electric sales revenue is recorded as Utility Member electric sales on Tri-State's consolidated statements of operations and accounts receivable – Members on Tri-State's consolidated statements of financial position.
Revenue from one Utility Member, Poudre Valley Rural Electric Association, was $128.9 million, or 12.2 percent, of Tri-State's Utility Member revenue and 8.1 percent of Tri-State's total operating revenues in 2025. No other Utility Member exceeded 10 percent of Tri-State's Utility Member revenue or its total operating revenues in 2025.

In addition to Utility Member electric sales, Tri-State has non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on Tri-State's consolidated statements of operations as follows (dollars in thousands):

	2025	2024	2023
Non-member electric sales:
Long-term contracts	$152,887	$120,579	$43,087
Short-term contracts	42,273	75,982	102,141
Rate stabilization	214,121	211,232	47,127
Provision for rate refunds	2,719	(6,556)	94
Lease revenue	29,688	15,709	3,427
Coal sales	13,714	10,091	13,257
Transmission revenue	70,705	53,648	35,132
Other	21,451	26,004	14,799
Total non-member electric sales and other operating revenue	$547,558	$506,689	$259,064
Non-member electric sales
Revenues from wholesale power sales to non-members are primarily from long-term contracts and short-term market sales. Prior to Tri-State's customers’ demand for energy, Tri-State does not have a contractual right to consideration as it is not obligated to provide energy until the customer demands each incremental unit of energy. Tri-State transfers control of the energy to its customer over time and its customer simultaneously receives and consumes the benefits of the power. Progress toward completion of Tri-State's performance obligation is measured using the output method. Payments are received in accordance with the contract terms, which is less than 30 days after the invoice is received by the customer.
Revenue from three non-members, Western Area Power Authority ("WAPA"), Salt River Project, and United Power, was $37.7 million, $39.4 million and $47.9 million, respectively, or 19.2 percent, 20.2 percent and 24.5 percent, respectively, of non-member electric sales and 3.0 percent, 3.3 percent and 3.8 percent, respectively, of Tri-State's total operating revenues in 2025. No other non-member exceeded 10 percent of Tri-State's total non-member electric sales or its total operating revenues in 2025.
Rate stabilization revenue
Rate stabilization represents recognition of revenue from withdrawal of former Utility Members that was previously deferred in accordance with accounting requirements related to regulated operations. Tri-State recognized $214.1 million, $211.2 million and $47.1 million of deferred membership withdrawal income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Provision for rate refunds
In 2024, Tri-State recorded a provision for rate refund in the amount of $2.5 million and in 2025, an additional provision for rate refund was recorded in the amount of $2.6 million related to FERC's orders on Tri-State's Rate Schedule 281 (contract termination payment methodology) that addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. Refunds were paid in 2025 to the two withdrawn Utility Members. See Note 14 - Commitments and Contingencies - Legal - CTP Proceeding.
Lease revenue
Lease revenue is from lease agreements where Tri-State is the lessor primarily for certain generation facilities with third parties. Tri-State has tolling agreements at Knutson and Pyramid Generating Stations that were determined to be leases as the third parties have the right to the economic benefits of the generating facilities and the third parties control the use of the facilities by its contractual rights, including the ability to direct the timing of dispatch of energy. See Note 11 - Leases.
Coal sales
Coal sales revenue results from the sale of coal from the Colowyo Mine to third parties. Tri-State has an obligation to deliver coal and progress of completion toward its performance obligation is measured using the output method. Tri-State's performance obligation is completed as coal is delivered.

Transmission revenue
Transmission revenue is received for reservation of capacity or transmission of electricity over Tri-State's transmission facilities, including revenue from Southwest Power Pool related to Tri-State's transmission facilities in the Eastern Interconnection. Each of these services or goods are provided over time and progress toward completion of Tri-State's performance obligations is measured using the output method.
Other operating revenue
Other operating revenue includes income from various dark fiber agreements that Tri-State has with third parties for the use of certain of Tri-State's telecommunication assets and sales of excess intangible assets. Other operating revenue also includes transmission credit forfeiture revenue from former Utility Members. See Note 2 - Accounting for Rate Regulation.
NOTE 11 – LEASES
Leasing Arrangements as Lessee
Tri-State has lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $4.9 million in 2025 and $1.9 million in 2024. Rent expense is included in various categories of operating expenses on Tri-State's consolidated statements of operations based on the type and purpose of the lease. Right-of-use assets are included in deferred charges, the current portion of lease liabilities is included in accrued expenses and the long-term portion of lease liabilities is included in other deferred credits and other liabilities on Tri-State's consolidated statements of financial position.
Tri-State's consolidated statements of financial position include the following lease components (dollars in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$13,807	$13,221
Less: Accumulated amortization	(2,874)	(3,110)
Net operating lease right-of-use assets	$10,933	$10,111

Operating lease liabilities – current	$(803)	$(332)
Operating lease liabilities – noncurrent	(6,473)	(5,703)
Total operating lease liabilities	$(7,276)	$(6,035)

Finance leases:
Finance lease right-of-use assets	$95	$95
Less: Accumulated amortization	(73)	(29)
Net finance lease right-of-use assets	$22	$66

Finance lease liabilities - current	$(13)	$(47)
Finance lease liabilities - noncurrent	—	(12)
Total finance lease liabilities	$(13)	$(59)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	26.9	32.8
Finance leases	0.5	1.5
Weighted-average discount rate
Operating leases	6.82%	6.93%
Finance leases	6.99%	6.99%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
Year 1	$1,490	$13	$1,503
Year 2	786	—	786
Year 3	765	—	765
Year 4	645	—	645
Year 5	548	—	548
Thereafter	12,014	—	12,014
Total lease payments	$16,248	$13	$16,261
Less imputed interest	(8,972)	—	(8,972)
Total	$7,276	$13	$7,289
Leasing Arrangements as Lessor
Tri-State has lease agreements as lessor primarily for certain combustion turbine facilities. The revenue from these lease agreements of $29.7 million in 2025 and $15.7 million in 2024 are included in other operating revenue on Tri-State's consolidated statements of operations.
In May 2024, the conditions for the effectiveness of a tolling agreement with a third party were satisfied for Tri-State's two 70 MW units at its Knutson Generating Station for all capacity and energy through the operation of both units. In September 2024, Tri-State entered into a tolling agreement with a third party for one of its two 70 MW units at Limon Generating Station for all capacity and energy through the operation of that unit that commenced in January 2026. In December 2024, Tri-State entered into a tolling agreement with a third party for one of its four 40 MW units at Pyramid Generating Station for all capacity and energy through the operation of that unit that commenced in January 2025. In substance these agreements were determined to be leases.
The lease arrangement with the Springerville Partnership is not reflected in Tri-State's lease right-of-use asset or liability balances as the associated revenues and expenses are eliminated in consolidation. See Note 13 - Variable Interest Entities. However, as the noncontrolling interest associated with this lease arrangement generates book-tax differences, a deferred tax asset and liability have been recorded. See Note 9 - Income Taxes.
NOTE 12 – EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLAN:  Approximately half of Tri-State's 1,060 employees participate in the National Rural Electric Cooperative Association Retirement Security Plan (“RS Plan”). Employees of Colowyo Coal, non-bargaining employees hired May 1, 2021 or later, and bargaining employees hired July 1, 2021 or later do not participate in the RS Plan. The RS Plan is a defined benefit pension plan qualified under Section 401(a) and tax‑exempt under Section 501(a) of the Internal Revenue Code. It is considered a multiemployer plan under the accounting standards for compensation ‑ retirement benefits. The plan sponsor’s Employer Identification Number is 53‑116145 and the Plan Number is 333.
A unique characteristic of a multiemployer plan compared to a single employer plan is that all plan assets are available to pay benefits to any plan participant. Separate asset accounts are not maintained for participating employers. This means that assets contributed by one employer may be used to provide benefits to employees of other participating employers.
Tri-State's contributions to the RS Plan in each of the years 2025, 2024 and 2023 represented less than 5 percent of the total contributions made each year to the plan by all participating employers. Tri-State made contributions to the RS Plan of $23.2, $20.2 and $31.6 million in 2025, 2024 and 2023, respectively.
Tri-State's contributions to the RS Plan include contributions for substantially all of the 165 bargaining unit employees that are made in accordance with collective bargaining agreements. Tri-State ceased to add new bargaining employees hired July 1, 2021 or later and non-bargaining employees hired May 1, 2021 or later to the RS Plan.
For the RS Plan, a “zone status” determination is not required, and therefore not determined, under the Pension Protection Act (“Act”) of 2006. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employer. In total, the RS Plan was over 80 percent funded at both January 1, 2025 and January 1, 2024, based on the Act funding target and the Act actuarial value of assets on those dates.

Because the provisions of the Act do not apply to the RS Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.
Tri-State participates in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees. Eligible employees include the Chief Executive Officer and any other employees that become eligible. All of Tri-State's executive employees with a hire date prior to May 1, 2021 participate in one of the following pension restoration plans: the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the defined benefit plan. Employees hired May 1, 2021 or later are not eligible for either plan.
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and postemployment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

	2025	2024
Executive benefit restoration obligation at beginning of period	$7,918	$10,158
Service cost	500	444
Interest cost	425	521
Plan amendments - prior service cost	—	1,027
Curtailment	—	(384)
Benefit payments	—	(898)
Actuarial (gain) loss	(309)	(2,950)
Executive benefit restoration obligation at end of period	$8,534	$7,918
Fair value of plan assets at beginning of year	$9,829	$10,298
Benefits paid	—	(899)
Actual return on plan assets	531	430
Fair value of plan assets at end of year	$10,360	$9,829
Net (asset) liability recognized	$1,826	$1,911
The service cost component of Tri-State's net periodic benefit cost is included in operating expenses on Tri-State's consolidated statements of operations. The components of net periodic benefit cost other than the service cost component are included in other income (expense) on Tri-State's consolidated statements of operations. Tri-State has an irrevocable trust with an independent third party to fund the NRECA Executive Benefit Restoration Plan. The trust is funded quarterly to the prior year obligation as determined by the NRECA actuary.
In accordance with the accounting standard related to defined benefit pension plans, actuarial gains and losses are not recognized in income but are instead recorded in accumulated other income on Tri-State's consolidated statements of financial position. If the unrecognized amount is in excess of 10 percent of the projected benefit obligation, amounts are reclassified out of accumulated other comprehensive income and included in net income as the excess is amortized over the average remaining service lives of the active plan participants. Unrecognized actuarial gains and losses have been determined per actuarial studies for the executive benefit restoration obligation.

The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

	2025	2024
Accumulated other comprehensive gain (loss) at beginning of period	$814	$(1,639)
Unrecognized prior service cost	—	(1,027)
Amortization of prior service cost into other income	318	340
Amortization of actuarial (gain) loss	(319)	169
Curtailment and settlement	—	21
Unrecognized actuarial gain	555	2,950
Accumulated other comprehensive loss at end of period	$1,368	$814
DEFINED CONTRIBUTION PLANS:  Tri-State offers one 401(k) plan to all of its employees. Tri-State contributes 1 percent of employee base salary for all non-bargaining employees hired prior to May 1, 2021. All non-bargaining employees hired May 1, 2021 or later and all bargaining employees hired July 1, 2021 or later are eligible for a maximum employer contribution of 10 percent which includes an employer base contribution and an employer match up to IRS allowed annual maximum. Tri-State offers one 401(k) plan to all employees of Colowyo Coal at the Colowyo Mine. Tri-State contributes 7 percent of employee salary and matches up to an additional 5 percent of employee contributions for employees hired prior to May 1, 2021 and provides a maximum employer contribution of 10 percent which includes an employer base contribution and an employer match for employees hired May 1, 2021 or later. All employees are eligible to contribute up to 75 percent of their salary on a pre-tax basis. Under all plans, total 401(k) contributions are not to exceed annual IRS limitations, which are set annually. Employees who have attained age 50 in a calendar year are eligible for the catch-up contribution with maximum contribution limits determined annually by the IRS. Tri-State made contributions to the plan of $6.0 million, $5.7 million, and $4.9 million in 2025, 2024, and 2023, respectively.
Effective January 1, 2022, Tri-State adopted a 409(a) non-qualified plan. Senior managers, vice presidents and executive officers hired prior to May 1, 2021 are eligible to participate and contribute to the plan, but are not eligible for any employer contribution. Executive officers hired on or after May 1, 2021 will be eligible to participate and contribute to the plan, and are eligible for the employer contribution. The employer contribution is effective once the eligible executive has reached the maximum allowed contribution and employer contribution and match in Tri-State's base 401(k) plan and includes a maximum employer contribution of 10 percent, which includes an employer base contribution and an employer match. Tri-State made minimal contributions to the plan in 2024 and 2025.
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:  Tri-State sponsors three medical plans for all non‑bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full‑time non‑bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non‑bargaining unit medical plans offer postemployment medical benefits to employees on long‑term disability. The plans were unfunded as of December 31, 2025, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost‑sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post-employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and postemployment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

	2025	2024
Postretirement medical benefit obligation at beginning of period	$509	$924
Interest cost	21	31
Benefit payments (net of contributions by participants)	(227)	(317)
Actuarial gain	44	(129)
Postretirement medical benefit obligation at end of period	$347	$509
Postemployment medical benefit obligation at end of period	99	175
Total postretirement and postemployment medical obligations at end of period	$446	$684

The service cost component of Tri-State's net periodic benefit cost is included in operating expenses on its consolidated statements of operations. The components of net periodic benefit cost other than the service cost component are included in other income (expense) on Tri-State's consolidated statements of operations.
In accordance with the accounting standard related to postretirement benefits other than pensions, actuarial gains and losses are not recognized in income but are instead recorded in accumulated other comprehensive income on Tri-State's consolidated statements of financial position. If the unrecognized amount is in excess of 10 percent of the projected benefit obligation, amounts are reclassified out of accumulated other comprehensive income and included in net income as the excess amount is amortized over the average remaining service lives of the active plan participants. Unrecognized actuarial gains and losses have been determined per actuarial studies for the postretirement medical benefit obligation.
The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligation are included in accumulated other comprehensive income as follows (dollars in thousands):

	2025	2024
Amounts included in accumulated other comprehensive income at beginning of period	$310	$1,114
Amortization of prior service credit into other income	—	(786)
Amortization of actuarial gain into other income	(106)	(146)
Actuarial gain (loss)	(43)	128
Amounts included in accumulated other comprehensive income at end of period	$161	$310
The assumptions used in the 2025 actuarial study performed for Tri-State's postretirement medical benefit obligation were as follows:

Weighted-average discount rate	4.79%
Initial health care cost trend (2018)	8.25%
Ultimate health care cost trend	4.50%
Year that the rate reached the ultimate health care cost trend rate	2036
Expected return on plan assets (unfunded)	N/A
Average remaining service lives of active plan participants (years)	N/A
The following are the expected future benefits to be paid (net of contributions by participants) related to the postretirement medical benefit obligation during the next ten years (dollars in thousands):

2026	$166,147
2027	94,500
2028	57,392
2029	29,274
2030	21,128
2031 through 2035	—
$368,441
NOTE 13 – VARIABLE INTEREST ENTITIES
The following is a description of Tri-State's financial interests in variable interest entities that it considers significant. This includes an entity for which Tri-State is determined to be the primary beneficiary and therefore consolidate.
Consolidated Variable Interest Entity
Springerville Partnership: Tri-State owns a 51 percent equity interest, including the 1 percent general partner equity interest, in the Springerville Partnership, which is the 100 percent owner of Springerville Unit 3 Holding LLC (“Owner Lessor”). The Owner Lessor is the owner of the Springerville Unit 3. Tri-State, as general partner of the Springerville Partnership, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of the Springerville Partnership and take certain actions necessary to maintain the Springerville Partnership in good standing without the consent of the limited partners. Additionally, the Owner Lessor has historically not demonstrated an ability to finance its activities without additional financial support. The financial support is provided by Tri-State's remittance of lease payments in order to permit the Owner Lessor, the holder of the Springerville Unit 3 assets, to pay the debt obligations and equity returns of the Springerville Partnership. Tri-State has the primary risk (expense) exposure in operating the Springerville Unit 3 assets and is responsible for 100 percent of the operation, maintenance and capital expenditures of Springerville Unit 3 and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, Tri-State determined that Tri-State is the primary beneficiary of the Owner Lessor. Therefore, the Springerville Partnership and Owner Lessor have been consolidated by Tri-State.
Assets and liabilities of the Springerville Partnership that are included in Tri-State's consolidated statements of financial position are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Net electric plant	$635,777	$676,367
Noncontrolling interest	130,132	130,498
Long-term debt	172,158	172,790
Accrued interest	4,997	4,997
Tri-State's consolidated statements of operations include the following Springerville Partnership expenses (dollars in thousands):

	2025	2024	2023
Depreciation, amortization and depletion	$40,590	$27,492	$18,138
Interest	11,361	11,581	13,859
The revenue and lease expense associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages. The net income or loss attributable to the 49 percent noncontrolling equity interest in the Springerville Partnership is reflected on Tri-State's consolidated statements of operations.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
COAL PURCHASE REQUIREMENTS:  Tri-State is committed to purchase coal for its generating facilities under contracts that expire between 2027 and 2041. These contracts require Tri-State to purchase a minimum quantity of coal at prices subject to escalation reflecting cost increases incurred by the suppliers due to market conditions. The coal purchase projection includes estimated future prices.
Tri-State's coal purchases were $100.6 million in 2025, $90.1 million in 2024, and $119.7 million in 2023.
ENERGY STORAGE AGREEMENTS: Tri-State has entered into agreements for 500 MWs of stand-alone electric storage capacity with estimated commercial operation dates starting from 2027 to 2030 and terminating by 2052. These agreements include a fixed monthly capacity price for the right to use the storage capacity of the facilities and are expected to be accounted for as leases.
As of December 31, 2025, the minimum contractual commitments for coal and energy storage are as follows (dollars in thousands):

	Coal	Energy Storage	Total
2026	$17,488	$—	$17,488
2027	22,789	25,654	48,443
2028	15,108	38,713	53,821
2029	18,589	45,568	64,157
2030	20,747	72,760	93,507
Thereafter	56,073	1,376,543	1,432,616
	$150,794	$1,559,238	$1,710,032

POWER PURCHASE CONTRACTS: Tri-State's largest long‑term power purchase contracts are with Basin and WAPA. Tri-State purchases from Basin power pursuant to two contracts: one relating to all the power which Tri-State requires to serve its Utility Members’ load in the Eastern Interconnection and one relating to fixed scheduled quantities of power in the Western Interconnection. Both contracts with Basin continue through December 31, 2050 and are subject to automatic extension thereafter.
Tri-State purchases renewable power under long-term contracts, including hydroelectric power from WAPA and from specified renewable generating facilities, including wind, solar and small hydro. Tri-State purchases from WAPA power pursuant to two contracts, one relating to WAPA's Loveland Area Projects that terminates September 30, 2054 and another relating to WAPA's Salt Lake City Area Integrated Projects that terminates September 30, 2057.
As of December 31, 2025, Tri-State has entered into renewable power purchase contracts to purchase the entire output from specified renewable facilities totaling approximately 1,424 MWs, including 880 MWs of wind‑based power purchase contracts and 525 MWs of solar‑based power purchase contracts, that expire between 2030 and 2049.
Costs under the above power purchase contracts were as follows (dollars in thousands):

	2025	2024	2023
Basin	$162,863	$148,074	$142,456
WAPA	75,476	73,395	74,899
Renewables, other than WAPA	98,906	85,436	78,177
ENVIRONMENTAL:  As with most electric utilities, Tri-State is subject to various federal, state and local laws, rules, and regulations, and affected by directives and executive orders and the interpretation thereof with regard to environmental matters, including air and water quality. These laws, rules and regulations often require Tri-State to undertake considerable efforts and incur substantial costs to maintain compliance and obtain licenses, permits and approvals from various agencies.
Environmental laws and regulations applicable to Tri-State's operations are complex, change frequently and have generally become more stringent, numerous and, in some respects, inconsistent over time. These changes may arise from legislative, regulatory and judicial actions, and executive orders. An inability to comply with environmental laws and regulations could result in reduced operating levels or the complete shutdown of any Tri-State facilities not in compliance. Tri-State cannot predict whether additional legislation or rules will be enacted which will affect its operations or result in significant costs, but it could have a significant effect on Tri-State's financial condition, results of operations and cash flow.
Tri-State may be alleged to be in violation or in default under orders, statutes, rules, regulations, permits or compliance plans relating to the environment. Additionally, Tri-State may need to deal with notices of violation, enforcement proceedings or challenges to construction or operating permits. Tri-State may be involved in legal proceedings arising in the ordinary course of business. However, Tri-State believes its facilities are currently in compliance with regulatory and operating permit requirements.
LEGAL:
CTP Proceeding: Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership in Tri-State upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe, provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to Tri-State. On September 1, 2021, Tri-State filed with FERC a contract termination payment methodology tariff as Rate Schedule 281 that provides a process should a Utility Member elect to withdraw from membership in Tri-State and terminate its wholesale electric service contract, Docket No. ER21-2818. The tariff process includes requirements for a two-year notice and the payment to Tri-State of a contract termination payment. On October 29, 2021, FERC accepted Rate Schedule 281, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent Federal Power Act ("FPA") section 206 proceeding to determine the justness and reasonableness of the methodology. On December 19, 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology ("FERC December 2023 Order").
On January 18, 2024, Tri-State and others filed requests for rehearing with FERC of the FERC December 2023 Order. Tri-State's request for rehearing included disputing FERC's rejection of the lost revenue approach and also certain clarifications. On February 20, 2024, FERC issued a notice stating the parties' requests for rehearing were denied by operation of law, but FERC stated it will address the merits of the requests in a subsequent order. On March 28, 2024, Tri-State filed a petition for review of the FERC December 2023 Order with the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit Court of Appeals"), Case No. 24-9516. United Power, MPEI, Northwest Rural Public Power District ("NRPPD"), Basin, and La Plata

Electric Association, Inc. ("LPEA") filed notices of interventions in Tri-State's petition for review with the Tenth Circuit Court of Appeals.
On May 23, 2024, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC December 2023 Order (“FERC May 2024 Order”). On May 31, 2024, Tri-State filed a petition for review of the FERC May 2024 Order, Case No. 24-9538, with the Tenth Circuit Court of Appeals. On June 3, 2024, the Tenth Circuit Court of Appeals issued an order partially consolidating the cases for purposes of briefing. Briefing is complete and oral arguments occurred on January 23, 2026.
In 2024, Tri-State filed three revisions to Rate Schedule 281 as compliance filings with FERC as directed by applicable FERC orders. On December 5, 2024, FERC issued an order on certain of Tri-State's 2024 revisions of Rate Schedule 281, subject to further compliance filing ("FERC December 2024 Order"). The FERC December 2024 Order addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection and referred to a provision in Tri-State's Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC") to inform Tri-State's calculation of such amount. The FERC December 2024 Order also addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection. Tri-State and others filed requests for rehearing with FERC of the FERC December 2024 Order that were denied by operation of law. On February 12, 2025, Tri-State filed a petition for review of the FERC December 2024 Order, Case No. 25-9522, with the Tenth Circuit Court of Appeals.
On April 29, 2025, FERC issued a substantive order on rehearing ("FERC April 2025 Order") addressing requests for hearing and clarification of the FERC December 2024 Order. The FERC April 2025 Order clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that debt associated with distribution facilities should be used in calculating the transmission-related debt. On May 14, 2025, Tri-State filed a petition for review of the FERC April 2025 Order, Case No. 25-9544, with the Tenth Circuit Court of Appeals, which is procedurally consolidated with Case No. 25-9522. Briefing is complete.
In 2025, Tri-State filed four revisions to Rate Schedule 281 as compliance filings with FERC as directed by applicable FERC orders. On August 4, 2025, FERC issued an order on certain of Tri-State's 2025 revisions of Rate Schedule 281, subject to further compliance filing ("FERC August 2025 Order"). The FERC August 2025 Order further clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that an allocated amount of Other Non-Current Liabilities and Deferred Credits should be included in the calculation. Tri-State filed a request for rehearing with FERC of the FERC August 2025 Order that was denied by operation of law. On October 28, 2025, Tri-State filed a petition for review of the FERC August 2025 Order, Case No. 25-9583, with the Tenth Circuit Court of Appeals. On November 25, 2025, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC August 2025 Order (“FERC November 2025 Order”). On December 9, 2025, Tri-State filed a petition for review of the FERC November 2025 Order, Case No. 25-9594, with the Tenth Circuit Court of Appeals, which is procedurally consolidated with Case No. 25-9583, and is held in abeyance pending decision of Case Nos. 24-9516, 24-9538, 25-9522, 25-9544.
On November 25, 2025, FERC issued an order accepting Tri-State's August and September 2025 revisions of Rate Schedule 281. There are no additional compliance filing required for Rate Schedule 281.
On May 1, 2024, United Power withdrew its membership in Tri-State and pursuant to Rate Schedule 281 on file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract. United Power’s contract termination payment amount was $709.4 million. On February 1, 2025, MPEI withdrew its membership in Tri-State and pursuant to Rate Schedule 281 on file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract. MPEI's contract termination payment amount was $86 million.
As provided in the Membership Withdrawal Agreements with United Power and MPEI, United Power and MPEI's contract termination payments are also subject to true-up in the event Rate Schedule 281 and the amount paid are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review. It is not possible to predict the outcome of this matter or whether Tri-State will be required to refund any amounts to United Power or MPEI or if United Power or MPEI will be required to pay Tri-State any additional amounts.
NRPPD Section 206 Complaint: On March 25, 2024, NRPPD filed an FPA section 206 proceeding with FERC, Docket No. EL24-93, against Tri-State and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 2023 Order and the Basin Eastern WPC. In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from Tri-State is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC's order also determined that NRPPD's withdrawal from Tri-State does not cause a breach of the Basin Eastern WPC ("FERC NRPPD Order"). On January 3, 2025, Basin filed a request for rehearing with FERC of the FERC NRPPD Order related to FERC's interpretation of the Basin Eastern WPC that NRPPD's withdrawal from Tri-State is not a breach of the Basin Eastern WPC. On February 3, 2025, FERC issued a notice stating the request for rehearing was denied by operation of law. On February 13, 2025, Basin filed a petition for review of the FERC NRPPD Order, Case No. 25-1060, with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, Tri-State filed a notice of intervention in Basin's petition for review.
On April 29, 2025, FERC issued a substantive order on rehearing addressing the complaint filed by NRPPD. The hearing order modified the discussion in, but sustained the results of, the FERC NRPPD Order. On May 19, 2025, Basin filed a petition for review of FERC’s April 29, 2025, substantive order on rehearing with the DC Circuit Court of Appeals. FERC has moved to dismiss the petition arguing that Basin has no injury as NRPPD’s complaint was dismissed. Briefing is completed. Oral argument is scheduled for April 20, 2026. It is not possible to predict the outcome of this matter.
NRPPD v. Basin and Tri-State: On July 16, 2025, Basin made multiple filings with FERC stating that Basin is no longer a public utility under Part II of the FPA because it received funding from the United States Department of Agriculture's Rural Utilities Service under the Rural Electrification Act. Basin sought cancellation of the rate schedule filed with FERC concerning the Basin Eastern WPC, which FERC accepted. On July 18, 2025, NRPPD filed a complaint against Basin and Tri-State in the United States District Court, District of Nebraska, 4:25-cv-03153, seeking a declaratory judgment that the FERC NRPPD Order continues to bind Basin and Tri-State under the doctrines of res judicata and collateral estoppel despite Basin’s assertion it is not a public utility under Part II of the FPA. On September 10, 2025, NRPPD filed an amended complaint adding additional claims against Basin. Tri-State and Basin each filed motions to dismiss the amended complaint. It is not possible to predict the outcome of this matter.
Energy Sales - Soft-Cap. In 2020, Tri-State made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council and filed a report with FERC justifying the sales above the soft-cap, EL21-65-000. Based upon the FERC's May 20, 2022 order, in 2022, Tri-State recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, 22-1169. Tri-State intervened in this proceeding. In 2023, DC Circuit Court of Appeals consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals. On July 9, 2024, the DC Circuit Court of Appeals issued an order vacating FERC's order and remanding the case back to FERC to conduct a Mobile-Sierra analysis. On July 15, 2025, FERC issued an order instituting a proceeding to consider whether the soft-cap should be eliminated. On February 19, 2026, FERC issued an order rescinding the Western Electricity Coordinating Council soft-cap, effective July 18, 2025. Tri-State does not expect it will be required to refund any additional amounts to third parties.
NOTE 15 – SUBSEQUENT EVENTS
Tri-State evaluated subsequent events through March 6, 2026, which is the date when the financial statements were issued.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
In October 2023, following an evaluation of audit fees and costs and at the recommendation of Tri-State's Finance and Audit Committee and approval of its Board, Tri-State chose not to continue with the engagement of Ernst & Young LLP as its independent registered public accounting firm effective after the completion of their audit of Tri-State's financial statements for the year ended December 31, 2023.
Ernst & Young LLP’s reports on the Tri-State's financial statements for the year ended December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
During fiscal year ended December 31, 2023, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S‑K promulgated under the Exchange Act and the related instructions thereto, with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S‑K and the related instructions thereto, except for the material weakness in Tri-State's internal control over financial reporting related to the accounting for asset retirement and environmental remediation obligations for coal mines, previously reported in Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
In October 2023, Tri-State's Finance and Audit Committee recommended and its Board approved the appointment of Deloitte & Touche LLP as Tri-State's new independent registered public accounting firm for the audit of its financial statements for the year ended December 31, 2024 and related interim periods. During fiscal year ended December 31, 2023, neither Tri-State nor anyone acting on its behalf consulted with Deloitte regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S‑K.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, under the supervision and with the participation of management, including Tri-State's principal executive officer and principal financial officer, Tri-State conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Tri-State's principal executive officer and principal financial officer concluded that as of December 31, 2025, Tri-State's disclosure controls and procedures were effective, to provide reasonable assurance that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.
Management’s Annual Report on Internal Control over Financial Reporting
Tri-State's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Tri-State's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of Tri-State's management and its Board; and
•provide reasonable assurance that unauthorized acquisition, use or disposition of Tri-State's assets that could have a material effect on the financial statements are prevented or detected timely.

Tri-State's management, including its principal executive officer and principal financial officer, does not expect that its internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.
Management assessed the effectiveness of Tri-State's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on its evaluation, management has concluded that Tri-State's internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Tri-State's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Each Member elects one representative to serve on Tri-State's Board, unless such Member waives or declines representation on the Board. LPEA, PREMA and the Non-Utility Members have either waived or declined representation on Tri-State's Board. Each of Tri-State's directors must be a general manager, director or trustee of such Member. Except as otherwise provided in Tri-State's Bylaws, the term of each director is from the time he or she is elected by his or her Member, and such election is certified in writing to Tri-State by such Member until such Member elects another person to serve and the fact of such election is certified in writing to Tri-State by such Member. Each representative on Tri-State's Board brings an understanding of its Utility Member's business and brings insight to its Utility Member's operations which Tri-State believes qualifies them to serve on the Board. The directors on Tri-State's Board and their ages as of March 1, 2026 are as follows:

NAME	AGE	UTILITY MEMBER ‑ REPRESENTATIVE
Timothy A. Rabon—Chairman and President	65	Otero County Electric Cooperative, Inc.
Donald Keairns—Vice Chairman	66	San Isabel Electric Association, Inc.
Charles A. Abel, II—Secretary	57	Sangre de Cristo Electric Association, Inc.
Stuart Morgan—Treasurer	79	Wheat Belt Public Power District
Thaine Michie—Assistant Secretary	85	Poudre Valley Rural Electric Association, Inc.
Scott Wolfe—Assistant Secretary	62	San Luis Valley Rural Electric Cooperative, Inc.
William Bridges—Executive Committee	65	Big Horn Rural Electric Company
Arthur W. Connell—Executive Committee	72	Central New Mexico Electric Cooperative, Inc.
Douglas Shawn Turner—Executive Committee	64	The Midwest Electric Cooperative Corporation
Leroy Anaya	69	Socorro Electric Cooperative, Inc.
Robert Baca	61	Mora‑San Miguel Electric Cooperative, Inc.
Lucas Bear	45	Northwest Rural Public Power District
Robert Bledsoe	76	K.C. Electric Association
Lawrence Brase	79	Southeast Colorado Power Association
Leo Brekel	74	Highline Electric Association
Robert Brockman	76	Wheatland Rural Electric Association
Dan Carnine	57	Chimney Rock Public Power District
Kevin Cooney	70	San Miguel Power Association, Inc.
Elias Coriz	60	Jemez Mountains Electric Cooperative, Inc.
Bret Gardner	66	High Plains Power, Inc.
Joel Gilbert	67	Southwestern Electric Cooperative, Inc.
Rick Gordon	72	Mountain View Electric Association, Inc.
Dewey Hageman	60	Wyrulec Company
Ronald Hilkey	86	White River Electric Association, Inc.
Larry Hoozee	73	Morgan County Rural Electric Association
Joe Hoskins	71	Continental Divide Electric Cooperative, Inc.
Zane Shanon Nunn	55	Columbus Electric Cooperative, Inc.
Steve M. Rendon	71	Northern Rio Arriba Electric Cooperative, Inc.
Corey Robinson	36	Empire Electric Association, Inc.
Peggy A. Ruble	72	Garland Light & Power Company
Roger L. Schenk	62	Y‑W Electric Association, Inc.
Gary Shaw	71	Springer Electric Cooperative, Inc.
Darryl Sullivan	75	Sierra Electric Cooperative, Inc.
Kevin Thomas	68	High West Energy, Inc.
Clay Thompson	67	Carbon Power & Light, Inc.
Wesley Ullrich	69	Roosevelt Public Power District

Morgan Weinberg	48	Gunnison County Electric Association
William Wilson	71	Niobrara Electric Association, Inc.
Timothy A. Rabon has served on the Board since April 2014 and as Chairman and President of the Board since August 2021. Prior to serving as Chairman and President of the Board, he served as Vice-Chairman of the Board. He is a member of the Executive Committee, as well as ex-officio of the Engineering and Operations Committee, the External Affairs‑Member Relations Committee, and the Finance and Audit Committee. Mr. Rabon serves as a trustee of Otero County Electric Cooperative, Inc. He serves as a director of Mesa Verde Enterprises, Inc., which is a heavy horizontal civil construction company. He is the Vice President of Heritage Group, which is a commercial and residential land development company. He is a partner of Mesa Verde Ranch LLP, which is a land holding and cow/calf ranching operation. He serves as a director of Aggregate Technologies, LLC, which is a mining and aggregate production and trucking operation. He is the owner of MV2, LLC, which is a land holding and construction and demolition landfill operation. He is Vice President and co-owner of Trabon LLC, which is a trucking and property management company. He is a managing partner of TR Bar LLC, which is a company that sells and services firearms and archery equipment.
Donald Keairns has served on the Board since April 2012 and as Vice-Chairman of the Board since August 2021. He is a member of the Executive Committee and the Finance and Audit Committee. Mr. Keairns serves as a director of San Isabel Electric Association, Inc. He owned and managed several rental properties. Mr. Keairns also serves as a director of Western United Electric Supply Corporation.
Charles A. Abel, II has served on the Board since April 2019 and as Secretary of the Board since February 2026. He is a member of the Executive Committee and the Finance and Audit Committee. Mr. Abel serves as Vice Chair of Sangre de Cristo Electric Association. He is self-employed as a CPA providing tax and financial services to individuals and small businesses. Mr. Abel also serves as a director of CFC.
Stuart Morgan has served on the Board since May 2007 and as Treasurer of the Board since July 2012. He is a member of the Executive Committee and the Finance and Audit Committee. Mr. Morgan serves as a director of Wheat Belt Public Power District. He is President and owner of Morgan Farms, Inc. in Dalton, Nebraska. Mr. Morgan also serves as director of Western States Power Corporation.
Thaine Michie has served on the Board since March 2009 and as Assistant Secretary of the Board since April 2023. He is a member of the Executive Committee and the Engineering and Operations Committee. Mr. Michie serves as a director of Poudre Valley Rural Electric Association, Inc. He is a retired Chief Executive Officer of Platte River Power Authority.
Scott Wolfe has served on the Board since June 2008 and as Assistant Secretary of the Board since August 2020. He is a member of the Executive Committee and the Engineering and Operations Committee. Mr. Wolfe serves as director of San Luis Valley Rural Electric Cooperative, Inc. He is a retired farmer and owns Lobo Farm LLC.
William Bridges has served on the Board since June 2020. He is a member of the Executive Committee and the Engineering and Operations Committee. Mr. Bridges serves as Vice President of Big Horn Rural Electric Company. Mr. Bridges is a civil engineer and owns a consulting firm in Wyoming.
Arthur W. Connell has served on the Board since July 2000. He is a member of the Executive Committee and the Engineering and Operations Committee. Mr. Connell serves as a trustee of Central New Mexico Electric Cooperative, Inc. and is a rancher.
Douglas Shawn Turner has served on the Board since April 2015. He is a member of the Executive Committee and the Chairman of the Engineering and Operations Committee. Mr. Turner serves as President of The Midwest Electric Cooperative Corporation. He is a farmer and rancher and the owner and operator of Turn-West Farms, Inc. and Wild Horse Spring Land & Cattle Co.
Leroy Anaya has served on the Board since May 2018. He is a member of the External Affairs-Member Relations Committee. Mr. Anaya serves as a trustee of Socorro Electric Cooperative, Inc. He is retired from the Socorro County Assessor's office.
Robert Baca has served on the Board since June 2016. He serves as Chairman of the External Affairs‑Member Relations Committee. Mr. Baca serves as Chairman of Mora‑San Miguel Electric Cooperative, Inc. He is a self-employed electrician and owner of EGB Electric.

Lucas Bear has served on the Board since January 2025. He is a member of the External Affairs-Member Relations Committee. Mr. Bear serves as a director of Northwest Rural Power District. Mr. Bear is owner and operator of a cow/calf operation.
Robert Bledsoe has served on the Board since July 1998. He is a member of the Finance and Audit Committee. Mr. Bledsoe serves as a director of K.C. Electric Association. He is a self‑employed rancher and farmer, half owner of Bledsoe Livestock Co. LLC, and a partial owner of Bledsoe Wind, LLC. Mr. Bledsoe is also on the board of directors of Colorado Rural Electric Association.
Lawrence Brase has served on the Board since April 2018. He is a member of the Finance and Audit Committee. Mr. Brase serves as a director of Southeast Colorado Power Association. He is a retired owner and operator of an independent insurance agency.
Leo Brekel has served on the Board since March 2003. He is a member of the Finance and Audit Committee. Mr. Brekel serves as a director of Highline Electric Association. He is a wheat farmer near Fleming, Colorado. Mr. Brekel also serves as a director of Basin.
Robert Brockman has served on the Board since March 2024. He is a member of the External Affairs-Member Relations Committee. Mr. Brockman serves as President of Wheatland Rural Electric Association. He is involved in the ownership and operation of a real estate company primarily dealing in farm, ranch, and recreational properties in Wyoming. Mr. Brockman previously served as a director of CFC.
Dan Carnine has served on the Board since February 2026. He is a member of the External Affairs-Member Relations Committee. Mr. Carnine serves as a director of Chimney Rock Public Power District. He operates his own farm and ranch in Nebraska.
Kevin Cooney has served on the Board since June 2020. He is a member of the Engineering and Operations Committee. Mr. Cooney serves as a director of San Miguel Power Association Inc. Mr. Cooney is an engineer and is President of Buka Engineering, Inc.
Elias Coriz has served on the Board since August 2023. He is a member of the External Affairs-Member Relations Committee. Mr. Coriz serves as a trustee of Jemez Mountains Electric Cooperative, Inc. He is a security specialist at the Los Alamos National Laboratory in New Mexico and former county commissioner in Rio Arriba County.
Bret Gardner has served on the Board since July 2025. He is a member of the External Affairs-Member Relations Committee. Mr. Gardner serves as director of High Plains Power, Inc. He works in the ranching and agriculture industry.
Joel Gilbert has served on the Board since August 2018. He is a member of the Engineering and Operations Committee. Mr. Gilbert serves as President of Southwestern Electric Cooperative, Inc. He is a retired livestock inspector with N.M. Livestock Board. He is currently operating/managing his own ranch.
Rick Gordon has served on the Board since November 1994. He is a member of the Finance and Audit Committee. Mr. Gordon serves as a director of Mountain View Electric Association, Inc. Mr. Gordon owns and operates Gordon Insurance, an independent insurance agency with offices in Calhan, Flagler, Limon and Sterling, Colorado.
Dewey Hageman has served on the Board since January 2026. He is a member of the External Affairs-Member Relations Committee. Mr. Hageman serves as President of Wyrulec Company. Mr. Hageman is a self-employed cattle rancher.
Ronald Hilkey has served on the Board since March 2014. He is a member of the Engineering and Operations Committee. Mr. Hilkey serves as a director of White River Electric Association, Inc. Mr. Hilkey is a retired law enforcement officer and the previous owner of Adams Lodge Outfitters.
Larry Hoozee has served on the Board since August 2023. He is a member of the Finance and Audit Committee. Mr. Hoozee serves as a director of Morgan County Rural Electric Association. He operates his family farm and ranch.
Joe Hoskins has served on the Board since April 2022. He is a member of the External Affairs-Member Relations Committee. Mr. Hoskins serves as a trustee of Continental Divide Electric Cooperative, Inc. He is a retired manager for Maynard Buckles.

Zane Shanon Nunn has served on the Board since August 2024. He is a member of the External Affairs-Member Relations Committee. Mr. Nunn serves as a trustee of Columbus Electric Cooperative, Inc. He owns and operates the Hidden Valley Ranch RV Resort located in southern New Mexico.
Steve M. Rendon has served on the Board since October 2017. He is a member of the Finance and Audit Committee. Mr. Rendon serves as President of Northern Rio Arriba Electric Cooperative, Inc. He is a retired teacher with the Chama Valley Schools.
Corey Robinson has served on the Board since July 2024. He is a member of the External Affairs-Member Relations Committee. Mr. Robinson serves as a director of Empire Electric Association Inc. Mr. Robinson is a freelance filmmaker and owns Corey Robinson Films LLC.
Peggy A. Ruble has served on the Board since April 2017. She is a member of the Engineering and Operations Committee. Ms. Ruble serves as Vice President of Garland Light & Power Company. She is a retired executive assistant to the Park County Board of County Commissioners in Cody, Wyoming.
Roger L. Schenk has served on the Board since April 2019. He serves as Chairman of the Finance and Audit Committee. Mr. Schenk serves as a director of Y–W Electric Association, Inc. He is owner and operator of a farm.
Gary Shaw has served on the Board since June 2019. He is a member of the Engineering and Operations Committee. Mr. Shaw serves as Secretary of Springer Electric Cooperative, Inc. He is President and owner of Chateau Hill Ranch Company and Chateau Hill Cattle Company.
Darryl Sullivan has served on the Board since December 2013. He is a member of the Engineering and Operations Committee. Mr. Sullivan serves as a trustee of Sierra Electric Cooperative, Inc. He is a farmer and rancher in Monticello, New Mexico. He is a hat maker. He is also a western store owner and owner of Concrete Ditch‑Lazer Level.
Kevin Thomas has served on the Board since May 2022. He is a member of the Finance and Audit Committee. Mr. Thomas serves as a director for High West Energy, Inc. He is a retired school administrator.
Clay Thompson has served on the Board since July 2020. He is a member of the Engineering and Operations Committee. Mr. Thompson serves as a director for Carbon Power & Light, Inc. Mr. Thompson is retired from the USDA Natural Resources Conservation Service and the U.S. Navy Reserves. He owns and operates the family ranch in Laramie, Wyoming.
Wesley Ullrich has served on the Board since April 2023. He is a member of the External Affairs-Member Relations Committee. Mr. Ullrich serves as Secretary of Roosevelt Public Power District. He is a self‑employed farmer.
Morgan Weinberg has served on the Board since March 2024. He is a member of the External Affairs-Member Relations Committee. Mr. Weinberg serves as a director of Gunnison County Electric Association. He is a former managing partner of a ski manufacturer called Romp Skis LLC and currently works as a business and manufacturing consultant.
William Wilson has served on the Board since October 2019. He is a member of the External Affairs-Member Relations Committee. Mr. Wilson serves as a director at Niobrara Electric Association, Inc. He is a cattle rancher and owner of Wilson Ranch LLC.
Audit Committee Financial Expert
Tri-State does not have an audit committee financial expert due to its cooperative governance structure and the fact that the Board consists of one representative from its Utility Members, unless a Utility Member has either waived or declined representation. Such representative must be a general manager, director or trustee of such member.

Executive Officers
The following table sets forth the names and positions of Tri-State's executive officers and their ages as of March 1, 2026:

NAME	AGE	POSITION
Duane Highley	64	Chief Executive Officer
Bryan R. Davis	44	Senior Vice President, Chief Financial Officer
Elda de la Peña	61	Chief Administrative Officer and Chief Human Resources Officer
Robert Frankmore	53	Chief of Staff
Christopher Pink	54	Senior Vice President, Operations
Jerome "Jay" Sturhahn	53	Senior Vice President, General Counsel
Lisa Tiffin	57	Chief Commercial Officer
Duane Highley is the Chief Executive Officer and has served in that position since April 2019. Mr. Highley previously served as President and CEO of Arkansas Electric Cooperative Corporation and Arkansas Electric Cooperatives, Inc. and has over 43 years of experience with electric cooperatives. He has a bachelor’s and master’s degree from Missouri University of Science and Technology and completed the Harvard Business School Advanced Management Program. Mr. Highley serves as the co-chair of the Electric Subsector Coordinating Council and is the recipient of the Keystone Policy Center’s 2023 Leadership Award.
Bryan R. Davis is the Senior Vice President, Chief Financial Officer and has served in that position since September 2025. Mr. Davis previously held various finance and accounting roles over 13 years with Xcel Energy, most recently as Area Vice President, Operating Company Finance. He holds a Bachelor of Science and Master of Accountancy degrees from Brigham Young University and is a Certified Public Accountant.
Elda de la Peña is the Chief Administrative Officer and Chief Human Resources Officer and has served in that position since June 2022. Ms. de la Peña’s title changed from Senior Vice President, People and Culture and Chief Human Resource Officer to her current title when she assumed additional responsibilities including management of information technology. Ms. de la Peña previously served as Senior Manager, Employee Services and has served in numerous human resources roles since joining Tri-State in 1997. She has a master’s degree in language and interpersonal communication and is a Society for Human Resource Management Senior Certified Professional and an Human Resource Certification Institute certified Senior Professional in Human Resources.
Robert Frankmore is the Chief of Staff and has served in that position since June 2022. Mr. Frankmore previously served as Tri-State's Vice President, Strategy. Prior to joining Tri-State in 2014, he served as Senior Vice President at Hill & Knowlton Strategies. Mr. Frankmore has over 23 years of experience in the energy industry and over 28 years of experience in governmental relations, communications and public affairs. He has a Bachelor of Arts degree in political science from Colorado State University.
Christopher Pink is the Senior Vice President, Operations and has served in that position since April 2024. Mr. Pink previously served as Tri-State's Vice President of Engineering and Construction and has served in numerous transmission planning and engineering roles since joining Tri-State in 2008. He holds a Master's in Engineering Systems and a Bachelor's in Electrical Engineering from the Colorado School of Mines. He has over 21 years of experience in the energy sector.
Jerome “Jay” Sturhahn is the Senior Vice President, General Counsel and has served in that position since October 2022. Prior to joining Tri-State, Mr. Sturhahn practiced law in Denver, Colorado as a member at Sherman & Howard L.L.C., including representing Tri-State on litigation and regulatory matters. He has a Bachelor of Arts degree from Yale University and a Jurisprudence Doctor degree from the University of Michigan Law School. He has over 25 years of legal experience.
Lisa Tiffin is the Chief Commercial Officer and has served in that position since April 2024. Ms. Tiffin’s title changed from Senior Vice President, Energy Management to her current title when she assumed additional responsibilities. Ms. Tiffin previously served as Tri-State's Vice President of Planning and Analytics and has served in numerous planning and load forecasting roles since first joining Tri-State in 2004. She has a Bachelor of Science degree from MacMurray College. She has over 31 years of experience in the electric utility industry.

Code of Ethics
Tri-State has a code of ethics policy that applies to its employees including its principal executive officer, principal financial officer and principal accounting officer. A copy of this policy is available on Tri-State's website, www.tristate.coop.
Insider Trading Policy
Tri-State has a Board Policy for Insider Trading that prohibits the purchase of Tri-State's securities by its directors, officers, and employees. A copy of the Board Policy for Insider Trading is included in Exhibit 19.1 to this annual report on Form 10‑K.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
General Philosophy
Tri-State's compensation and benefits program is designed to provide a total compensation package that is competitive within the electric cooperative industry and the geographic areas in which its employees live and work. Tri-State's goal is to attract and retain competent personnel and to encourage superior performance by recognition and reward for individual ability and performance.
Total Compensation Package.  Tri-State compensates its Chief Executive Officer and other executive officers through use of a total rewards package that includes base salary and benefits. Tri-State's Chief Executive Officer’s base salary is based upon performance and national salary data provided by various surveys for positions with similar responsibilities.
Process.  The Executive Committee of Tri-State's Board recommends on an annual basis the compensation for its Chief Executive Officer to the entire Board and the Board approves such compensation. Tri-State's Board has delegated to its Chief Executive Officer the authority to establish and adjust compensation for all other employees. The compensation for all other employees, including executive officers, is determined by the Chief Executive Officer based upon performance and market‑based salary data.
Base Salaries.  As an electric cooperative, Tri-State does not have publicly traded stock and as a result does not have equity‑based compensation programs. For this reason, substantially all of Tri-State's monetary compensation to its executive officers is provided in the form of base salary. Tri-State provides its executive officers with a level of cash compensation in the form of base salary that is commensurate with the duties and responsibilities of their positions as well as job performance. These salaries are determined based on market data for positions with similar responsibilities.
Bonuses.  As a general practice, Tri-State does not normally issue bonuses to executive officers. However, on occasion, a discretionary cash bonus may be awarded by the Chief Executive Officer to the executive officers. Tri-State's Board has the authority to award a bonus to the Chief Executive Officer if deemed appropriate.
Retention Agreements.  The Chief Executive Officer, with the approval of Tri-State's Board, has in the past executed retention agreements for certain executive officers and other employees as deemed appropriate from time to time. Tri-State currently has no retention agreements with its executive officers.
Retirement Plans
Defined Benefit Plan.  Tri-State participates in the RS Plan, a noncontributory, defined benefit, multiemployer master pension plan which is available to all of its executive officers hired prior to May 1, 2021. This plan is a qualified pension plan under IRC Section 401(a). Benefits, which accrue under the plan, are based upon the employee’s annual base salary as of November 15 of the previous year, their years of benefit service and the plan multiplier.
401(k) Plans. Tri-State offers one 401(k) plan to all of its employees. Tri-State contributes 1 percent of employee base salary for all executive officers hired prior to May 1, 2021. All executive officers hired May 1, 2021 or later are eligible for a maximum employer contribution of 10 percent which includes an employer base contribution and an employer match up to IRS allowed annual maximum.
All employees are eligible to contribute up to 75 percent of their salary on a pre-tax basis. Under all plans, total 401(k) contributions are not to exceed annual IRS limitations which are set annually. Employees who have attained age 50 in a calendar year are eligible for the catch-up contribution with maximum contribution limits determined annually by the IRS.

NRECA Pension Restoration Plan and Executive Benefit Restoration Plan. Tri-State participates in the NRECA Pension Restoration Plan and the NRECA Executive Benefit Restoration Plan, both of which are intended to provide a supplemental benefit to the defined benefit plan for an eligible group of highly compensated employees with a hire date prior to May 1, 2021. Eligible employees include the Chief Executive Officer and any other employees that become eligible. Executive officers with a hire date prior to May 1, 2021 participate in either the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. Eligibility is determined annually and is based on January 1 base salary that exceeds the limits of the RS Plan. The funds for the NRECA Executive Benefit Restoration Plan are held in trust by a third-party bank, and the funds are subject to claims by Tri-State's creditors in the event of insolvency. Executive officers hired May 1, 2021 or later are not eligible for either plan.
Executive Deferred Compensation Plan. Tri-State offers a non-qualified executive deferred compensation plan for an eligible group of highly compensated employees, which includes all executive officers. Eligible employees can contribute up to 30 percent of their salary on a pre-tax basis. Executive officers hired May 1, 2021 or later who are not eligible for the RS Plan, the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan are eligible for a 10 percent contribution from Tri-State to the executive deferred compensation plan.
Perquisites and Other Benefits
The Chief Executive Officer and the other executive officers receive the same health and welfare benefit plans and sick time as all employees. In addition to these benefits, they also receive the following:
•Company vehicle or monthly auto allowance: the Chief Executive Officer and other executive officers are provided their choice of a company vehicle for both business and personal use or a monthly stipend as an auto allowance. There are no restrictions on usage for company vehicles. If a company vehicle is provided, these vehicles are considered compensation, which is grossed up for income taxes. If an executive officer elects the monthly auto allowance, it is paid monthly and grossed up for income taxes.
•Vacation: Executive officers currently accrue vacation at the rate of six weeks per year. They may accrue up to a maximum of 1,040 hours of vacation.
Compensation Committee Report
The Executive Committee serves as the compensation committee of Tri-State's Board and has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, has recommended to the Board its inclusion in this annual report on Form 10-K.
Executive Committee Members:
Timothy A. Rabon
Donald Keairns
Charles A. Abel, II
Stuart Morgan
Thaine Michie
Scott Wolfe
William Bridges
Arthur W. Connell
Douglas Shawn Turner
Compensation Committee Interlocks and Insider Participation
As described above, the Executive Committee of the Board recommends the compensation for Tri-State's Chief Executive Officer to the entire Board and the Board approves the compensation. Tri-State's Board has delegated to its Chief Executive Officer the authority to establish and adjust compensation for all other employees other than himself. Timothy A. Rabon, Donald Keairns, Julie Kilty Stuart Morgan, Thaine Michie, Scott Wolfe, Charles A. Abel, II, Arthur W. Connell, and Douglas Shawn Turner serve as members of the Executive Committee during the last fiscal year.
Other than as noted below, no member of the Executive Committee is, or previously was, an officer or employee of Tri-State during the last fiscal year. Mr. Rabon is Tri-State's Chairman and President, Mr. Keairns is Tri-State's Vice Chairman, Ms. Kilty was Tri-State's Secretary, Mr. Morgan is Tri-State's Treasurer, Mr. Michie is Tri-State's Assistant Secretary, and Mr. Wolfe is Tri-State's Assistant Secretary. All of the members of Tri-State's Executive Committee are directors of the Utility

Members. Each of the Utility Members has a wholesale electric service contract with Tri-State and Tri-State received revenue from each of its Utility Members in excess of $120,000 in 2025.
Executive Compensation
Summary Compensation Table
The following table sets forth information concerning compensation awarded to, earned by or paid to Tri-State's principal executive officer, principal financial officer and its three other most highly paid executive officers (based on total compensation for 2025). The table also identifies the principal capacity in which each of these executive officers serves or served.

Name and Title	Year	Salary	Change in pension value and nonqualified deferred compensation		Bonus	All other compensation (2)	Total
Duane Highley (1)	2025	$1,722,077	$483,443		$—	$84,459	$2,289,979
Chief Executive Officer	2024	1,666,968	—		—	75,002	1,741,970
	2023	1,555,645	—		—	60,393	1,616,038
Bryan R. Davis (3)	2025	169,104	27,500		—	74,408	271,012
Senior VP/CFO
Todd Telesz (4)	2025	393,196	—		—	67,032	460,228
Former Senior VP/CFO	2024	542,502	25,501		140,350	105,216	813,569
Clifton Karnei (5)	2025	177,228	—		—	66,149	243,377
Interim CFO
Jerome Sturhahn	2025	801,303	43,138		—	126,313	970,754
Senior VP, General	2024	726,871	40,632		—	107,196	874,699
Counsel	2023	724,019	39,243		—	108,217	871,479
Elda de la Peña	2025	533,681	1,079,927		—	55,166	1,668,774
Chief Administrative	2024	513,155	565,524		70,176	52,496	1,201,351
Officer/CHRO	2023	465,378	—	(6)	—	47,812	513,190
Christopher Pink (7)	2025	473,040	384,489		—	70,406	927,935
Senior VP, Operations	2024	425,757	117,722		—	89,208	632,687
	2023	263,934	—	(8)	—	35,527	299,461
___________________________________________________
(1)Mr. Highley quasi-retired on January 8, 2024 from the RS Plan, at which time the benefit calculation started over on January 9, 2024. Therefore, the change in value of the plan from December 31, 2024 to December 31, 2023 was a negative $2,759,177.
(2)Includes retention agreement payments, if applicable, monthly auto allowance or personal use of auto which is grossed up to cover taxes, relocation benefits, employer 401(k) and non-qualified executive plan contribution, pension restoration plan payout, if applicable, group term life, and employer paid premium for medical and dental.
(3)Effective September 15, 2025, Mr. Davis became an employee and Tri-State's Senior Vice President, Chief Financial Officer at which time Mr. Karnei became Special Advisor to Tri-State. Mr. Davis is eligible for the executive non-qualified deferred compensation plan.
(4)Mr. Telesz resigned on June 13, 2025.
(5)Mr. Karnei served as the Interim Chief Financial Officer from June 16, 2025 to September 14, 2025. Mr. Karnei was not eligible for the RS Plan nor the executive non-qualified deferred compensation plan.
(6)For Ms. Peña, the lump sum of the RS Plan decreased by $14,752 from 2022 to 2023.
(7)Mr. Pink became Senior Vice President, Operations on April 4, 2024.
(8)Mr. Pink's lump sum value of the RS Plan decreased by $219,717 from 2022 to 2023.

Defined Benefit Plan
As described above, executive officers with a hire date prior to May 1, 2021 are eligible for the RS Plan and participate in either the NRECA Pension Restoration Plan or the NRECA Executive Benefit Restoration Plan. The following table lists the estimated values under the RS Plan and both restoration plans as of December 31, 2025. As a result of changes in Internal Revenue Service regulations, the annual base salary used in determining benefits is limited to $350,000 effective January 1, 2025.

Name	Number of years Credited Service as of December 31, 2025	RS Plan Present Value of Accumulated Benefit as of December 31, 2025	Pension Restoration Plans Present Value of Accumulated Benefit as of December 31, 2025	Payments During 2025
Duane Highley (1)	6 years, 9 months	$60,541	$6,532,442	None
Elda de la Peña	27 years, 8 months	2,681,731	916,475	None
Christopher C. Pink	17 years, 3 months	970,673	83,924	None
________________________________________
(1)Mr. Highley began employment with Tri-State on April 1, 2019. He has 6 years 9 months of service with Tri-State and a total of 40 years and 6 months in the RS Plan due to prior years of participation at previous employers. His participation in the NRECA Executive Benefit Restoration Plan started anew on April 1, 2019. Duane Highley received a quasi-retired lump sum on January 8, 2024 from the RS Plan. On January 9, 2024, Mr. Highley began accruing a new pension plan benefit. Number of years credited for the NRECA Executive Benefit Restoration Plan is 6 years, 9 months.
The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service multiplied by the average of his or her highest annual salary in five of the last ten years multiplied by 1.9 percent. The value listed in the table is the actual lump sum value that would have been payable to the executive officer if they had terminated employment on December 31, 2025.
Non-Qualified Executive Deferred Compensation Plan
As described above, executive officers hired May 1, 2021 or later who are not eligible for the RS Plan are eligible for the non-qualified executive deferred compensation plan. The following table lists the contributions during the last fiscal year and balance as of December 31, 2025 for this plan.

Name	Executive contributions in last fiscal year	Tri-State's contributions in last fiscal year (1)	Aggregate earnings in last fiscal year	Aggregate withdraws/distributions	Aggregate balance as of December 31, 2025
Jerome Sturhahn	$45,357	$43,138	$18,069	None	$239,711
Bryan R. Davis	—	27,500	43	None	27,457
(1)Tri-State's non-qualified executive plan contributions are included in the all other compensation in the Summary Compensation Table above for these individuals.
As described above, the above individuals are eligible for a 10 percent contribution from Tri-State to the executive deferred compensation plan.

Chief Executive Officer Pay Ratio
The 2025 compensation disclosure ratio of the median annual total compensation of all Tri-State's employees to the annual total compensation of its Chief Executive Officer is as follows:

Category and Ratio	2025 Total Compensation (1)
Median annual total compensation of all employees (excluding Chief Executive Officer)	$191,973
Annual Total Compensation of Duane Highley, Chief Executive Officer	2,289,979
Ratio of the median annual total compensation of all employees to the annual total compensation of Duane Highley, Chief Executive Officer	1.0:12
__________________________________________________
(1)Includes change in pension value from 2024 to 2025 and if the change was negative, zero was used in the calculation.
Tri-State identified its median employee by ranking the 2025 W-2 Box 5 wages of all active employees, excluding the Chief Executive Officer, as of December 31, 2025. No assumptions, adjustments or annualization were applied.
Tri-State reviewed the initially identified median employee and the three employees above and below that employee to assess the impact of pension and other compensation values. Because pension and other compensation differences were material, the median employee was revised based on total compensation. The median employee's total compensation was then calculated using the same methodology applied to named executive officers.
Tri-State's Chief Executive Officer Pay Ratio is a reasonable estimate calculated in accordance with Item 402(u) of Regulation S-K and may not be comparable to ratios reported by other companies.
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
Board of Directors
Tri-State's Board, excluding the Chairman and President, are compensated per Board policy as follows:
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
5)The allowance for meal expenses of a director incurred in the Denver metropolitan area in connection with attendance at meetings is at the published maximum IRS allowable per diem rate, for the Denver metropolitan area. A director may stay at a hotel approved by Tri-State, the Chairman and President, or the Executive Committee in the Denver metropolitan area in connection with attendance at meetings at no charge to the director. All meetings attended by directors outside of the Denver metropolitan area will be reimbursed for actual receipted expenses for meals and lodging incurred at such meetings.
Directors are authorized to attend other meetings or functions at Tri-State's expense only with the authorization of the Board or the Chairman and President, or in the absence of those, with the authorization of the Vice Chairman upon consultation with and consent of any member of the Executive Committee.
Directors' Deferred Compensation Plan
Tri-State's Board, including the Chairman and President of the Board, are eligible to participate in the Directors’ Elective Deferred Fees Plan. This plan allows for deferral of director’s fees into an unfunded and unsecured plan under Section 409A of the Internal Revenue Code. Under this plan, the funds are held in trust by a third-party bank and the funds are subject to claims by Tri-State's creditors in the event of insolvency.
Board of Directors Compensation Table
The following table sets forth information concerning fees earned or paid to Tri-State's Board in 2025 for services rendered. Director fees are earned or paid in cash after submission of receipts to Tri-State. Directors are also reimbursed for expenses as described above.

Name	2025 Board Fees (1)
Charles A. Abel, II	$18,750
Leroy Anaya	26,000
Robert Baca	29,500
Lucas Bear (3)	16,500
Robert Bledsoe	22,000
Lawrence Brase	21,250
Leo Brekel	13,250
William Bridges	29,500
Robert Brockman	18,500
Matt M. Brown (2)	7,000
Arthur W. Connell	24,000
Kevin Cooney	24,000
Elias Coriz	26,000
Bret Gardner (3)	8,500
Joel Gilbert	19,875
Rick Gordon	14,500
Ronald Hilkey	13,000
Larry Hoozee	18,250
Joe Hoskins	24,000
Donald Keairns	50,625
Julie Kilty (2)	32,125
Thaine Michie	20,250
Stuart Morgan	25,250
Zane Shanon Nunn	27,250
Timothy A. Rabon	166,154
Steve M. Rendon	28,000
Corey Robinson	21,750
Peggy A. Ruble	22,000
Roger L. Schenk	22,750
Gary Shaw	19,750
Kevin Stuart (2)	16,750
Darryl Sullivan	24,700
Kevin Thomas	13,000
Clay Thompson	18,750
Douglas Shawn Turner	24,750

Wesley Ulrich	17,750
Morgan Weinberg	18,750
William Wilson	17,750
Scott Wolfe	21,500
Phillip Zochol (2)	8,750
____________________________________
(1)Various directors have deferred a total of $16,800 of the actual Board fee payments made in 2025.
(2)Individual not currently on the Board.
(3)New to Board in 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Tri-State is owned by its Members because it is a cooperative. Each director, as required by Tri-State's Bylaws, is a general manager, director or trustee of the Utility Member that it represents on Tri-State's Board. Each Utility Member has a wholesale electric service contract with Tri-State and Tri-State received revenue from each Utility Member in excess of $120,000 in 2025.
Other than as described above, in 2025, Tri-State had no transactions with any related persons that exceeded $120,000 and there are currently no proposed transactions with any related persons that exceed $120,000.
Tri-State's Board has adopted a conflicts of interest policy that sets forth guidelines for the approval of any related party transaction and requires that its directors, senior management, and certain employees annually report and supplement as needed to the Chairman and President of the Board all personal and business relationships that could influence decisions related to Tri-State's operation and management, as well as any relationships that could give the appearance of influencing such decisions.
Director Independence
Tri-State's Bylaws set forth the specific requirements regarding the composition of Tri-State's Board. See "DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE –Directors" for a description of these requirements.
In addition to meeting the requirements set forth in Tri-State's Bylaws, all current directors satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet all the requirements set forth in the Bylaws. Although Tri-State does not have any securities listed on the NASDAQ Stock Market, Tri-State used its independence criteria to make this determination in accordance with applicable SEC rules.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for services provided by Tri-State's independent registered accounting firm, Deloitte & Touche LLP, for the two most recent fiscal years.

	2025	2024
Audit Fees (1)	$827,800	$782,200
Audit-Related Fees (2)	—	—
Tax Fees (3)	28,620	27,000
All Other Fees (4)	—	—
Total	$856,420	$809,200
_____________________________________________________________
(1)Audit of annual consolidated financial statements and review of interim consolidated financial statements included in SEC filings and services rendered in connection with financings, including comfort letters, consents, and comment letters. Also includes audit of the financial statements included in the annual FERC Form 1 filing.
(2)Other audit-related services generally relate to accounting consultations pertaining to accounting standards impacting future periods. There were no such services or related fees during 2024 and 2025.
(3)Professional tax services including tax consulting and tax return compliance.
(4)All other fees.

For the two most recent fiscal years, other than those fees listed above, Tri-State did not pay Deloitte & Touche LLP any fees for any other products or services.
Pre-Approval Policy
All audit, tax, and other services, and related fees, to be performed by Tri-State's independent registered accounting firm must be reviewed by the Finance and Audit Committee and approved by Tri-State's Board. In the event that time does not allow for Finance and Audit Committee review and Board pre-approval of non-audit fees, non-audit service may be performed by the independent registered accounting firm if pre-approved by both the Chairman and the Vice-Chairman of the Finance and Audit Committee. The Finance and Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services for approval by Tri-State's Board. Committee review and Board pre-approval is granted usually at regularly scheduled meetings. During 2024 and 2025, all services performed by Tri-State's independent registered accounting firm was approved or pre-approved in accordance with this policy.

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

4.1.7†
Supplemental Master Mortgage Indenture No. 45, dated and effective as of March 23, 2023, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.7 to the Registrant’s Form 10-K filed on March 19, 2025, File No. 333-212006.)

4.1.8†
Supplemental Master Mortgage Indenture No. 46, dated and effective as of December 19, 2023, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.7 to the Registrant’s Form 10-K filed on March 15, 2024, File No. 333-212006.)

4.1.9†
Supplemental Master Mortgage Indenture No. 47, dated and effective as of December 12, 2024, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.9 to the Registrant’s Form 10-K filed on March 19, 2025, File No. 333-212006.)

4.1.10†
Supplemental Master Mortgage Indenture No. 48, dated and effective as of June 18, 2025, between Tri‑State Generation and Transmission Association, Inc. and U.S. Bank Trust Company, National Association as (successor) trustee (Filed as Exhibit 4.1.10 to the Registrant’s Form 10-Q filed on August 8, 2025, File No. 333-212006.)

4.2†
Exchange and Registration Rights Agreement, dated October 30, 2014, between Tri‑State Generation and Transmission Association, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 4.2 to the Registrant’s Form S-4 Registration Statement, File No. 333-203560.)

4.3†	Form of Exchange Bond for 4.70% First Mortgage Bonds, Series 2014E‑2, due 2044 (Filed as Exhibit 4.4 to the Registrant’s Form S-4 Registration Statement, File No. 333-203560.)
4.4†
Exchange and Registration Rights Agreement, dated May 23, 2016, between Tri‑State Generation and Transmission Association, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC (Filed as Exhibit 4.2 to the Registrant’s Form 8‑K filed on May 23, 2016, File No. 333‑203560.)

4.5†	Form of Exchange Bond for 4.25% First Mortgage Bonds, Series 2016A, due 2046 (Filed as Exhibit 4.3 to the Registrant’s Form S-4 Registration Statement, File No. 333-212006.)
4.6.1*	Term Loan Agreement, dated December 6, 2012, between Tri‑State and CoBank, ACB
4.6.2*	Secured Promissory Note, dated December 6, 2012, from Tri‑State to CoBank, ACB, related to Loan No. 002660317, in the original amount of $100,000,000
4.7.1*	Term Loan Agreement, dated October 31, 2014, between Tri‑State and CoBank, ACB
4.7.2*	First Amendment to Term Loan Agreement, dated May 25, 2023, between Tri‑State and CoBank, ACB
4.7.3*	Promissory Note, dated November 4, 2014, from Tri‑State to CoBank, ACB, related to term loan A 002847868, in the original amount of $68,345,000
4.7.4*	Promissory Note, dated November 4, 2014, from Tri‑State to CoBank, ACB, related to term loan B 002847716, in the original amount of $102,220,000
4.8.1*	Term Loan Agreement, dated December 11, 2018, between Tri‑State and CoBank, ACB
4.8.2*	First Amendment to Term Loan Agreement, dated May 25, 2023, between Tri‑State and CoBank, ACB
4.8.3*	Promissory Note, dated December 11, 2018, from Tri‑State to CoBank, ACB, related to term loan A 003170483, in the original amount of $55,180,926
4.8.4*	Promissory Note, dated December 11, 2018, from Tri‑State to CoBank, ACB, related to term loan B 003170567, in the original amount of $69,819,074
4.9.1*	Term Loan Agreement, dated June 24, 2020, between Tri‑State and CoBank, ACB
4.9.2*	First Amendment to Term Loan Agreement, dated May 25, 2023, between Tri‑State and CoBank, ACB
4.9.3*	Promissory Note, dated June 24, 2020, from Tri‑State to CoBank, ACB, related to term loan No. 30080493, in the original amount of $125,000,000
4.10.1*	Loan Agreement, dated October 31, 2014, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.10.2*	First Amendment to Loan Agreement, dated March 6, 2023, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.10.3*	Secured Promissory Note, dated October 31, 2014, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to Loan C‑0047‑9077, in the original amount of $102,220,000
4.11.1*	Loan Agreement, dated October 31, 2014, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.11.2*	Secured Promissory Note, dated October 31, 2014, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to loan C‑0047‑9078, in the original amount of $68,300,000
4.12.1*	Loan Agreement, dated June 24, 2020, between Tri‑State and National Rural Utilities Cooperative Finance Corporation

4.12.2*	First Amendment to Loan Agreement, dated March 6, 2023, between Tri‑State and National Rural Utilities Cooperative Finance Corporation
4.12.3*	Secured Promissory Note, dated June 24, 2020, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to loan C‑0047‑A-9080, in the original amount of $50,000,000
4.12.4*	Secured Promissory Note, dated June 24, 2020, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, related to loan C‑0047‑A-9081, in the original amount of $50,000,000
4.13*	Amended and Restated Bond, dated October 2, 2017, pursuant to the Trust Indenture, dated February 1, 2009, between Moffat County, Colorado and U.S. Bank Trust Company, National Association, as (successor) trustee, in the original amount of $46,800,000 related to Pollution Control Refunding Revenue Bonds, Series 2009B.
4.14.1*	Notes, dated October 31, 2014, from Tri‑State to various purchasers, relating to Series 2014B Note Purchase Agreement
4.14.2*	Notes, dated December 12, 2017, from Tri‑State to various purchasers, relating to 2017 Note Purchase Agreement
4.14.3*	Notes, dated April 12, 2018, from Tri‑State to various purchasers, relating to 2017 Note Purchase Agreement
4.15*	Note, dated October 21, 2003, from Springerville Unit 3 Holding to Wilmington Trust Company, relating to Tri‑State 2003‑Series B Pass Through Trust, in the original amount of $405,000,000, due in 2033
4.16.1*	Tri‑State First Mortgage Bond, dated June 8, 2010, related to Series 2010A due in 2040, in the principal amount of $400,000,000
4.16.2*	Tri‑State First Mortgage Bond, dated October 8, 2010, related to Series 2010A due in 2040, in the principal amount of $100,000,000
4.17*	Term Loan Agreement, dated as of December 12, 2024, between Tri‑State, as borrower, and Wells Fargo Bank, National Association
4.17.1*	Secured Promissory Note, dated December 12, 2024, from Tri‑State to Wells Fargo Bank, National Association, relating to Term Loan Agreement, in the original amount of $200,000,000
4.18*	Renewable Secured Revolving Credit Agreement, dated as of June 18, 2025, between Tri‑State, as borrower, , each lender from time to time party thereto, including National Rural Utilities Cooperative Finance Corporation, as administrative agent
4.18.1*	Secured Promissory Note, dated June 18, 2025, from Tri‑State to National Rural Utilities Cooperative Finance Corporation, as administrative agent, in the original amount of $250,000,000
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

10.4.1†
Form of All Requirements Wholesale Electric Service Contract, between Tri-State and applicable Utility Members (Filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed on June 6, 2025, File No. 333‑203560.)

10.4.2	Wholesale Electric Service Contract, dated July 1, 2007, between Tri‑State and applicable Utility Members
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

19.1†	Board Policy for Insider Trading (Filed as Exhibit 19.1 to the Registrant’s Form 10-K filed on March 19, 2025, File No. 333-212006.)
21.1	Subsidiaries of Tri‑State Generation and Transmission Association, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Bryan R. Davis (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bryan R. Davis (Principal Financial Officer).
95	Mine Safety and Health Administration Safety Data.
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________________________________________________
*    Pursuant to Item 601(b)(4)(iii) of Regulation S‑K, this document(s) is not filed herewith. Tri-State hereby agree to furnish a copy to the SEC upon request.
**    Management contract or compensatory plan arrangement.
†    Incorporated herein by reference.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI‑STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
Date: March 6, 2026	By:	/s/ DUANE HIGHLEY
		Name:	Duane Highley
		Title:	Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DUANE HIGHLEY	Chief Executive Officer (principal executive officer)	March 6, 2026
Duane Highley

/s/ BRYAN R. DAVIS	Senior Vice President, Chief Financial Officer (principal financial officer)	March 6, 2026
Bryan R. Davis

/s/ DENNIS J. HRUBY	Vice President Controller (principal accounting officer)	March 6, 2026
Dennis J. Hruby

/s/ TIMOTHY A. RABON	Chairman, President and Director	March 6, 2026
Timothy A. Rabon

/s/ DONALD KEAIRNS	Director	March 6, 2026
Donald Keairns

/s/ CHARLES A. ABEL, II	Director	March 6, 2026
Charles Abel II

/s/ STUART MORGAN	Director	March 6, 2026
Stuart Morgan

/s/ THAINE MICHIE	Director	March 6, 2026
Thaine Michie

/s/ SCOTT WOLFE	Director	March 6, 2026
Scott Wolfe

Director
William Bridges

/s/ ARTHUR W. CONNELL	Director	March 6, 2026
Arthur W. Connell

/s/ DOUGLAS SHAWN TURNER	Director	March 6, 2026
Douglas Shawn Turner

/s/ LEROY ANAYA	Director	March 6, 2026
Leroy Anaya

/s/ ROBERT BACA	Director	March 6, 2026
Robert Baca

/s/ LUCAS BEAR	Director	March 6, 2026
Lucas Bear

/s/ ROBERT BLEDSOE	Director	March 6, 2026
Robert Bledsoe

/s/ LAWRENCE BRASE	Director	March 6, 2026
Lawrence Brase

/s/ LEO BREKEL	Director	March 6, 2026
Leo Brekel

/s/ ROBERT BROCKMAN	Director	March 6, 2026
Robert Brockman

/s/ DAN CARNINE	Director	March 6, 2026
Dan Carnine

/s/ KEVIN COONEY	Director	March 6, 2026
Kevin Cooney

/s/ ELIAS CORIZ	Director	March 6, 2026
Elias Coriz

/s/ BRET GARDNER	Director	March 6, 2026
Bret Gardner

/s/ JOEL GILBERT	Director	March 6, 2026
Joel Gilbert

/s/ RICK GORDON	Director	March 6, 2026
Rick Gordon

/s/ DEWEY HAGEMAN	Director	March 6, 2026
Dewey Hageman

/s/ RONALD HILKEY	Director	March 6, 2026
Ronald Hilkey

/s/ LARRY HOOZEE	Director	March 6, 2026
Larry Hoozee

/s/ JOE HOSKINS	Director	March 6, 2026
Joe Hoskins

/s/ ZANE SHANON NUNN	Director	March 6, 2026
Zane Shanon Nunn

/s/ STEVE M. RENDON	Director	March 6, 2026
Steve M. Rendon

/s/ COREY ROBINSON	Director	March 6, 2026
Corey Robinson

/s/ PEGGY A. RUBLE	Director	March 6, 2026
Peggy A. Ruble

/s/ ROGER L. SCHENK	Director	March 6, 2026
Roger L. Schenk

/s/ GARY SHAW	Director	March 6, 2026
Gary Shaw

/s/ DARRYL SULLIVAN	Director	March 6, 2026
Darryl Sullivan

/s/ KEVIN THOMAS	Director	March 6, 2026
Kevin Thomas

/s/ CLAY THOMPSON	Director	March 6, 2026
Clay Thompson

/s/ WESLEY ULLRICH	Director	March 6, 2026
Wesley Ullrich

/s/ MORGAN WEINBERG	Director	March 6, 2026
Morgan Weinberg

Director
William Wilson