Form 10-Q
period 2026-03-31
Tri-State Generation & Transmission Association, Inc.
filed 2026-05-08
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between Tri-State and CFC, as administrative agent
2023 ERP	Tri-State's 2023 Electric Resource Plan filed with the COPUC
2026 Credit Agreement	Second Amended and Restated Credit Agreement, dated as of April 21, 2026, between Tri-State and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Board	Board of Directors
BYOR	Bring Your Own Resource
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of Tri-State
COPUC	Colorado Public Utilities Commission
CRPPD	Chimney Rock Public Power District
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in our Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in our Master Indenture)
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	Accounting principles generally accepted in the United States
IRA	Inflation Reduction Act of 2022
Jemez	Jemez Mountains Electric Cooperative, Inc.
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between Tri-State and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
Members	Tri-State's Utility Members and Non-Utility Members
MPEI	Mountain Parks Electric, Inc.
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
New Era Program	USDA's Empowering Rural America Program
Non-Utility Members	Tri-State's non-utility members
NRPPD	Northwest Rural Public Power District
OATT	Open Access Transmission Tariff
PREMA	Panhandle Rural Electric Membership Association
Renewable Revolving Credit Agreement	Renewable Revolving Credit Agreement, dated as of June 18, 2025, between Tri-State and CFC, as administrative agent
RPPD	Roosevelt Public Power District
RUS	Rural Utilities Service

S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of Tri-State
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
United Power	United Power, Inc.
USDA	United States Department of Agriculture
Utility Members	Tri-State's electric distribution member systems
WBPPD	Wheat Belt Public Power District

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
Although Tri-State believes that in making these forward-looking statements its expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Property, plant and equipment
Electric plant
In service	$6,096,878	$6,075,291
Construction work in progress	173,101	143,940
Total electric plant	6,269,979	6,219,231
Less allowances for depreciation and amortization	(2,950,073)	(2,913,707)
Net electric plant	3,319,906	3,305,524
Other plant	803,430	853,410
Less allowances for depreciation, amortization and depletion	(723,868)	(760,477)
Net other plant	79,562	92,933
Total property, plant and equipment	3,399,468	3,398,457
Other assets and investments
Investments in other associations	193,561	194,825
Investments in and advances to coal mines	1,436	1,533
Restricted cash and investments	1,953	2,137
Intangible assets, net	154,218	157,915
Other noncurrent assets	14,724	14,674
Total other assets and investments	365,892	371,084
Current assets
Cash and cash equivalents	144,136	177,557
Restricted cash and investments	18,020	1,111
Deposits and advances	32,299	32,620
Accounts receivable—Utility Members	86,635	83,743
Other accounts receivable	54,911	32,892
Coal inventory	113,409	124,170
Materials and supplies	104,718	109,146
Total current assets	554,128	561,239
Deferred charges
Regulatory assets	851,785	853,834
Deferred income tax asset	254	—
Other	77,112	58,546
Total deferred charges	929,151	912,380
Total assets	$5,248,639	$5,243,160
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$913,050	$917,276
Accumulated other comprehensive loss	1,602	1,545
Noncontrolling interest	129,812	130,132
Total equity	1,044,464	1,048,953
Long-term debt	2,931,082	3,093,216
Total capitalization	3,975,546	4,142,169
Current liabilities
Utility Member advances	11,032	10,383
Accounts payable	118,503	129,552
Short-term borrowings	204,292	100
Accrued expenses	22,960	28,717
Current asset retirement and environmental remediation obligations	143,798	136,501
Accrued interest	41,254	22,632
Accrued property taxes	30,711	33,505
Current maturities of long-term debt	80,471	80,052
Total current liabilities	653,021	441,442
Deferred credits and other liabilities
Regulatory liabilities	331,339	358,446
Deferred income tax liability	—	(254)
Asset retirement and environmental remediation obligations	191,116	200,267
Other	88,227	91,880
Total deferred credits and other liabilities	610,682	650,339
Accumulated postretirement benefit and postemployment obligations	9,390	9,210
Total equity and liabilities	$5,248,639	$5,243,160
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating revenues
Utility Member electric sales	$260,922	$256,000
Non-member electric sales	56,790	48,406
Rate stabilization	24,840	44,943
Provision for rate refunds	—	(2,554)
Other	32,448	28,405
	375,000	375,200

Operating expenses
Purchased power	111,119	97,144
Fuel	44,423	51,800
Production	43,623	36,494
Transmission	41,867	44,090
General and administrative	46,413	39,301
Depreciation, amortization and depletion	48,764	72,781
Coal mining	4,197	(6,358)
Other	2,623	3,010
	343,029	338,262

Operating margins	31,971	36,938

Other income
Interest	1,799	3,049
Capital credits from cooperatives	1,225	1,113
Other income	4,899	157
	7,923	4,319

Interest expense
Interest	45,771	43,068
Interest charged during construction	(1,702)	(5,122)
	44,069	37,946

Income tax expense	—	—

Net margins including noncontrolling interest	(4,175)	3,311
Net margin attributable to noncontrolling interest	(51)	(46)
Net margins attributable to the Association	$(4,226)	$3,265
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net margins including noncontrolling interest	$(4,175)	$3,311
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(24)	65
Amortization of prior service cost on executive benefit restoration obligation included in net margin	81	61
Other comprehensive income	57	126

Comprehensive income (loss) including noncontrolling interest	(4,118)	3,437
Net comprehensive income attributable to noncontrolling interest	(51)	(46)

Comprehensive income (loss) attributable to the Association	$(4,169)	$3,391
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Patronage capital equity at beginning of period	$917,276	$912,922

Net margins attributable to the Association	(4,226)	3,265
Retirement of patronage capital	—	(14,482)
Patronage capital equity at end of period	913,050	901,705

Accumulated other comprehensive gain at beginning of period	1,545	965
Unrealized gain (loss) on securities available for sale	(24)	65
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	81	61
Accumulated other comprehensive gain at end of period	1,602	1,091

Noncontrolling interest at beginning of period	130,132	130,498

Net comprehensive income attributable to noncontrolling interest	51	46
Equity distribution to noncontrolling interest	(371)	(263)
Noncontrolling interest at end of period	129,812	130,281
Total equity at end of period	$1,044,464	$1,033,077
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net margins including noncontrolling interest	$(4,175)	$3,311
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	48,764	72,781
Amortization of intangible asset	3,520	3,506
Amortization of NRECA Retirement Security Plan prepayment	—	1,343
Amortization of debt issuance costs	556	531
Accretion of asset retirement obligations	1,157	2,089
Deposits associated with generator interconnection requests	3,366	(5,904)
Rate stabilization revenue	(24,840)	(44,943)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,361	1,953
Amortization of transmission credits	(2,055)	(1,202)
Changes in operating assets and liabilities:
Accounts receivable	(21,398)	8,109
Coal inventory	10,761	(3,924)
Materials and supplies	4,429	(4,502)
Accounts payable and accrued expenses	(21,073)	(15,856)
Accrued interest	18,622	21,993
Accrued property taxes	(2,794)	(3,678)
Change in Colowyo asset retirement obligation	(2,058)	—
Deferred membership withdrawal	—	86,033
Other	(15,758)	(869)
Net cash provided by (used in) operating activities	(1,615)	120,771

Investing activities
Purchases of plant	(52,689)	(91,076)
Sale of electric plant	—	5,895
Sale of non-utility assets	8,060	—
Changes in deferred charges	(12,394)	(3,794)
Net cash used in investing activities	(57,023)	(88,975)

Financing activities
Changes in Member advances	649	(624)
Payments of long-term debt	(165,549)	(5,337)
Proceeds from issuance of long-term debt	3,518	—
Debt issuance costs	—	(34)
Change in short-term borrowings, net	204,092	46,558
Retirement of patronage capital	—	(18,214)
Equity distribution to noncontrolling interest	(371)	(263)
Other	(397)	(469)
Net cash provided by financing activities	41,942	21,617

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	(16,696)	53,413
Cash, cash equivalents and restricted cash and investments – beginning	180,805	233,537
Cash, cash equivalents and restricted cash and investments – ending	$164,109	$286,950

Supplemental cash flow information:
Cash paid for interest	$20,857	$15,930

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$3,639	$(2,204)
Lease asset additions	$—	$368
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements, which represent the consolidated financial statements of Tri-State Generation and Transmission Association, Inc. (“Tri-State”) and its wholly owned and majority-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Tri-State's annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Tri-State's consolidated financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
Tri-State is a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. Tri-State was incorporated under the laws of the State of Colorado in 1952. As of March 31, 2026, Tri-State had forty electric distribution member systems ("Utility Members") who are Class A - utility full requirements members to which it provides power pursuant to long-term wholesale electric service contracts. On April 1, 2026, La Plata Electric Association, Inc. ("LPEA") withdrew from membership in Tri-State. See Note 20 - Subsequent Events. Tri-State has three non-utility members (“Non-Utility Members”). Tri-State's Class A Utility Members and Non-Utility Members are collectively referred to as its “Members.”
Tri-State provides wholesale power to its Utility Members at rates determined by its Board of Directors ("Board"), subject to Federal Energy Regulatory Commission (“FERC”) approval or acceptance. Rates are designed to recover all costs and provide margins to increase Utility Members' equity and to meet certain financial covenants, including a debt service ratio ("DSR") requirement and equity to capitalization ratio ("ECR") requirement.
Tri-State complies with the Uniform System of Accounts as prescribed by FERC. In conformity with GAAP, the accounting policies and practices applied by Tri-State in the determination of rates are also employed for financial reporting purposes.
The accompanying financial statements reflect the consolidated accounts of Tri-State, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which Tri-State or its subsidiaries are the primary beneficiaries. See Note 18 – Variable Interest Entities. Tri-State's consolidated financial statements also include its undivided interests in jointly owned facilities. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Pronouncement - Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires a public business entity to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses in the notes to the financial statements. Specified expenses, gains and losses that are already disclosed under existing GAAP are also required to be included in the disaggregated income statement expense line item disclosures and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity's definition of those expenses are also required. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of the ASU 2024-03 disaggregation disclosures requiring public companies to adopt the update beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, while specifying that initial adoption should in in annual, not interim reporting. Tri-State is evaluating the adoption of these updates and its impact to its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The purpose of ASU 2025-10 is to establish authoritative guidance on the accounting for government grants received by businesses, requiring recognition when it is probable that conditions will be met and funds received. Grants are to be recognized when it is probable that a business will comply with the conditions stipulated in the grant agreement and will receive the funds. Asset-related grants are to be recognized on the balance sheet using either a deferred income approach or by reducing the asset's cost basis. Income-related grants are to be recognized in the income statement either as other income or by reducing the related expense. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (for public business entities). Early adoption is permitted. Tri-
State is evaluating the adoption of this update and its impact to its consolidated financial statements.
NOTE 2 – ACCOUNTING FOR RATE REGULATION
In accordance with the accounting requirements related to regulated operations, some revenues and expenses have been deferred at the discretion of Tri-State's Board, subject to FERC approval, if based on regulatory orders or other available evidence, it is probable that these amounts will be refunded or recovered through future rates. Regulatory assets are costs that Tri-State expects to recover from its Utility Members based on rates approved by the applicable authority. Regulatory liabilities represent probable future reductions in rates associated with amounts that are expected to be refunded to the Utility Members based on rates approved by the applicable authority. Amounts that are no longer expected to be refunded to the Utility Members are recognized in margins. Tri-State recognizes regulatory assets as expenses and regulatory liabilities as operating revenue, other income, or a reduction in expense concurrent with their recovery through rates. Tri-State doesn't earn a rate of return on regulatory items.
Regulatory assets and liabilities are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Regulatory assets
Deferred income tax expense (1)	$—	$(254)
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	69,397	69,970
Deferred debt prepayment transaction costs (3)	87,003	89,160
Deferred Holcomb expansion impairment loss (4)	64,277	65,446
New Horizon Mine environmental obligation (5)	41,878	42,326
Colowyo asset retirement obligation (6)	85,100	79,860
Unrecovered plant (7)	504,054	507,250
Other	76	76
Total regulatory assets	851,785	853,834

Regulatory liabilities
Interest rate swap - realized gain (8)	829	924
Deferred income tax (1)	254	—
Membership withdrawal (9)	5,396	30,236
Withdrawal related transmission credit (10)	313,731	315,786
Formula rate settlement (11)	11,129	11,500
Total regulatory liabilities	331,339	358,446
Net regulatory asset	$520,446	$495,388
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
(3)Represents transaction costs incurred related to the prepayment of long-term debt in 2014. These costs are being amortized to depreciation, amortization and depletion expense in the amount of $8.6 million annually over the 21.4-year period ending in 2036.

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
(6)Represents deferral of the expenses from the Colowyo Mine asset retirement obligation adjustments related to the transition from mining to full reclamation as of October 2025. The regulatory asset for the deferred Colowyo Mine asset retirement obligation expense is being amortized to depreciation, amortization and depletion expense in the amount of $4.5 million annually over 19 years, its original expected useful life, ending in 2044.
(7)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante, Rifle and Craig Generating Station Units 2 and 3. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045, which was the depreciable life of the Escalante Generating Station. The deferred impairment loss for Rifle Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station. Tri-State recognized the early retirement of Craig Station Units 2 and 3 which resulted in the recognition of an impairment loss of $261.6 million. The impairment loss was deferred in accordance with accounting for rate regulation. The deferred impairment loss will be amortized to depreciation, amortization and depletion expense beginning in October 2028 through 2039 for Craig Generating Station Unit 2 and January 2030 through 2043 for Craig Generating Station Unit 3. The annual amortization is expected to approximate the former annual Craig Generation Station Unit 2 and 3 depreciation for the remaining life of the asset.
(8)Represents deferral of a realized gain of $4.6 million related to the October 2017 settlement of a forward starting interest rate swap. This realized gain was deferred as a regulatory liability and is being amortized to interest expense over the 12–year term of the First Mortgage Obligations, Series 2017A and refunded to the Utility Members through reduced rates when recognized in future periods.
(9)     Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in Tri-State. The deferred membership withdrawal will be refunded to the Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year first. During the three months ended March 31, 2026, $24.8 million was recognized in operating revenues as part of Tri-State's rate stabilization measures. See Note 13 - Revenue.
(10) Represents the remaining amount of transmission credits from former Utility Members. A portion of a withdrawing member's contract termination payment is allocated to transmission-related debt and is deferred as required by FERC order on Tri-State's Rate Schedule No. 281 (contract termination payment methodology). The transmission credit, plus interest at FERC's prescribed interest rate, is credited on a straight-line amortized basis against the former Utility Member's bill for ongoing transmission service related to Tri-State. If the former Utility Member's transmission bill for a given month is lower than the credit due, the difference is forfeited by the former Utility Member and is recognized in other operating revenues on Tri-State' consolidated statement of operations. Certain elements of the contract termination payment related to the membership withdrawal income and transmission credit remain subject to ongoing proceedings. See Note 19 - Legal.
(11) Represents the settlement amount Tri-State has agreed to in the settlement agreement, which was accepted by FERC in December 2025, related to Tri-State's Class A wholesale rate schedule (A-41) and the unbundling of certain ancillary services with the Utility Members.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Tri-State's property, plant and equipment on its consolidated statements of financial position consists of electric plant and other plant.

ELECTRIC PLANT:  As of March 31, 2026, Tri-State's investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,363,251	$(1,861,348)	$1,501,903
Transmission plant	1.17%	to	1.84%	2,199,596	(834,884)	1,364,712
General plant	1.20%	to	11.60%	287,617	(150,384)	137,233
Other	2.75%	to	10.00%	246,414	(103,457)	142,957
Electric plant in service (at cost)				$6,096,878	$(2,950,073)	3,146,805
Construction work in progress						173,101
Electric plant						$3,319,906

As of December 31, 2025, Tri-State's investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,375,766	$(1,836,220)	$1,539,546
Transmission plant	1.17%	to	1.84%	2,174,345	(828,367)	1,345,978
General plant	1.20%	to	11.60%	278,735	(146,589)	132,146
Other	2.75%	to	10.00%	246,445	(102,531)	143,914
Electric plant in service (at cost)				$6,075,291	$(2,913,707)	3,161,584
Construction work in progress						143,940
Electric plant						$3,305,524
JOINTLY OWNED FACILITIES:  Tri-State's share in each jointly owned facility is as follows as of March 31, 2026 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,520	$380,700	$—
MBPP - Laramie River Station	28.50%	543,600	363,581	4,588
Total		$936,120	$744,281	$4,588
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

Other plant assets are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Colowyo Mine assets	$247,985	$297,636
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(195,959)	(232,575)
Net mine assets	58,313	71,348
Non-utility assets	549,158	549,487
Accumulated depreciation	(527,909)	(527,902)
Net non-utility assets	21,249	21,585
Net other plant	$79,562	$92,933
NOTE 4 – INVESTMENTS IN OTHER ASSOCIATIONS
Investments in other associations include investments in the patronage capital of other cooperatives and other required investments in the organizations. Tri-State's investment in a cooperative increases when a cooperative allocates patronage capital credits to Tri-State and it decreases when Tri-State receives a cash retirement of the allocated capital credits from the cooperative. A cooperative allocates its patronage capital credits to Tri-State based upon its patronage (amount of business done) with the cooperative.
Investments in other associations are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Basin Electric Power Cooperative	$142,457	$142,457
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,755	12,755
National Rural Utilities Cooperative Finance Corporation - capital term certificates	14,395	14,395
CoBank, ACB	18,846	20,050
Other	5,108	5,168
Investments in other associations	$193,561	$194,825
Tri-State's investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. Tri-State has evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the three months ended March 31, 2026 or during 2025.
NOTE 5 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND INVESTMENTS
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within Tri-State's consolidated statements of financial position that sum to the total of the same such amount shown in its consolidated statements of cash flows (dollars in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$144,136	$177,557
Restricted cash and investments - current	18,020	1,111
Restricted cash and investments - noncurrent	1,953	2,137
Cash, cash equivalents and restricted cash and investments	$164,109	$180,805
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract Assets
A contract asset represents an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity's future performance). Tri-State had no contract assets as of March 31, 2026 and December 31, 2025.
Accounts Receivable
Tri-State records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with the Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. Tri-State has received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on Tri-State's consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the three months ended March 31, 2026, Tri-State recognized $0.1 million of this unearned revenue in other operating revenues on its consolidated statements of operations.
Tri-State's contract assets and liabilities consist of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable - Utility Members	$86,635	$83,743

Other accounts receivable - trade:
Non-member electric sales	17,262	20,921
Other	16,278	3,807
Total other accounts receivable - trade	33,540	24,728
Other accounts receivable - nontrade	21,371	8,164
Total other accounts receivable	$54,911	$32,892

Contract liabilities (unearned revenue)	$3,051	$3,182

NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	March 31, 2026	December 31, 2025
Preliminary surveys and investigations	$12,572	$12,988
Advances to operating agents of jointly owned facilities	23,605	11,210
Lease right-of-use assets	10,656	10,955
Other	30,279	23,393
Total other deferred charges	$77,112	$58,546
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
Tri-State makes advance payments to the operating agents of jointly owned facilities to fund its share of costs expected to be incurred under each project including MBPP – Laramie River Station, and Yampa Project – Craig Generating Station Units 1 and 2. Tri-State also make advance payments to the operating agent of Springerville Unit 3.
A right-of-use asset represents a lessee’s right to control the use of the underlying asset for the lease term. Right-of-use assets are included in other deferred charges and presented net of accumulated amortization. See Note 15 – Leases.
NOTE 8 – LONG-TERM DEBT
As of March 31, 2026, Tri-State had $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all of Tri-State's assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a debt service ratio ("DSR") requirement on an annual basis and an equity to capitalization ratio ("ECR") requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require Tri-State to transfer all cash to a special fund managed by the trustee of the Master Indenture.
As of March 31, 2026, Tri-State had a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $520 million (“2022 Revolving Credit Agreement”) that would have expired on April 25, 2027 and included a swingline loan sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper sublimit of $500 million. As of March 31, 2026, Tri-State had $308 million in availability (including $68 million under the letter of credit sublimit and $296 million under the commercial paper back-up sublimit) under the 2022 Revolving Credit Agreement.
On April 21, 2026, Tri-State entered into a secured revolving credit facility with CFC, as lead arranger and administrative agent, in the amount of $650 million ("2026 Credit Agreement") that amended and restated the 2022 Revolving Credit Agreement. The 2026 Credit Agreement expires on April 31, 2031, unless extended as provided therein, and includes swingline loan and letter of credit sublimits of $150 million each.
Tri-State has a renewable secured renewable revolving credit facility with CoBank, as lead arranger, and CFC, as administrative agent, in the amount of $250 million ("Renewable Revolving Credit Agreement") that expires on June 18, 2030. As of March 31, 2026, Tri-State had borrowed $189 million in adjusted Term SOFR rate loans and $61 million of availability remained.

Long-term debt consists of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Total debt	$3,026,567	$3,188,697
Less debt issuance costs	(16,035)	(16,591)
Less debt discounts	(7,991)	(8,071)
Plus debt premiums	9,012	9,232
Total debt adjusted for debt issuance costs, discounts and premiums	3,011,553	3,173,268
Less current maturities	(80,471)	(80,052)
Long-term debt	$2,931,082	$3,093,216
NOTE 9 – SHORT-TERM BORROWINGS
Tri-State has a commercial paper program under which it issues unsecured commercial paper. As of March 31, 2026, the commercial paper aggregate amounts outstanding shall not exceed the commercial paper back-up sublimit under the 2022 Revolving Credit Agreement, which was the lesser of $500 million or the amount available under the 2022 Revolving Credit Agreement. The commercial paper issuances are used to provide an additional financing source for short-term liquidity needs. The maturities of the commercial paper issuances vary but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on the consolidated statements of financial position.
Short-term borrowings consisted of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Commercial paper outstanding, net of discounts	$204,192	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	4.00%	—%

As of March 31, 2026, $296 million of the commercial paper back-up sublimit remained available under the 2022 Revolving Credit Agreement. See Note 8 – Long-Term Debt.
NOTE 10 – ASSET RETIREMENT AND ENVIRONMENTAL REMEDIATION OBLIGATIONS
Tri-State accounts for current obligations associated with the future retirement of tangible long-lived assets and environmental remediation in accordance with the accounting guidance relating to asset retirement and environmental obligations. This guidance requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the liability is incurred and capitalized as part of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense and the capitalized cost of the long-lived asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. In the absence of quoted market prices, Tri-State determines fair value by using present value techniques in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk-free rate and market risk premium. Upon settlement of an asset retirement obligation, Tri-State will apply payment against the estimated liability and incur a gain or loss if the actual retirement costs differ from the estimated recorded liability.
Environmental remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in reclamation estimates are reflected in earnings in the period an estimate is revised.
Coal mines: Tri-State has asset retirement obligations for the final reclamation costs and environmental obligations for post-reclamation monitoring related to the Colowyo Mine and the New Horizon Mine. The New Horizon Mine is currently in post-reclamation monitoring. The Colowyo Mine is in final reclamation.
Generation: Tri-State has asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at the generating stations.

Aggregate carrying amounts of asset retirement obligations and environmental remediation obligations are as follows (dollars in thousands):

Three Months Ended March 31, 2026
Obligations at beginning of period	$336,768
Liabilities settled	(7,038)
Accretion expense	951
Change in estimate	4,233
Total obligations at end of period	$334,914
Less current obligations at end of period	(143,798)
Long-term obligations at end of period	$191,116
The New Horizon Mine environmental remediation liability balance is $66.0 million as of March 31, 2026. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on Tri-State's consolidated statements of operations.
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
In May 2024, the Environmental Protection Agency ("EPA") published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. Tri-State is progressing through the initial implementation phases for coal combustion residuals management units. Depending on the applicable results, changes to the applicable asset retirement obligations may be required. In February 2026, the EPA published an extension rule and in April 2026 the EPA published draft amendments applicable to these management units, which Tri-State is evaluating to determine if there are any material impacts to its facilities. Depending on the final amendment language, changes to the applicable asset retirement obligations may be required. As of March 31, 2026, no changes to recorded asset retirement or environmental remediation obligations have been recognized.
NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	March 31, 2026	December 31, 2025
Transmission easements	$14,976	$15,373
OATT deposits	32,774	32,129
Financial liabilities - reclamation	10,857	10,837
Customer deposits	12,941	16,517
Contract liabilities (unearned revenue) - noncurrent	3,051	3,182
Lease liabilities - noncurrent	6,390	6,473
Other	7,238	7,369
Total other deferred credits and other liabilities	$88,227	$91,880
In 2015, Tri-State renewed transmission right-of-way easements on tribal nation lands where certain of its electric transmission lines are located. Tri-State will pay $21.4 million for these easements from 2026 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present values for the remaining easement payments were $15.0 million as of March 31, 2026 and $15.4 million as of December 31, 2025, respectively, which are recorded as other deferred credits and other liabilities. In April 2025, Tri-State submitted a notice of its intent to early terminate a portion of one of its easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way. The timing of decommissioning work is subject to ongoing coordination with the tribe and Bureau of Indian Affairs.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable as provided in Tri-State's Open Access Transmission Tariff.
Financial liabilities - reclamation represent financial obligations that Tri-State has for its share of reclamation costs at jointly owned facilities in which Tri-State has undivided interests in.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
Tri-State sponsors three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of March 31, 2026, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2026
Postretirement medical benefit obligation at beginning of period	$347
Interest cost	6
Benefit payments (net of contributions by participants)	(57)
Postretirement medical benefit obligation at end of period	$296
Postemployment medical benefit obligation at end of period	99
Total postretirement and postemployment medical obligations at end of period	$395
The service cost component of Tri-State's net periodic benefit cost, if any, is included in operating expenses on its consolidated statements of operations. The components of net periodic benefit cost other than the service cost component are included in other income (expense) on Tri-State's consolidated statements of operations.
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

The net unrecognized actuarial gains and losses related to the postretirement medical benefit obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2026
Amounts included in accumulated other comprehensive income at beginning of period	$161
Amortization of prior service credit into other income	—
Amounts included in accumulated other comprehensive income at end of period	$161
Defined Benefit Plans
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

Three Months Ended March 31, 2026
Executive benefit restoration obligation at beginning of period	$8,534
Service cost	125
Interest cost	106
Executive benefit restoration at end of period	$8,765
Fair value of plan assets at beginning of period	$10,360
Actual return on plan assets	46
Fair value of plan assets at end of period	$10,406
Net asset at end of period	$1,641
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Three Months Ended March 31, 2026
Accumulated other comprehensive loss at beginning of period	$1,368
Amortization of prior service cost into other income	81
Accumulated other comprehensive loss at end of period	$1,449

NOTE 13 – REVENUE
Revenue from Contracts with Customers
Tri-State's electric sales revenues are derived from wholesale electric service sales to the Utility Members and non-member purchasers.
Member electric sales.
Tri-State's Class A rate schedule (A-41) for power sales to the Utility Members on file with FERC includes a formulary rate, which can be adjusted annually based on the budget approved by Tri-State's Board, including an annual true-up mechanism. Tri-State's A-41 rate includes energy and demand components.
Energy and demand have the same pattern of transfer to the Utility Members and are both measurements of the power provided to the Utility Members. Therefore, the provision of power to Utility Members is one performance obligation. Prior to Utility Members’ requirement for power, Tri-State does not have a contractual right to consideration as Tri-State is not obligated to provide power until the Utility Member requires each incremental unit of power. Tri-State transfers control of the power to Utility Members over time and Utility Members simultaneously receive and consume the benefits of the power. Progress toward completion of Tri-State's performance obligation is measured using the output method: meter readings are taken at the end of each month for billing purposes, energy and demand are determined after the meter readings and Utility Members are invoiced based on the meter reading. Payments from Utility Members are received in accordance with the wholesale electric service contracts’ terms, which is less than 30 days from the invoice date. Utility Member electric sales revenue is recorded as Utility Member electric sales on Tri-State's consolidated statements of operations and Accounts receivable – Utility Members on Tri-State's consolidated statements of financial position.
Revenue from one Utility Member, Poudre Valley Rural Electric Association, was $34.4 million, or 13.2 percent, of Tri-State's Utility Member revenue and 9.2 percent of Tri-State's total operating revenues for the three months ended March 31, 2026. No other Utility Member exceeded 10 percent of Tri-State's Utility Member revenue or its total operating revenues during the three months ended March 31, 2026.
In addition to Utility Member electric sales, Tri-State has non-member electric sales and other operating revenue which consist of several revenue streams. The following revenue is reflected on Tri-State's consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Non-member electric sales:
Long-term contracts	$46,822	$38,794
Short-term contracts	9,968	9,612
Rate stabilization	24,840	44,943
Provision for rate refunds	—	(2,554)
Lease revenue	11,041	7,320
Transmission revenue	19,159	17,610
Other	2,248	3,475
Total non-member electric sales and other operating revenue	$114,078	$119,200
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
Revenue from four non-members, United Power, Salt River Project Agricultural Improvement and Power District, CORE Electric Cooperative and UNS Electric, Inc., was $10.9 million, $10.2 million, $16.9 million and $6.5 million, respectively, or 19.2 percent, 17.9 percent, 29.8 percent and 11.4 percent, respectively, of non-member electric sales and 2.9 percent, 2.7 percent and 4.5 percent and 1.7 percent, respectively, of Tri-State's total operating revenues for the three months ended March 31, 2026. No other non-member exceeded 10 percent of Tri-State's total non-member electric sales or its total operating revenues for the three months ended March 31, 2026.
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. Tri-State recognized $24.8 million of deferred membership withdrawal income for the three months ended March 31, 2026 compared to $44.9 million of deferred membership withdrawal income being recognized for the three months ended March 31, 2025.
Provision for Rate Refunds
In December 2024 and March 2025, Tri-State recorded provisions for rate refunds totaling $5.1 million related to FERC's orders on Tri-State's Rate Schedule No. 281 concerning the transmission credit calculation for withdrawing Utility Members in the Western Interconnection. Refunds were paid in 2025 to the two withdrawn Utility Members. See Note 19 - Legal - CTP Proceeding.
Lease Revenue
Lease revenue is from lease agreements where Tri-State is the lessor primarily for certain generation facilities with third parties. Tri-State has tolling agreements with third parties for certain combustion turbine units at Knutson, Pyramid and Limon Generating Stations that were determined to be leases as the third parties have the right to the economic benefits of applicable unit and the third parties control the use of such unit by its contractual rights, including the ability to direct the timing of dispatch of energy. See Note 15 - Leases.
Transmission revenue
Transmission revenue is received for reservation of capacity or transmission of electricity over Tri-State's transmission facilities, including revenue from Southwest Power Pool ("SPP") related to Tri-State's transmission facilities in the Eastern Interconnection. Each of these services are provided over time and progress toward completion of Tri-State's performance obligations is measured using the output method.
Other operating revenue
Other operating revenue includes income from various dark fiber agreements that Tri-State has with third parties for the use of certain of Tri-State's telecommunication assets and sales of excess intangible assets.
NOTE 14 – INCOME TAXES
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
Under ASC 740-270, Tri-State calculates an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Tri-State's consolidated statements of operations included no income tax expense or benefit for the three months ended March 31, 2026 or for the comparable period in 2025.

NOTE 15 – LEASES
Leasing Arrangements as Lessee
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
Operating Leases
Tri-State has lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.7 million for the three months ended March 31, 2026 and $1.8 million for the comparable period in 2025. Rent expense is included in various categories of operating expenses on Tri-State's consolidated statements of operations based on the type and purpose of the lease.
Tri-State's consolidated statements of financial position include the following lease components (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$13,886	$13,807
Less: Accumulated amortization	(3,230)	(2,874)
Net operating lease right-of-use assets	$10,656	$10,933

Operating lease liabilities - current	$(713)	$(803)
Operating lease liabilities - noncurrent	(6,390)	(6,473)
Total operating lease liabilities	$(7,103)	$(7,276)

Finance leases:
Finance lease right-of-use assets	$—	$95
Less: Accumulated amortization	—	(73)
Net finance lease right-of-use assets	$—	$22

Finance lease liabilities - current	$—	$(13)
Finance lease liabilities - noncurrent	—	—
Total finance lease liabilities	$—	$(13)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	27.1	26.9
Finance leases	0	0.5
Weighted-average discount rate
Operating leases	6.82%	6.82%
Finance leases	—%	6.99%

Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Operating Leases
Year 1	$1,389
Year 2	788
Year 3	716
Year 4	616
Year 5	530
Thereafter	11,931
Total lease payments	$15,970
Less imputed interest	(8,867)
Total	$7,103
Energy Storage Agreements
Tri-State has entered into agreements for 500 MWs of electrical storage capacity with estimated commercial operation dates starting from 2027 to 2030 and terminating by 2052. These agreements include a fixed monthly capacity price for the right to use the storage capacity of the facilities and are expected to be accounted for as leases. Total undiscounted lease payments over the agreements' terms are estimated to be $1.6 billion.
Leasing Arrangements as Lessor
Tri-State has lease agreements as lessor primarily for certain combustion turbine units. The revenue from these lease agreements of $11.1 million and $7.3 million for the three months ended March 31, 2026 and 2025 are included in other operating revenue on Tri-State's consolidated statements of operations.
Tri-State has entered into tolling agreements with third parties related to certain combustion turbine units, including at Knutson, Limon and Pyramid Generating Stations, for all capacity and energy through the operation of the contracted units. One such agreement commenced in January 2026. In substance these agreements were determined to be leases.
The lease arrangement with the Springerville Partnership is not reflected in Tri-State's lease right right-of-use asset or liability balances as the associated revenues and expenses are eliminated in consolidation. See Note 18 - Variable Interest Entities. However, as the non-controlling interest associated with this lease arrangement generates book-tax differences, a deferred tax asset and liability have been recorded.
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
Executive Benefit Restoration Plan Trust
Tri-State has an irrevocable trust with an independent third party to fund the NRECA Executive Benefit Restoration Plan. The trust is funded quarterly to the prior year obligation as determined by the NRECA actuary. The trust consists of investments in equity and debt securities and are measured at fair value on a recurring basis. Changes in the fair value of investments in equity securities are recognized in earnings and changes in fair value of investments in debt securities classified as available-for-sale are recognized in other comprehensive income until realized. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on Tri-State's consolidated statements of financial position. The cost and fair values of Tri-State's marketable securities are as follows (dollars in thousands):

	March 31, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$10,423	$10,406	$10,337	$10,360
Marketable Securities
Tri-State holds marketable securities in connection with the directors’ and executives’ elective deferred compensation plans which consist of investments in stock funds, bond funds and money market funds. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on Tri-State's consolidated statements of financial position. The cost and fair values of Tri-State's marketable securities are as follows (dollars in thousands):

	March 31, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable securities	$611	$642	$597	$637
Cash Equivalents
Tri-State invests portions of its cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates Tri-State's cost basis in the investments. In aggregate, the fair value was $121.0 million as of March 31, 2026 and $137.0 million as of December 31, 2025.
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
Debt
The fair values of long-term debt were estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements. These valuation assumptions utilize observable inputs based on market data obtained from independent sources and are therefore considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market corroborated inputs). The principal amounts and fair values of debt are as follows (dollars in thousands):

	March 31, 2026		December 31, 2025
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$3,026,567	$2,878,515	$3,188,697	$3,068,509
Commodity Derivatives
Methods used to measure the fair value of commodity derivatives utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally considered Level 2 inputs. When contracts relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 inputs.
Electric commodity derivatives held by Tri-State include transmission congestion instruments, referred to as transmission congestion rights ("TCR"), in the SPP regional transmission organization. See Note 17 - Derivatives. TCRs are recognized at fair value and adjusted each period to settlement. Given the limited observability of certain variables underlying TCRs, the fair value measurements of TCRs are considered Level 3 inputs.
NOTE 17 – DERIVATIVES
Tri-State is exposed to certain risks in the normal course of operations in providing reliable and affordable wholesale power to its Utility Members including commodity price risk arising from fluctuations in energy and related commodity markets. To manage this exposure, Tri-State may enter into a variety of physically- or financially-settled commodity contracts of various maturities, such as forwards, futures, swaps, options and other derivative instruments. Derivatives that have not been designated or do not qualify for the normal purchases and normal sales exception, are recognized as assets or liabilities at fair value on Tri-State’s consolidated statements of financial position with changes in the fair value recorded in current earnings unless hedge accounting is applied or changes in fair value are deferred as regulatory assets or liabilities, as applicable.
Tri-State participation in the SPP regional transmission organization exposes Tri-State to transmission congestion costs. In order to manage these costs, Tri-State purchases market products, such as TCRs, that hedges price volatility in congestion charges. TCRs are financial instruments that do not convey physical rights to move electricity. Rather, TCRs provide financial compensation that entitle the holder to receive compensation for transmission congestion charges that arise when the transmission grid is congested in the day-ahead market. TCRs are acquired through annual and monthly auctions as well as an annual long-term congestion rights allocation process. Because of the financial, rather than physical, nature of TCRs, Tri-State accounts for these instruments as derivatives. TCRs do not qualify for the normal purchases and normal sales exception.
Outstanding derivative instruments, excluding those designated as normal purchases and normal sales, were as follows (dollars in thousands):

	Valuation Method	Balance Sheet Location	March 31, 2026
Derivatives in an asset position:
Natural gas call options	Level 2	Other Accounts Receivable	$106
Transmission congestion rights	Level 3	Other Accounts Receivable	115
			$221
NOTE 18 – VARIABLE INTEREST ENTITIES
The following is a description of Tri-State's financial interests in variable interest entities that it considers significant. This includes an entity for which Tri-State is determined to be the primary beneficiary and therefore consolidate.
Consolidated Variable Interest Entity
Springerville Partnership: Tri-State owns a 51 percent equity interest, including the 1 percent general partner equity interest, in the Springerville Partnership, which is the 100 percent owner of Springerville Unit 3 Holding LLC (“Owner Lessor”). The Owner Lessor is the owner of the Springerville Unit 3. Tri-State, as general partner of the Springerville Partnership, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of the

Springerville Partnership and take certain actions necessary to maintain the Springerville Partnership in good standing without the consent of the limited partners. Additionally, the Owner Lessor has historically not demonstrated an ability to finance its activities without additional financial support. The financial support is provided by Tri-State's remittance of lease payments in order to permit the Owner Lessor, the holder of the Springerville Unit 3 assets, to pay the debt obligations and equity returns of the Springerville Partnership. Tri-State has the primary risk (expense) exposure in operating the Springerville Unit 3 assets and is responsible for 100 percent of the operation, maintenance and capital expenditures of Springerville Unit 3 and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that Tri-State is the primary beneficiary of the Owner Lessor. Therefore, the Springerville Partnership and Owner Lessor have been consolidated by Tri-State.
Assets and liabilities of the Springerville Partnership that are included in Tri-State's consolidated statements of financial position are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Net electric plant	$625,630	$635,777
Noncontrolling interest	129,813	130,132
Long-term debt	171,994	172,158
Accrued interest	1,999	4,997
Tri-State's consolidated statements of operations include the following Springerville Partnership expenses for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation, amortization and depletion	$10,147	$10,147
Interest	2,833	2,844
The revenue associated with the Springerville Partnership lease has been eliminated in consolidation. Income, losses and cash flows of the Springerville Partnership are allocated to the general and limited partners based on their equity ownership percentages. The net income or loss attributable to the 49 percent non-controlling equity interest in the Springerville Partnership is reflected on Tri-State's consolidated statements of operations.
NOTE 19 – LEGAL
Other than as disclosed below or in Tri-State's annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC, Tri-State does not expect any litigation or proceeding pending or threatened against it to have a potential material effect on its financial condition, results of operations or cash flows.
CTP Proceeding: Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership in Tri-State upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe, provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to Tri-State. On September 1, 2021, Tri-State filed with FERC a contract termination payment methodology tariff as Rate Schedule No. 281 that provides a process should a Utility Member elect to withdraw from membership in Tri-State and terminate its wholesale electric service contract, Docket No. ER21-2818. The tariff process includes requirements for a two-year notice and the payment to Tri-State of a contract termination payment. On October 29, 2021, FERC accepted Rate Schedule No. 281, effective November 1, 2021, subject to refund. FERC set the matter for hearing and instituted a concurrent Federal Power Act ("FPA") section 206 proceeding to determine the justness and reasonableness of the methodology. On December 19, 2023, FERC issued an order adopting a modified balance sheet approach for the contract termination payment methodology ("FERC December 2023 Order").
On March 28, 2024, Tri-State filed a petition for review of the FERC December 2023 Order with the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit Court of Appeals"), Case No. 24-9516, related to FERC's rejection of the lost revenue approach and also other items. On May 23, 2024, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC December 2023 Order (“FERC May 2024 Order”). On May 31, 2024, Tri-State filed a petition for review of the FERC May 2024 Order, Case No. 24-9538, with the Tenth Circuit Court of Appeals. On June 3, 2024, the Tenth Circuit Court of Appeals issued an order partially consolidating the cases for purposes of briefing. On March 24, 2026, the Tenth Circuit Court of Appeals issued an opinion denying Tri-State's petitions for review and affirming

FERC's rejection of the lost revenue approach and FERC's modified balance sheet approach. Tri-State is evaluating further options related to this decision.
In 2024, Tri-State filed three revisions to Rate Schedule No. 281 as compliance filings with FERC as directed by applicable FERC orders. On December 5, 2024, FERC issued an order on certain of Tri-State's 2024 revisions of Rate Schedule No. 281, subject to further compliance filing ("FERC December 2024 Order"). The FERC December 2024 Order addressed the calculation of the contract termination payment for Utility Members served in the Eastern Interconnection and referred to a provision in Tri-State's Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC") to inform Tri-State's calculation of such amount. The FERC December 2024 Order also addressed the calculation of a transmission credit for withdrawing Utility Members in the Western Interconnection.
On February 12, 2025, Tri-State filed a petition for review of the FERC December 2024 Order, Case No. 25-9522, with the Tenth Circuit Court of Appeals. On April 29, 2025, FERC issued a substantive order on rehearing ("FERC April 2025 Order") addressing requests for hearing and clarification of the FERC December 2024 Order. The FERC April 2025 Order clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that debt associated with distribution facilities should be used in calculating the transmission-related debt. On May 14, 2025, Tri-State filed a petition for review of the FERC April 2025 Order, Case No. 25-9544, with the Tenth Circuit Court of Appeals, which is procedurally consolidated with Case No. 25-9522. On March 24, 2026, the Tenth Circuit Court of Appeals issued an order denying Tri-State's petitions for review and affirming the transmission crediting mechanism.
In 2025, Tri-State filed four revisions to Rate Schedule No. 281 as compliance filings with FERC as directed by applicable FERC orders. On August 4, 2025, FERC issued an order on certain of Tri-State's 2025 revisions of Rate Schedule No. 281, subject to further compliance filing ("FERC August 2025 Order"). The FERC August 2025 Order further clarified certain aspects of the calculation of the transmission credit for withdrawing Utility Members in the Western Interconnection including that an allocated amount of Other Non-Current Liabilities and Deferred Credits should be included in the calculation. Tri-State filed a request for rehearing with FERC of the FERC August 2025 Order that was denied by operation of law. On October 28, 2025, Tri-State filed a petition for review of the FERC August 2025 Order, Case No. 25-9583, with the Tenth Circuit Court of Appeals. On November 25, 2025, FERC issued a substantive order on rehearing, which modified the discussion in, but sustained the results of, the FERC August 2025 Order (“FERC November 2025 Order”). On December 9, 2025, Tri-State filed a petition for review of the FERC November 2025 Order, Case No. 25-9594, with the Tenth Circuit Court of Appeals, which is procedurally consolidated with Case No. 25-9583, and is held in abeyance pending final decision of Case Nos. 24-9516, 24-9538, 25-9522, 25-9544.
On November 25, 2025, FERC issued an order accepting Tri-State's August and September 2025 revisions of Rate Schedule No. 281. There are no additional compliance filing required for Rate Schedule No. 281.
On May 1, 2024, United Power withdrew its membership in Tri-State and pursuant to Rate Schedule No. 281 on file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract. United Power’s contract termination payment amount was $709.4 million. On February 1, 2025, Mountain Parks Electric, Inc. ("MPEI") withdrew its membership in Tri-State and pursuant to Rate Schedule No. 281 on file with FERC and a Membership Withdrawal Agreement terminated its wholesale electric service contract. MPEI's contract termination payment amount was $86 million. On April 1, 2026, LPEA withdrew from membership in Tri-State and pursuant to Rate Schedule No. 281 terminated its wholesale electric service contract with Tri-State. LPEA's contract termination payment amount was $208 million.
As provided in the Membership Withdrawal Agreements with United Power, MPEI and LPEA, United Power's, MPEI's, and LPEA's contract termination payments are also subject to true-up in the event Rate Schedule No. 281 and the amount paid are modified pursuant to a subsequent final and non-appealable FERC order, including resolution of the petitions for review. It is not expected that Tri-State will be required to refund any amounts to United Power, MPEI, or LPEA.
NRPPD Section 206 Complaint: On March 25, 2024, Northwest Rural Public Power District ("NRPPD") filed an FPA section 206 proceeding with FERC, Docket No. EL24-93, against Tri-State and Basin seeking FERC to exercise primary jurisdiction over the interpretation of the FERC December 2023 Order and the Basin Eastern WPC. In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from Tri-State is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC's order also determined that NRPPD's withdrawal from Tri-State does not cause a breach of the Basin Eastern WPC ("FERC NRPPD Order"). On January 3, 2025, Basin filed a request for rehearing with FERC of the FERC NRPPD Order related to FERC's interpretation of the Basin Eastern WPC that NRPPD's withdrawal from Tri-State is not a breach of the Basin Eastern WPC. On February 3, 2025, FERC issued a notice stating the request for rehearing was denied by operation of law. On February 13, 2025, Basin filed a petition for review of the FERC NRPPD Order, Case No. 25-1060, with the United States

Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, Tri-State filed a notice of intervention in Basin's petition for review.
On April 29, 2025, FERC issued a substantive order on rehearing addressing the complaint filed by NRPPD. The hearing order modified the discussion in, but sustained the results of, the FERC NRPPD Order. On May 19, 2025, Basin filed a petition for review of FERC’s April 29, 2025, substantive order on rehearing with the DC Circuit Court of Appeals. FERC has moved to dismiss the petition arguing that Basin has no injury as NRPPD’s complaint was dismissed. Oral argument occurred on April 20, 2026. It is not possible to predict the outcome of this matter.
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
Las Tusas Fire. In the first quarter of 2026, Tri-State was added as a co-defendant to an existing lawsuit against its Utility Member, Mora San Miguel Electric Cooperative, Inc. (“MSMEC”), relating to the Las Tusas fire that occurred in May 2023 in San Miguel County, New Mexico. Tri-State’s operations, assets or personnel are not implicated in the allegations. Rather, it is alleges that MSMEC’s facilities started the fire and that Tri-State had influence over or oversight of MSMEC’s activities. Tri-State's answer to the amended complaint is due May 20, 2026. Tri-State plans a vigorous defense in close coordination with its insurance carrier and with primary defense costs covered by insurance. It is not possible to predict the outcome of this matter or whether Tri-State will incur any liability in connection with this matter.
Energy Sales - Soft-Cap. In 2020, Tri-State made certain energy sales to third parties in excess of the soft-cap price for short-term, spot market sales of $1,000 per megawatt hour established by the Western Electricity Coordinating Council and filed a report with FERC justifying the sales above the soft-cap, EL21-65-000. Based upon the FERC's May 20, 2022 order, in 2022, Tri-State recognized approximately $2.9 million in excess of the soft-cap and refunded $0.4 million to a third party. On July 22, 2022, the California Public Utilities Commission filed a petition for review with the DC Circuit Court of Appeals of FERC’s May 20, 2022 order, 22-1169. Tri-State intervened in this proceeding. In 2023, DC Circuit Court of Appeals consolidate this proceeding with other related proceedings with the DC Circuit Court of Appeals. On July 9, 2024, the DC Circuit Court of Appeals issued an order vacating FERC's order and remanding the case back to FERC to conduct a Mobile-Sierra analysis. On April 16, 2026, FERC issued an order after the DC Circuit Court of Appeals remand and conducted Mobile-Sierra analysis. FERC determined that no refunds are required by Tri-State and that Tri-State is entitled to recoup previous refunds to third parties.
NOTE 20 – SUBSEQUENT EVENTS
On April 1, 2026, LPEA withdrew from membership in Tri-State and pursuant to Rate Schedule No. 281 terminated its wholesale electric service contract with Tri-State. LPEA's contract termination payment amount was $208 million. LPEA's final payment amount in cash to Tri-State after applicable adjusting pursuant to Rate Schedule No. 281 was $159 million. Tri-State's Board deferred a portion of the contract termination payment and a portion was deferred as a transmission credit as required by Rate Schedule No. 281. On April 24, 2026, Tri-State and LPEA closed on Tri-State's sale to LPEA of certain assets for $7.3 million.
On April 21, 2026, Tri-State entered into the 2026 Credit Agreement in the amount of $650 million. See Note 8 – Long-Term Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tri-State is a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. Tri-State was formed by its Utility Members for the purpose of providing wholesale power and transmission services to its Utility Members (which are distribution electric cooperatives and public power districts) for their resale of the power to their retail consumers. Utility Members serve large portions of Colorado, Nebraska, New Mexico and Wyoming. Tri-State also sells a portion of its generated power to other utilities pursuant to long-term contracts and short-term sale arrangements. Utility Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and communities, as well as large and small businesses and industries.
Tri-State is owned entirely by its forty-two Members of which thirty-nine are Utility Members. Thirty-five of the Utility Members are not-for-profit, electric distribution cooperative associations. Four Utility Members are public power districts, which are political subdivisions of the State of Nebraska. Tri-State also has three Non-Utility Members. Tri-State is regulated as a public utility under Part II of the FPA.
Tri-State supplies and transmits its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long term purchase contracts and short-term energy purchases. Tri-State owns, leases, has undivided percentage interests in, or long-term purchase contracts with respect to various generating facilities. Tri-State's diverse generation portfolio has a maximum available power of 4,948 MWs, of which approximately 1,959 MWs comes from renewables.
Tri-State sold 4.1 million MWhs for the three months ended March 31, 2026, of which 77.5 percent was to Utility Members. Total revenue from electric sales was $317.7 million for the three months ended March 31, 2026 of which 82.1 percent was from Utility Member sales. Tri-State's results for the three months ended March 31, 2026 were primarily impacted by lower natural gas and market electric energy prices, an unseasonably warmer winter and running Craig Generating Station Unit 3 in anticipation of the need for the unit to be available for the Southwest Power Pool regional transmission organization integration.
•Utility Member electric sales increased $4.9 million, or 1.9 percent, due to a 7.3 percent increase in the formulary rate charged to Utility Members offset by a decrease in load volume for the three months ended March 31, 2026 compared to the same period in 2025.
•Non-member electric sales increased $8.4 million, or 17.3 percent, due to higher long-term sales.
•Rate stabilization represents recognition of income from withdrawal of former Utility Members from membership in Tri-State that was previously deferred. Tri-State recognized $24.8 million of previously deferred membership withdrawal income for the three months ended March 31, 2026 compared to $44.9 million for the same period in 2025 as part of its rate stabilization measures.
•Fuel expense decreased $7.4 million, or 14.3 percent, primarily due to a lower generation at Tri-State's coal and natural gas-fired facilities.
Wholesale Electric Service Contracts
Tri-State's Bylaws require each Utility Member, unless otherwise specified in a written agreement or the terms of the Bylaws, to purchase from Tri-State power and energy as provided in the Utility Member's all-requirements wholesale electric service contract with Tri-State. Each contract obligates Tri-State to sell and deliver to the Utility Member, and the Utility Member to purchase and receive from Tri-State, all energy and capacity required for the operation of the Utility Member's system, as modified by two programs accepted by FERC (a self-supply percentage and the BYOR Program). See also “Item 1 – BUSINESS — MEMBERS” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
Thirty-two Utility Members have wholesale electric service contracts with an initial expiration date of December 31, 2066. Seven Utility Members have wholesale electric service contracts with an initial expiration date of December 31, 2050.
In June 2025, Tri-State filed with FERC Tri-State's revised wholesale electric service contracts and Tri-State's Board Policy for Member System Distributed Resource Policy, which FERC accepted in August 2025 and set them for settlement and hearing procedures. In March 2026, Tri-State filed an uncontested settlement agreement with FERC to resolve all issues set for settlement related to such documents. As part of the settlement, Tri-State's Board Policy will be revised related to Utility Member self-supply projects in the Eastern Interconnection.

Member Withdrawals and Relationship with Members
Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership in Tri-State upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to Tri-State. Tri-State's contract termination payment methodology tariff on file with FERC as Rate Schedule 281 provides a process should a Utility Member elect to withdraw from membership in Tri-State and terminate its wholesale electric service contract. The tariff process includes requirements for a two-year notice and the payment to Tri-State of a contract termination payment. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
On April 1, 2026, LPEA withdrew from membership in Tri-State and pursuant to Rate Schedule No. 281 terminated its wholesale electric service contract with Tri-State. LPEA's contract termination payment amount was $208 million prior to any adjustments for discounted patronage capital, regulatory liabilities credit or LPEA's pro rata share of Tri-State's power purchase obligations in the Western Interconnection. LPEA's final payment amount was $159 million after adjusting for LPEA's discounted patronage, regulatory liabilities credit, and the parties' agreed-to LPEA share of Tri-State's power purchase obligations in the Western Interconnection. Tri-State's Board deferred a portion of the contract termination payment and a portion was deferred as a transmission credit as required by Rate Schedule No. 281. Tri-State and LPEA also entered into a purchase and sales contract to sell LPEA certain assets for $7.3 million that closed on April 24, 2026.
In December 2024, NRPPD, which is electrically served in the Eastern Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a January 1, 2027, withdrawal effective date. In November 2025, three Nebraska Utility Members provided Tri-State non-conditional notices to withdraw from membership in Tri-State, including CRPPD, which is electrically served in both the Eastern and Western Interconnections; PREMA, which is electrically served in the Eastern Interconnection; and RPPD, which is electrically served in the Western Interconnection, each with a December 1, 2027, withdrawal effective date. In March 2026, WBPPD, which is electrically served in both the Eastern and Western Interconnections, and Jemez, which is electrically served in the Western Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with an April 1, 2028, withdrawal effective date. Tri-State cannot predict if any of these six Utility Members will actually withdraw from membership in Tri-State. These six Utility Members comprised 5.9 percent of Tri-State's Utility Member revenue for the three months ended March 31, 2026 and 6.8 percent of Tri-State's Utility Member revenue for the year ended December 31, 2025.
On February 1, 2025, MPEI withdrew from membership in us and pursuant to Rate Schedule 281 and a Membership Withdrawal Agreement terminated its wholesale electric service contract with Tri-State. MPEI’s contract termination payment amount was $86 million. Tri-State's Board deferred a portion of the contract termination payment and a portion was related to a transmission credit that was deferred as required by FERC's orders on Tri-State's Rate Schedule 281.
Certain elements of Rate Schedule No. 281 remain subject to ongoing proceedings at the Tenth Circuit Court of Appeals and D.C. Circuit Court of Appeals. See Note 19 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Consistent with prior withdrawals of Utility Members, Tri-State anticipates that some or all of contract termination payments received may be deferred as regulatory liabilities, subject to Tri-State's Board's discretion, and the contract termination payments from MPEI and LPEA may be recognized as revenue in future periods to offset the revenue otherwise recoverable from Utility Members. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” and "RISK FACTORS - Members and Regulatory Risks" in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
Recent Developments
In March 2026, Tri-Stated filed an update on Phase II with the COPUC, identifying that two of the Phase II preferred portfolio resource bids were no longer moving forward - a 200 MW wind bid and a 307 MW gas bid. The filing also noted that Tri-State is delaying pursuit of approved back-up bids for those resources until further certainty regarding New ERA Program funding is attained. For further information regarding Tri-State's 2023 ERP, see “Item 1 – BUSINESS — POWER SUPPLY RESOURCES – Resource Planning” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
In March 2026, Tri-State filed with FERC a new tariff and pro forma agreement to create a repeatable process to address requests to serve high impact loads that have large load requirements, including data centers. Tri-State anticipates a FERC decision on the filing by the end of May 2026.

On March 30, 2026, Tri-State, the other owners, and SPP received an emergency order from the Department of Energy under Section 202(c) of the FPA directing that Craig Station Unit 1 be available to operate for 90 days, and for SPP to employ economic dispatch of Craig Station Unit 1 to minimize costs to ratepayers.
On April 1, 2026, certain of Tri-State's load and transmission facilities in the Western Interconnection became part of SPP's expansion of its regional transmission organization into the Western Interconnection. Tri-State's load and generating facilities participate in SPP's Integrated Marketplace, which includes both real-time and day-ahead markets.
Changing Environmental Regulations
Tri-State is subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality and other environmental matters. These environmental laws, rules and regulations are complex and change frequently.
In February 2026, the EPA published an extension rule and in April 2026 the EPA published draft amendments applicable to coal combustion residual management units. Tri-State is evaluating to determine if there are any material impacts to its facilities. Depending on the final amendment language, changes to the applicable asset retirement obligations may be required. As of March 31, 2026, no changes to recorded asset retirement or environmental remediation obligations have been recognized.
For a discussion regarding potential effects on Tri-State's business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies
The preparation of Tri-State's financial statements in conformity with GAAP requires that its management make estimates and assumptions that affect the amounts reported in its consolidated financial statements. Tri-State based these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of March 31, 2026, there were no material changes in Tri-State's critical accounting policies as disclosed in its annual report on Form 10-K for the year ended December 31, 2025.
Factors Affecting Results
Master Indenture
As of March 31, 2026, Tri-State had approximately $2.9 billion of secured indebtedness outstanding under its Master Indenture. Substantially all of Tri-State's tangible assets and certain of its intangible assets are pledged as collateral under its Master Indenture. Tri-State's Master Indenture requires Tri-State to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits Tri-State to incur additional secured obligations as long as, after giving effect to the additional secured obligation, it will continue to meet the DSR requirement on both a historical and pro forma basis. Tri-State's Master Indenture also requires Tri-State to maintain an ECR of at least 18 percent at the end of each fiscal year. As of December 31, 2025, Tri-State's DSR was 1.46 and its ECR was 23.4 percent. Pursuant to Tri-State's Master Indenture, the DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
Margins and Patronage Capital
Tri-State operates on a cooperative basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to meet certain financial requirements and to establish reasonable reserves. Revenues in excess of current period costs in any year are designated as net margins in Tri-State's consolidated statements of operations. Net margins are treated as advances of capital by the Members and are allocated to its Utility Members on the basis of revenue from electricity purchases from Tri-State and to the Non-Utility Members as provided in their respective membership agreement.
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

Tri-State's Board Policy for Financial Goals and Capital Credits includes three financial ratio goals for which Tri-State sets rates: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to Tri-State in each fiscal year of at least $20 million. Tri-State's Board Policy also provides that any extraordinary funds, such as contract termination payments, received by Tri-State will be used to offset future costs to its Utility Members. Extraordinary revenue will be recorded (a) in the year received to increase net margins, subject to loan agreement restrictions, (b) in the year received with the same amount of regulatory assets written off in the same fiscal year, resulting in no net change in net margins, or (c) deferred as a regulatory liability in the year received and recognized as revenue in future period or periods, with the oldest vintage year used first. Tri-State recognized $24.8 million of previously deferred membership withdrawal income during the three months ended March 31, 2026.
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
Tri-State's Class A wholesale rate schedule (A-41) for power sales to its Utility Members on file with FERC is a postage stamp rate, with the same rate components for all Utility Members, and incorporates a formulary rate, which can be adjusted annually based on the budget approved by Tri-State's Board, including an annual true-up mechanism. The A-41 rate components are both energy-based and demand-based. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
The 2026 budget approved by Tri-State's Board resulted in a 7.5 percent increase in the wholesale rate to the Utility Members for 2026.
Tri-State's Board may, from time to time, subject to FERC approval, create new regulatory assets or liabilities or modify the expected recovery period through rates of existing regulatory assets or liabilities. In September 2025, Tri-State recorded a regulatory asset to defer certain asset retirement obligation adjustments related to the transition of the Colowyo Mine from mining to full reclamation in October 2025. This regulatory asset, which has been approved by FERC, will be amortized to depreciation, amortization and depletion expense over its original expected useful life beginning in January 2026 and ending in December 2044 and recovered from the Utility Members through rates.
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
Results of Operations
General
Tri-State's electric sales revenues are derived from wholesale electric service sales to its Utility Members and non-member purchasers. See “Factors Affecting Results – Rates and Regulation” for a description of Tri-State's energy and demand rates to its Utility Members. Long-term contract sales to non-members generally include energy and demand components. Short-term sales to non-members are sold at market prices after consideration of incremental production costs. Demand billings to non-members are typically billed per kilowatt of capacity reserved or committed to that customer.
Weather has a significant effect on the peak demand and total usage of electricity and consequently, on revenues. Relatively higher summer or colder winter temperatures tend to increase the usage of electricity for heating, air conditioning and irrigation. Mild weather generally reduces the usage of electricity. The amount of precipitation during the growing season (generally May through September) impacts irrigation use. Other factors affecting the Utility Members’ usage of electricity include:
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
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Revenues
Tri-State's operating revenues are primarily derived from power sales to its Utility Members and non-member purchasers. Other operating revenue consists primarily of transmission and lease revenue. The following is a comparison of Tri-State's operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2026	2025	Amount	Percent
Operating revenues
Utility Member electric sales	$260,922	$256,000	$4,922	1.9%
Non-member electric sales	56,790	48,406	8,384	17.3%
Rate stabilization	24,840	44,943	(20,103)	(44.7)%
Other	32,448	28,405	4,043	14.2%
Total operating revenues	$375,000	$375,200	$(200)	(0.1)%

Energy sales (in MWh):
Utility Member electric sales	3,208,659	3,378,839	(170,180)	(5.0)%
Non-member electric sales	929,251	762,727	166,524	21.8%
	4,137,910	4,141,566	(3,656)	(0.1)%

•Excluding MPEI, Utility Member load decreased 123,886 MWhs, or 3.7 percent, during the three months ended March 31, 2026 compared to the same period in 2025. This decrease was offset by a 7.3 percent increase in the average rates charged to Utility Members, which resulted in an overall increase in Utility Member electric sales revenue of $4.9 million for the three months ended March 31, 2026 compared to the same period in 2025.
•Non-member electric sales revenue increased primarily due to higher long-term sales. Long-term sales increased 140,468 MWhs to 671,490 MWhs for the three months ended March 31, 2026 compared to 531,022 MWhs for the same period in 2025. Sales of excess power to non-members after membership withdrawals contributed significantly to the increase in non-member electric sales.
•Tri-State recognized $24.8 million of previously deferred membership withdrawal income during the three months ended March 31, 2026 compared to $44.9 million of deferred membership withdrawal income being recognized during the same period in 2025 as part of its rate stabilization measures.
•Other operating revenue increased primarily due to higher transmission revenue and an increase in lease revenue related to a tolling agreement for one combustion turbine unit that began in January 2026.
Operating Expenses
Tri-State's operating expenses are primarily comprised of the costs that we incur to supply and transmit its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.

The following is a summary of the components of Tri-State's operating expenses for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Period-to-period Change
	2026	2025	Amount	Percent
Operating expenses
Purchased power	$111,119	$97,144	$13,975	14.4%
Fuel	44,423	51,800	(7,377)	(14.2)%
Production	43,623	36,494	7,129	19.5%
Transmission	41,867	44,090	(2,223)	(5.0)%
General and administrative	46,413	39,301	7,112	18.1%
Depreciation, amortization and depletion	48,764	72,781	(24,017)	(33.0)%
Coal mining	4,197	(6,358)	10,555	(166.0)%
Other	2,623	3,010	(387)	(12.9)%
Total operating expenses	$343,029	$338,262	$4,767	1.4%

•Purchased power expense increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher average costs of purchased power of 7.8 percent and higher energy purchases of 157,455 MWh, or 6.7 percent.
•Fuel expense was lower during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease of 112,795 MWh in generation by Tri-State's natural gas-fired generating facilities and a decrease of 218,331 MWh in generation by Tri-State's coal-fired generating facilities.
•Depreciation, amortization and depletion expense decreased primarily due to Colowyo Mine related assets reaching the end of their useful lives which reduced depreciation, amortization and depletion expense by $26.6 million in the first quarter of 2026 compared to the same period in 2025.
Financial Condition as of March 31, 2026 Compared to December 31, 2025
The principal changes in Tri-State's financial condition from December 31, 2025 to March 31, 2026 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $28.5 million, or 19.8 percent, to $172.4 million as of March 31, 2026 compared to $143.9 million as of December 31, 2025. The increase was primarily due to capital expenditures for various transmission and generation projects.
•Restricted cash and investments-current increased $16.9 million to $18.0 million as of March 31, 2026 compared to $1.1 million as of December 31, 2025. The increase was primarily due to $16.9 million that was deposited with Tri-State's Master Indenture trustee in March 2026 in advance of April 1, 2026 debt service payments for the First Mortgage Obligations, Series 2014B and Moffat County Pollution Control Bonds. In accordance with the Master Indenture, Tri-State is required to fund the account one day prior to debt service payments.
Liabilities
•Short-term borrowings increased $204.2 million to $204.3 million as of March 31, 2026 compared to $0.1 million as of December 31, 2025. The increase was due to issuance of commercial paper to support capital expenditures and to pay off the $160 million balance on Tri-State's 2022 Revolving Credit Agreement.
•Accrued interest increased $18.7 million, or 82.3 percent, to $41.3 million as of March 31, 2026 compared to $22.6 million as of December 31, 2025. The increase was due to accruals for interest due in future periods of $39.5 million partially offset by interest payments of $20.8 million.
•Regulatory liabilities decreased $27.3 million, or 4.9 percent, to $331.1 million as of March 31, 2026 compared to $358.4 million as of December 31, 2025. The decrease was primarily due to the recognition of deferred membership withdrawal income of $24.8 million and amortization of transmission credit from former Utility Members of $2.1 million during the three month period ended March 31, 2026.

Liquidity and Capital Resources
Tri-State finances its operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of March 31, 2026, Tri-State had $144.1 million in cash and cash equivalents. Tri-State's committed credit arrangement as of March 31, 2026 is as follows (dollars in thousands):

	Authorized Amount		Available March 31, 2026
2022 Revolving Credit Agreement	$520,000	(1)	$308,414	(2)

(1)The amount of this facility that can be used to support commercial paper is limited to $500 million.
(2)The portion of this facility that was unavailable as of March 31, 2026 was $212 million which was dedicated to support outstanding commercial paper and letters of credit.
As of March 31, 2026, Tri-State had a secured 2022 Revolving Credit Agreement with aggregate commitments of $520 million. The 2022 Revolving Credit Agreement included a swingline loan sublimit of $125 million, a letter of credit sublimit of $75 million, and a commercial paper back-up sublimit of $500 million, of which $125 million of the swingline loan sublimit, $68 million of the letter of credit sublimit, and $296 million of the commercial paper back-up sublimit remained available as of March 31, 2026. As of March 31, 2026, Tri-State had $308.4 million of availability under the 2022 Revolving Credit Agreement.
As of March 31, 2026, the 2022 Revolving Credit Agreement was secured under Tri-State's Master Indenture and had a maturity date of April 25, 2027. Funds advanced under the 2022 Revolving Credit Agreement bore interest either at adjusted Term SOFR rates or alternative base rates, at Tri-State's option. The adjusted Term SOFR rate was the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of March 31, 2026) based on Tri-State's credit ratings. Base rate loans bore interest at the alternate base rate plus a margin (0.250 percent as of March 31, 2026) based on Tri-State's credit ratings. The alternate base rate was the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
On April 21, 2026, Tri-State entered into the 2026 Credit Agreement that amended and restated the 2022 Credit Agreement in the amount of $650 million. The 2026 Credit Agreement has a maturity date of April 21, 2031, unless extended as provided therein, and includes swingline loan and letter of credit sublimits of $150 million each. The 2026 Credit Agreement contains interest rate options, financial covenants, including DSR and ECR requirements, similar to the 2022 Revolving Credit Agreement.
Under Tri-State's commercial paper program, Tri-State's Board authorized the issuance of commercial paper in amounts that do not exceed the commercial paper back-up sublimit, if any, under Tri-State's credit agreement, which was $500 million as of March 31, 2026, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of March 31, 2026, Tri-State had $204 million commercial paper outstanding and $296 million available on the commercial paper back-up sublimit. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
We have a secured Renewable Revolving Credit Agreement with CoBank as lead arranger and CFC as administrative agent, in the amount of $250 million. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. As of March 31, 2026, we had borrowed $189 million in adjusted Term SOFR rate loans under such facility and $61 million of availability remained. Tri-State is required to use any investment tax credits received from the green investments to pay down amounts outstanding on this facility.
The Renewable Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of June 18, 2030. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus 0.10 percent plus a margin (1.200 percent as of March 31, 2026) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of March 31, 2026) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
The 2026 Credit Agreement and Renewable Revolving Credit Agreement contain customary representations, warranties, covenants, events of default and acceleration, including financial DSR and ECR requirements in line with the covenants contained in the Master Indenture. A violation of these covenants would result in the inability to borrow under the facilities.
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
Tri-State has previously purchased outstanding debt through cash purchases in open market purchases. In the future, Tri-State may from time to time purchase additional outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise and may continue to seek to retire or purchase outstanding debt. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Tri-State are mindful of its debt and its maturities, and continually evaluates options to ensure that the balance sheet and capital structure are aligned with the business and the long-term health of the cooperative.
Tri-State believes it has sufficient liquidity to fund operations and capital financing needs from projected cash on hand, the commercial paper program, the 2026 Credit Agreement, and expected contract termination payments from withdrawing Utility Members.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating activities. Net cash used in operating activities was $1.6 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $120.8 million for the same period in 2025, a decrease in net cash provided by operating activities of $122.4 million. The decrease in net cash provided by operating activities was due to an increase in asset retirement obligation settlement activity, primarily as Colowyo Mine had transitioned from mining to full reclamation, an increase in project costs related to transmission interconnection projects and timing of cash collected from Utility Member accounts receivable and the payment of trade payables and accrued expenses. Net cash provided by operating activities for the three months ended March 31, 2025 was impacted by MPEI's contract termination payment of $86.0 million.
Investing activities. Net cash used in investing activities was $57.0 million for the three months ended March 31, 2026 compared to $89.0 million for the same period in 2025, a decrease in net cash used in investing activities of $32.0 million. The decrease in net cash used in investing activities was due to lower capital expenditures in the current year compared to prior year. The higher capital expenditures during 2025 were primarily related to construction of the Axial Basin and Dolores Canyon solar facilities. Capital expenditures during the three months ended March 31, 2026 related to various transmission and generation projects.
Financing activities. Net cash provided by financing activities was $41.9 million for the three months ended March 31, 2026 compared to $21.6 million for the same period in 2025, an increase in net cash provided by financing activities of $20.3 million. The increase in net cash provided by financing activities was primarily due to issuance of commercial paper to support capital expenditures and to pay off the $160 million balance on Tri-State's 2022 Revolving Credit Agreement.
Capital Expenditures
Tri-State forecasts capital expenditures annually as part of its long-term planning, and its annual capital budget is approved by Tri-State's Board and long-term capital plan is reviewed by the Board. Tri-State regularly reviews these projections to update calculations to reflect changes in its future plans, facility closures, facility costs, market factors and other items affecting its forecasts. In the years 2026 through 2028, Tri-State's Board-reviewed capital plan forecasts that Tri-State may invest approximately $1.31 billion in new facilities and upgrades to existing facilities.
Tri-State's Board-reviewed capital plan for 2026 to 2028 includes approximately $523 million, including $172 million in 2026, for a new natural gas generating facility for which significant activities have not commenced. Other capital projects include several transmission facilities to improve reliability and load-serving capability throughout the Utility Members' service territories and investments in other generation facilities.
Tri-State's actual capital expenditures depend on a variety of factors, including assumptions related to Tri-State's 2023 ERP, Utility Member load growth Utility Member withdraws, BYOR Program, availability of necessary permits, regulatory changes, environmental requirements, inflation, tariffs, construction delays and costs, receipt of federal funding, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from Tri-State's capital budget forecasts.
Rating Triggers
Tri-State's current senior secured ratings are “Baa2 (stable outlook)” by Moody’s, “BBB (stable outlook)” by S&P, and “BBB+ (stable outlook)” by Fitch. Tri-State's current short-term ratings are “A-2” by S&P and “F1” by Fitch.
Tri-State's 2026 Credit Agreement includes a pricing grid related to the Term SOFR spread, commitment fee and letter of credit fees due under the facility. Tri-State's Renewable Revolving Credit Agreement includes a pricing grid related to the Term SOFR spread and commitment fee. Certain of Tri-State's other loan agreements also include a pricing grid related to the Term SOFR spread. A downgrade of Tri-State's senior secured ratings could result in an increase in each of these pricing components. Tri-State does not believe that any such increase would have a material adverse effect on the financial condition or future results of operations. However, a downgrade of Tri-State's senior secured ratings could impact the costs associated with incurring additional debt and could make accessing the debt markets on favorable terms more difficult.
Tri-State currently have contracts and other obligations that require adequate assurance of performance. These include organized markets contracts, power contracts, natural gas supply contracts and financial risk management contracts. Some of the contracts are directly tied to Tri-State maintaining investment grade credit ratings by S&P and Moody’s. Tri-State may enter into additional contracts which may contain adequate assurance requirements. If Tri-State is required to provide adequate assurances, it may impact Tri-State's liquidity and the amount of adequate assurance required will be dependent on Tri-State's credit ratings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks during the most recent fiscal quarter from those reported in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, under the supervision and with the participation of Tri-State's management, including its principal executive officer and principal financial officer, Tri-State conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Tri-State's principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective.
Changes in Internal Controls
There have been no changes in Tri-State's internal controls over financial reporting that occurred during the most recent fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Tri-State's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this Item is contained in Note 19 to the Unaudited Consolidated Financial Statements in Item 1.
Item 4. Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Bryan R. Davis (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bryan R. Davis (Principal Financial Officer).
95	Mine Safety Disclosure Exhibit.
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: May 8, 2026	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: May 8, 2026		/s/ Bryan R. Davis
Bryan R. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)