Form 10-Q
period 2026-06-30
Tri-State Generation & Transmission Association, Inc.
filed 2026-08-07
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between Tri-State and CFC, as administrative agent
2023 ERP	Tri-State's 2023 Electric Resource Plan filed with the COPUC
2026 Credit Agreement	Second Amended and Restated Credit Agreement, dated as of April 21, 2026, between Tri-State and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Basin Eastern WPC	Amended and Restated Wholesale Power Contract for the Eastern Interconnection, dated September 27, 2017, between Tri-State and Basin
Board	Board of Directors
BYOR	Bring Your Own Resource
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of Tri-State
COPUC	Colorado Public Utilities Commission
CRPPD	Chimney Rock Public Power District
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in Tri-State's Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in Tri-State's Master Indenture)
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	Accounting principles generally accepted in the United States
IRA	Inflation Reduction Act of 2022
Jemez	Jemez Mountains Electric Cooperative, Inc.
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between Tri-State and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
MECC	The Midwest Electric Cooperative Corporation
Members	Tri-State's Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
New Era Program	USDA's Empowering Rural America Program
Non-Utility Members	Tri-State's non-utility members
NRPPD	Northwest Rural Public Power District
OATT	Open Access Transmission Tariff
PREMA	Panhandle Rural Electric Membership Association
Renewable Revolving Credit Agreement	Renewable Revolving Credit Agreement, dated as of June 18, 2025, between Tri-State and CFC, as administrative agent
RPPD	Roosevelt Public Power District

S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of Tri-State
Springerville Unit 3	Springerville Generating Station Unit 3
Tenth Circuit Court of Appeals	United States Court of Appeals for the Tenth Circuit
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
USDA	United States Department of Agriculture
Utility Members	Tri-State's electric distribution member systems
WBPPD	Wheat Belt Public Power District

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Property, plant and equipment
Electric plant
In service	$6,125,869	$6,075,291
Construction work in progress	209,909	143,940
Total electric plant	6,335,778	6,219,231
Less allowances for depreciation and amortization	(2,977,482)	(2,913,707)
Net electric plant	3,358,296	3,305,524
Other plant	803,547	853,410
Less allowances for depreciation, amortization and depletion	(724,930)	(760,477)
Net other plant	78,617	92,933
Total property, plant and equipment	3,436,913	3,398,457
Other assets and investments
Investments in other associations	193,470	194,825
Investments in and advances to coal mines	1,372	1,533
Restricted cash and investments	1,686	2,137
Intangible assets, net	150,724	157,915
Other noncurrent assets	14,375	14,674
Total other assets and investments	361,627	371,084
Current assets
Cash and cash equivalents	182,558	177,557
Restricted cash and investments	1,130	1,111
Deposits and advances	38,554	32,620
Accounts receivable—Utility Members	106,357	83,743
Other accounts receivable	84,955	32,892
Coal inventory	115,288	124,170
Materials and supplies	104,435	109,146
Total current assets	633,277	561,239
Deferred charges
Regulatory assets	828,473	853,834
Deferred income tax asset	254	—
Other	55,262	58,546
Total deferred charges	883,989	912,380
Total assets	$5,315,806	$5,243,160
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$868,574	$917,276
Accumulated other comprehensive loss	1,649	1,545
Noncontrolling interest	129,865	130,132
Total equity	1,000,088	1,048,953
Long-term debt	2,871,295	3,093,216
Total capitalization	3,871,383	4,142,169
Current liabilities
Utility Member advances	9,200	10,383
Accounts payable	170,789	129,552
Short-term borrowings	211,728	100
Accrued expenses	20,274	28,717
Current asset retirement and environmental remediation obligations	132,644	136,501
Accrued interest	23,498	22,632
Accrued property taxes	20,639	33,505
Current maturities of long-term debt	60,947	80,052
Total current liabilities	649,719	441,442
Deferred credits and other liabilities
Regulatory liabilities	527,297	358,446
Deferred income tax liability	—	(254)
Asset retirement and environmental remediation obligations	175,005	200,267
Other	82,832	91,880
Total deferred credits and other liabilities	785,134	650,339
Accumulated postretirement benefit and postemployment obligations	9,570	9,210
Total equity and liabilities	$5,315,806	$5,243,160
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues
Utility Member electric sales	$270,463	$257,649	$531,385	$513,649
Non-member electric sales	55,377	44,497	112,167	92,903
Rate stabilization	9,369	43,183	34,209	88,126
Provision for rate refunds	(11,573)	5,273	(11,573)	2,719
Other	72,817	39,525	105,265	67,930
	396,453	390,127	771,453	765,327

Operating expenses
Purchased power	124,293	110,405	235,412	207,549
Fuel	28,023	36,543	72,446	88,343
Production	50,621	37,686	94,244	74,180
Transmission	48,401	41,869	90,268	85,959
General and administrative	40,763	39,977	87,176	79,278
Depreciation, amortization and depletion	47,972	71,154	96,736	143,935
Coal mining	5,951	13,530	10,148	7,172
Other	3,246	2,032	5,870	5,042
	349,270	353,196	692,300	691,458

Operating margins	47,183	36,931	79,153	73,869

Other income
Interest	1,722	2,562	3,522	5,611
Capital credits from cooperatives	—	22	1,225	1,135
Other income	104	477	5,003	634
	1,826	3,061	9,750	7,380

Interest expense
Interest	46,076	47,587	91,847	90,655
Interest charged during construction	(1,763)	(5,330)	(3,465)	(10,452)
	44,313	42,257	88,382	80,203

Income tax expense	—	—	—	—

Net margins including noncontrolling interest	4,696	(2,265)	521	1,046
Net margin attributable to noncontrolling interest	(53)	(49)	(104)	(95)
Net margins attributable to the Association	$4,643	$(2,314)	$417	$951
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net margins including noncontrolling interest	$4,696	$(2,265)	$521	$1,046
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(31)	55	(55)	120
Amortization of prior service cost on executive benefit restoration obligation included in net margin	78	60	159	121
Other comprehensive income	47	115	104	241

Comprehensive income (loss) including noncontrolling interest	4,743	(2,150)	625	1,287
Net comprehensive income attributable to noncontrolling interest	(53)	(49)	(104)	(95)

Comprehensive income (loss) attributable to the Association	$4,690	$(2,199)	$521	$1,192
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Patronage capital equity at beginning of period	$913,050	$901,705	$917,276	$912,922

Net margins attributable to the Association	4,643	(2,314)	417	951
Retirement of patronage capital	(49,119)	(1,020)	(49,119)	(15,502)
Patronage capital equity at end of period	868,574	898,371	868,574	898,371

Accumulated other comprehensive gain at beginning of period	1,602	1,091	1,545	965
Unrealized gain (loss) on securities available for sale	(31)	55	(55)	120
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	78	60	159	121
Accumulated other comprehensive gain at end of period	1,649	1,206	1,649	1,206

Noncontrolling interest at beginning of period	129,812	130,281	130,132	130,498

Net comprehensive income attributable to noncontrolling interest	53	49	104	95
Equity distribution to noncontrolling interest	—	—	(371)	(263)
Noncontrolling interest at end of period	129,865	130,330	129,865	130,330
Total equity at end of period	$1,000,088	$1,029,907	$1,000,088	$1,029,907
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net margins including noncontrolling interest	$521	$1,046
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	96,736	143,935
Amortization of intangible asset	7,053	7,030
Amortization of NRECA Retirement Security Plan prepayment	—	2,686
Amortization of debt issuance costs	1,405	1,047
Accretion of asset retirement obligations	2,304	4,263
Settlement of asset retirement and environmental remediation obligations	(20,608)	(6,932)
Rate stabilization revenue	(34,209)	(88,126)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,516	1,864
Amortization of transmission credits	(4,666)	(4,027)
Changes in operating assets and liabilities:
Accounts receivable	(74,615)	(5,703)
Coal inventory	8,882	(11,745)
Materials and supplies	4,711	(5,944)
Accounts payable and accrued expenses	28,365	(2,776)
Accrued interest	867	1,296
Accrued property taxes	(12,866)	(12,898)
Change in environmental remediation obligation	(2,058)	—
Deferred membership withdrawal	208,437	86,033
Other	(6,471)	(3,957)
Net cash provided by operating activities	205,304	107,092

Investing activities
Purchases of plant	(138,355)	(178,660)
Sale of electric plant	7,308	5,917
Sale of non-utility assets	12,033	—
Changes in deferred charges	(132)	(9,470)
Net cash used in investing activities	(119,146)	(182,213)

Financing activities
Changes in Member advances	(1,182)	(104)
Payments of long-term debt	(246,169)	(70,665)
Proceeds from issuance of long-term debt	5,510	74,000
Debt issuance costs	(1,389)	(1,054)
Change in short-term borrowings, net	211,528	44,554
Retirement of patronage capital	(49,119)	(19,234)
Equity distribution to noncontrolling interest	(371)	(263)
Other	(397)	(570)
Net cash provided by (used in) financing activities	(81,589)	26,664

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	4,569	(48,457)
Cash, cash equivalents and restricted cash and investments – beginning	180,805	233,537
Cash, cash equivalents and restricted cash and investments – ending	$185,374	$185,080

Supplemental cash flow information:
Cash paid for interest	$77,099	$73,721

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$(568)	$4,484
Lease asset additions	$765	$927
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements, which represent the consolidated financial statements of Tri-State Generation and Transmission Association, Inc. (“Tri-State”) and its wholly owned and majority-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Tri-State's annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Tri-State's consolidated financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for an entire year or any other period.
Basis of Consolidation
Tri-State is a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis serving large portions of Colorado, Nebraska, New Mexico and Wyoming. Tri-State was incorporated under the laws of the State of Colorado in 1952. Tri-State has thirty-nine electric distribution member systems ("Utility Members") who are Class A - utility full requirements members to which it provides power pursuant to long-term wholesale electric service contracts. Tri-State has three non-utility members (“Non-Utility Members”). Tri-State's Class A Utility Members and Non-Utility Members are collectively referred to as its “Members.”
On April 1, 2026, La Plata Electric Association, Inc. ("LPEA") withdrew from membership in Tri-State and pursuant to Tri-State's contract termination payment tariff on file with the Federal Energy Regulatory Commission (“FERC”) and a membership withdrawal agreement, terminated its wholesale electric service contract with Tri-State. In accordance with the membership withdrawal agreement, LPEA paid Tri-State a final payment of $159.3 million, consisting of a total contract termination payment of $208.4 million, less $49.1 million for the discounted value of LPEA's patronage capital in Tri-State. Of the total contract termination payment, $88.9 million was deferred as a regulatory liability for future transmission service as required by the contract termination payment tariff. The remaining $119.5 million membership withdrawal income was deferred as a regulatory liability for future rate stabilization.
Tri-State provides wholesale power to its Utility Members at rates determined by its Board of Directors ("Board"), subject to FERC approval or acceptance. Rates are designed to recover all costs and provide margins to increase Utility Members' equity and to meet certain financial covenants, including a debt service ratio ("DSR") requirement and equity to capitalization ratio ("ECR") requirement.
Tri-State complies with the Uniform System of Accounts as prescribed by FERC. In conformity with GAAP, the accounting policies and practices applied by Tri-State in the determination of rates are also employed for financial reporting purposes.
The accompanying financial statements reflect the consolidated accounts of Tri-State, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities for which Tri-State or its subsidiaries are the primary beneficiaries. See Note 17 – Variable Interest Entities. Tri-State's consolidated financial statements also include its undivided interests in jointly owned facilities. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Pronouncement - Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires public business entities to disclose, in the notes to the financial statements, additional information about specified categories of expenses included in relevant expense captions presented on the face of the income statement. Required disclosures include amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for both annual and interim periods. In January 2025, the FASB issued ASU 2025-01 which clarified the effective dates of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Tri-State is currently evaluating the impact of ASU 2024-03 on its consolidated financial statement disclosures. Because the amendments affect disclosure requirements only, Tri-State does not expect adoption to have an impact on it consolidated results of operations, financial position or cash flows. Tri-State expects to adopt the ASU 2024-03 disclosure requirements with its Annual Report on Form 10-K for the year ending December 31, 2027.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). ASU 2025-10 establishes authoritative guidance for the accounting and disclosure of government grants received by businesses entities. Under this amendment, a government grant is recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. Grants related to assets are recognized either as deferred income or as a reduction of the carrying amount of the related asset, while grants related to income are recognized in earnings either as other income or as a reduction of the related expense. ASU 2025-10 also establishes disclosure requirements intended to provide users of financial statements with information about the nature, terms and financial statement effects of government grants. ASU 2025-10 is effective for public business entities for annual periods beginning after December 15, 2028. Early adoption is permitted. Tri-
State is evaluating the impact that adoption of ASU 2025-10 will have on its consolidated financial statements and related disclosures.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 establishes a comprehensive accounting framework for the recognition, measurement, presentation and disclosure of environmental credits, such as renewable energy credits, and environmental credit obligations. The guidance requires, environmental credits that meet specified criteria to be recognized as assets, while obligations that may be settled using environmental credits are recognized as liabilities. ASU 2026-02 also requires expanded qualitative and quantitative disclosures regarding the nature, use, valuation and settlement of environmental credits and related obligations. ASU 2026-02 is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Tri-State is evaluating the effect of adopting ASU 2026-02 on its consolidated financial statements.
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

Regulatory assets and liabilities are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Regulatory assets
Deferred income tax expense (1)	$—	$(254)
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	68,824	69,970
Deferred debt prepayment transaction costs (3)	84,846	89,160
Deferred Holcomb expansion impairment loss (4)	63,109	65,446
New Horizon Mine environmental obligation (5)	41,429	42,326
Colowyo asset retirement and environmental remediation obligations (6)	69,331	79,860
Unrecovered plant (7)	500,858	507,250
Other	76	76
Total regulatory assets	828,473	853,834

Regulatory liabilities
Interest rate swap - realized gain (8)	735	924
Deferred income tax (1)	254	—
Membership withdrawal (9)	115,595	30,236
Withdrawal related transmission credit (10)	399,989	315,786
Formula rate settlement (11)	10,724	11,500
Total regulatory liabilities	527,297	358,446
Net regulatory asset	$301,176	$495,388
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
(6)Represents deferral of net expenses from the Colowyo Mine asset retirement and environmental remediation obligations related to the transition from mining to full reclamation as of October 2025. The regulatory asset for the deferred Colowyo Mine asset retirement obligation expense is being amortized to depreciation, amortization and depletion expense in the amount of $4.5 million annually over 19 years, its original expected useful life, ending in 2044. Pending approval from FERC, a reduction in the regulatory asset resulting from adjustment of estimated environmental remediation obligations for the Colowyo mine will decrease depreciation, amortization and depletion expense by $0.8 million annually through 2044.
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
(9)     Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in Tri-State. On April 1, 2026, LPEA withdrew from membership in Tri-State by paying a total contract termination payment amount of $208.4 million, of which $119.5 million was deferred by Tri-State's Board as a regulatory liability and will be credited to Utility Members through reduced rates when recognized in operating revenues in future periods with the oldest vintage year first. During the six months ended June 30, 2026, $34.2 million was recognized in operating revenues as part of Tri-State's rate stabilization measures. See Note 13 - Revenue.
(10) Represents the remaining amount of transmission credits from former Utility Members. A portion of withdrawing members' contract termination payments is deferred as a regulatory liability for future transmission service as required by Tri-State's contract termination payment tariff. The transmission credit, plus interest at FERC's prescribed interest rate, is credited on a straight-line amortized basis against the former Utility Member's bill for ongoing transmission service related to Tri-State. If the former Utility Member's transmission bill for a given month is lower than the credit due, the difference is forfeited by the former Utility Member and is recognized in other operating revenues on Tri-State' consolidated statement of operations. Certain elements of the transmission credit remain subject to ongoing proceedings.
(11) Represents the settlement amount Tri-State has agreed to in the settlement agreement, which was accepted by FERC in December 2025, related to Tri-State's Class A wholesale rate schedule (A-41) and the unbundling of certain ancillary services with the Utility Members, net of amortization.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Tri-State's property, plant and equipment on its consolidated statements of financial position consists of electric plant and other plant.
ELECTRIC PLANT:  As of June 30, 2026, Tri-State's investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,385,415	$(1,885,689)	$1,499,726
Transmission plant	1.17%	to	1.84%	2,208,498	(834,876)	1,373,622
General plant	1.20%	to	11.60%	282,683	(152,246)	130,437
Other	2.75%	to	10.00%	249,273	(104,671)	144,602
Electric plant in service (at cost)				$6,125,869	$(2,977,482)	3,148,387
Construction work in progress						209,909
Electric plant						$3,358,296

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

JOINTLY OWNED FACILITIES:  Tri-State's share in each jointly owned facility is as follows as of June 30, 2026 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,521	$382,287	$—
MBPP - Laramie River Station	28.50%	546,408	365,341	1,681
Total		$938,929	$747,628	$1,681
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
Other plant assets are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Colowyo Mine assets	$248,101	$297,636
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(197,016)	(232,575)
Net mine assets	57,372	71,348
Non-utility assets	549,159	549,487
Accumulated depreciation	(527,914)	(527,902)
Net non-utility assets	21,245	21,585
Net other plant	$78,617	$92,933
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

Investments in other associations are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Basin Electric Power Cooperative	$142,457	$142,457
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,755	12,755
National Rural Utilities Cooperative Finance Corporation - capital term certificates	14,395	14,395
CoBank, ACB	18,846	20,050
Other	5,017	5,168
Investments in other associations	$193,470	$194,825
Tri-State's investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. Tri-State has evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the six months ended June 30, 2026 or during 2025.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within Tri-State's consolidated statements of financial position that sum to the total of the same such amount shown in its consolidated statements of cash flows (dollars in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$182,558	$177,557
Restricted cash and investments - current	1,130	1,111
Restricted cash and investments - noncurrent	1,686	2,137
Cash, cash equivalents and restricted cash and investments	$185,374	$180,805
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract Assets
A contract asset represents an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity's future performance). Tri-State had no contract assets as of June 30, 2026 and December 31, 2025.
Accounts Receivable
Tri-State records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with the Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. Tri-State has received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on Tri-State's consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the six months ended June 30, 2026, Tri-State recognized $0.1 million of this unearned revenue in other operating revenues on its consolidated statements of operations.
Tri-State's contract assets and liabilities consist of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable - Utility Members	$106,357	$83,743

Other accounts receivable - trade:
Non-member electric sales and transmission	51,926	20,921
Other	15,776	3,807
Total other accounts receivable - trade	67,702	24,728
Other accounts receivable - non-trade	17,253	8,164
Total other accounts receivable	$84,955	$32,892

Contract liabilities (unearned revenue)	$2,929	$3,182
NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	June 30, 2026	December 31, 2025
Preliminary surveys and investigations	$12,526	$12,988
Advances to operating agents of jointly owned facilities	11,343	11,210
Lease right-of-use assets	10,438	10,955
Financial asset - reclamation	17,433	17,027
Other	3,522	6,366
Total other deferred charges	$55,262	$58,546
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
Financial asset - reclamation represents a receivable from the joint owners of the Yampa Project - Craig Generating Station for their share of reclamation costs at that facility that they have undivided interests in.
NOTE 8 – LONG-TERM DEBT
As of June 30, 2026, Tri-State had $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all of Tri-State's assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a DSR requirement on an annual basis and an ECR requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-

term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require Tri-State to transfer all cash to a special fund managed by the trustee of the Master Indenture.
On April 21, 2026, Tri-State entered into a secured revolving credit facility with CFC, as lead arranger and administrative agent, in the amount of $650 million ("2026 Credit Agreement") that amended and restated Tri-State's 2022 secured revolving credit facility that would have expired in April 2027. The 2026 Credit Agreement expires on April 21, 2031, unless extended as provided therein, and includes swingline loan and letter of credit sublimits of $150 million each. As of June 30, 2026, Tri-State had $430 million in availability (including $142 million under the letter of credit sublimit) under the 2026 Credit Agreement.
Tri-State has a secured renewable revolving credit facility with CoBank, as lead arranger, and CFC, as administrative agent, in the amount of $250 million ("Renewable Revolving Credit Agreement") that expires on June 18, 2030. As of June 30, 2026, Tri-State had borrowed $189 million in adjusted Term SOFR rate loans and $61 million of availability remained.
Long-term debt consists of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Total debt	$2,947,938	$3,188,697
Less debt issuance costs	(16,574)	(16,591)
Less debt discounts	(7,910)	(8,071)
Plus debt premiums	8,788	9,232
Total debt adjusted for debt issuance costs, discounts and premiums	2,932,242	3,173,268
Less current maturities	(60,947)	(80,052)
Long-term debt	$2,871,295	$3,093,216
NOTE 9 – SHORT-TERM BORROWINGS
Tri-State has a commercial paper program under which it issues unsecured commercial paper. As of June 30, 2026, the commercial paper aggregate amounts outstanding shall not exceed the lesser of $500 million or the amount available under the 2026 Credit Agreement. The commercial paper issuances are used to provide an additional financing source for short-term liquidity needs. The maturities of the commercial paper issuances vary but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on the consolidated statements of financial position.
Short-term borrowings consisted of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Commercial paper outstanding, net of discounts	$211,628	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	4.23%	—%

As of June 30, 2026, $288 million of the $500 million commercial paper program limit set by Tri-State's current commercial paper program remained available. Tri-State's Board has authorized an increase in the commercial paper program to $600 million, subject to receiving updated credit ratings and other customary requirements, which remain pending.
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
Aggregate carrying amounts of asset retirement obligations and environmental remediation obligations are as follows (dollars in thousands):

Six Months Ended June 30, 2026
Obligations at beginning of period	$336,768
Liabilities settled	(20,608)
Accretion expense	1,890
Change in estimate	(10,401)
Total obligations at end of period	$307,649
Less current obligations at end of period	(132,644)
Long-term obligations at end of period	$175,005
The New Horizon Mine environmental remediation liability balance is $64.2 million as of June 30, 2026. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on Tri-State's consolidated statements of operations.
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
In May 2024, the Environmental Protection Agency ("EPA") published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. Tri-State is progressing through the initial implementation phases for coal combustion residuals management units. Depending on the applicable results, changes to the applicable asset retirement obligations may be required. In February 2026, the EPA published an extension rule and in April 2026 the EPA published draft amendments applicable to coal combustion residual management units. Tri-State is evaluating to determine if there are any material impacts to its facilities. Depending on the final amendment language, changes to the applicable asset retirement obligations may be required. As of June 30, 2026, no changes to recorded asset retirement or environmental remediation obligations have been recognized.

NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	June 30, 2026	December 31, 2025
Transmission easements	$14,976	$15,373
OATT deposits	33,732	32,129
Financial liabilities - reclamation	10,798	10,837
Customer deposits	8,156	16,517
Contract liabilities (unearned revenue) - noncurrent	2,929	3,182
Lease liabilities - noncurrent	5,843	6,473
Other	6,398	7,369
Total other deferred credits and other liabilities	$82,832	$91,880
In 2015, Tri-State renewed transmission right-of-way easements on tribal nation lands where certain of its electric transmission lines are located. Tri-State will pay $21.0 million for these easements from 2026 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present values for the remaining easement payments were $15.0 million as of June 30, 2026 and $15.4 million as of December 31, 2025, respectively, which are recorded as other deferred credits and other liabilities. In April 2025, Tri-State submitted a notice of its intent to early terminate a portion of one of its easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way. The timing of decommissioning work is subject to ongoing coordination with the tribe and Bureau of Indian Affairs.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable as provided in Tri-State's Open Access Transmission Tariff ("OATT").
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
Tri-State sponsors three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of June 30, 2026, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.

The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary and are included in accumulated postretirement benefit and post employment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2026
Postretirement medical benefit obligation at beginning of period	$347
Interest cost	10
Benefit payments (net of contributions by participants)	(113)
Postretirement medical benefit obligation at end of period	$244
Postemployment medical benefit obligation at end of period	99
Total postretirement and postemployment medical obligations at end of period	$343
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

Six Months Ended June 30, 2026
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

The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary and are included in accumulated postretirement benefit and post employment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

Six Months Ended June 30, 2026
Executive benefit restoration obligation at beginning of period	$8,534
Service cost	250
Interest cost	213
Executive benefit restoration at end of period	$8,997
Fair value of plan assets at beginning of period	$10,360
Actual return on plan assets	109
Fair value of plan assets at end of period	$10,469
Net asset at end of period	$1,472
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
The net unrecognized actuarial gains and losses related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Six Months Ended June 30, 2026
Accumulated other comprehensive loss at beginning of period	$1,368
Amortization of prior service cost into other income	159
Accumulated other comprehensive loss at end of period	$1,527

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
In addition to Utility Member electric sales, Tri-State has non-member electric sales, transmission revenue and other operating revenue which consist of several revenue streams. On April 1, 2026, certain of Tri-State's load and transmission facilities in the Western Interconnection became part of Southwest Power Pool's ("SPP") expansion of its regional transmission organization into the Western Interconnection. Certain of Tri-State's load and generating facilities participate in SPP's integrated marketplace. The following revenue is reflected on Tri-State's consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-member electric sales:
Long-term contracts	$45,312	$36,479	$92,134	$75,273
Short-term contracts	10,065	8,018	20,033	17,630
Rate stabilization	9,369	43,183	34,209	88,126
Provision for rate refunds	(11,573)	5,273	(11,573)	2,719
Transmission revenue	57,953	17,388	77,112	34,998
Lease revenue	11,866	7,237	22,907	14,557
Coal sales	—	12,466	—	12,466
Other	2,998	2,434	5,246	5,909
Total non-member electric sales and other operating revenue	$125,990	$132,478	$240,068	$251,678
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
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in us that was previously deferred in accordance with accounting requirements related to regulated operations. Tri-State recognized $34.2 million of deferred membership withdrawal income for the six months ended June 30, 2026 compared to $88.1 million of deferred membership withdrawal income being recognized for the six months ended June 30, 2025.
Provision for Rate Refunds
Tri-State is subject to ongoing proceedings at FERC regarding the return on equity and other inputs used in transmission rates of transmission owners under the SPP's OATT related to the expansion of SPP's regional transmission organization into the Western Interconnection. FERC accepted proposed rates subject to refund and established hearing and settlement procedures. These settlement discussions are ongoing and the matter has not been fully resolved. Pending the ultimate outcome of settlement discussions, Tri-State has recorded an estimated provision for rate refund for such amounts that are subject to refund to transmission customers.
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

Transmission revenue
Transmission revenue is received for reservation of capacity or transmission of electricity over Tri-State's transmission facilities, including revenue from SPP related to Tri-State's transmission facilities. Each of these services are provided over time and progress toward completion of Tri-State's performance obligations is measured using the output method.
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
Under ASC 740-270, Tri-State calculates an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Tri-State's consolidated statements of operations included no income tax expense or benefit for the six months ended June 30, 2026 or for the comparable period in 2025.
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
Operating Leases
Tri-State has lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.7 million for the three months ended June 30, 2026 and $1.2 million for the comparable period in 2025. Rent expense for all short-term and long-term operating leases was $1.4 million for the six months ended June 30, 2026 and $2.4 million for the comparable period in 2025. Rent expense is included in various categories of operating expenses on Tri-State's consolidated statements of operations based on the type and purpose of the lease.

Tri-State's consolidated statements of financial position include the following lease components (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$13,869	$13,807
Less: Accumulated amortization	(3,431)	(2,874)
Net operating lease right-of-use assets	$10,438	$10,933

Operating lease liabilities - current	$(1,018)	$(803)
Operating lease liabilities - noncurrent	(5,843)	(6,473)
Total operating lease liabilities	$(6,861)	$(7,276)

Finance leases:
Finance lease right-of-use assets	$—	$95
Less: Accumulated amortization	—	(73)
Net finance lease right-of-use assets	$—	$22

Finance lease liabilities - current	$—	$(13)
Finance lease liabilities - noncurrent	—	—
Total finance lease liabilities	$—	$(13)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	27.6	26.9
Finance leases	0	0.5
Weighted-average discount rate
Operating leases	6.85%	6.82%
Finance leases	—%	6.99%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Operating Leases
Year 1	$1,293
Year 2	813
Year 3	705
Year 4	616
Year 5	539
Thereafter	11,670
Total lease payments	$15,636
Less imputed interest	(8,775)
Total	$6,861
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

Leasing Arrangements as Lessor
Tri-State has lease agreements as lessor primarily for certain combustion turbine units. The revenue from these lease agreements of $11.9 million and $7.2 million for the three months ended June 30, 2026 and 2025 and $23.0 million and $14.5 million for the six months ended June 30, 2026 and 2025 are included in other operating revenue on Tri-State's consolidated statements of operations.
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
Executive Benefit Restoration Plan Trust
Tri-State has an irrevocable trust with an independent third party to fund the NRECA Executive Benefit Restoration Plan. The trust is funded quarterly to the prior year obligation as determined by the NRECA actuary. The trust consists of investments in equity and debt securities and are measured at fair value on a recurring basis. Changes in the fair value of investments in equity securities are recognized in earnings and changes in fair value of investments in debt securities classified as available-for-sale are recognized in other comprehensive income until realized. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on Tri-State's consolidated statements of financial position. The cost and fair values of Tri-State's marketable securities related to the executive benefit restoration plan trust are as follows (dollars in thousands):

	June 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Executive benefit restoration plan trust	$10,509	$10,469	$10,337	$10,360
Deferred Compensation
Tri-State holds marketable securities in connection with the directors’ and executives’ elective deferred compensation plans which consist of investments in stock funds, bond funds and money market funds. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the investments is based upon their active market value (Level 1 inputs) and is included in other noncurrent assets on Tri-State's consolidated statements of financial position. The cost and fair values of Tri-State's marketable securities related to the deferred compensation plans are as follows (dollars in thousands):

	June 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Deferred compensation	$632	$715	$597	$637
Cash Equivalents
Tri-State invests portions of its cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates Tri-State's cost basis in the investments. In aggregate, the fair value was $127.4 million as of June 30, 2026 and $137.0 million as of December 31, 2025.
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

	June 30, 2026		December 31, 2025
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,947,938	$2,793,606	$3,188,697	$3,068,509
NOTE 17 – VARIABLE INTEREST ENTITIES
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
Assets and liabilities of the Springerville Partnership that are included in Tri-State's consolidated statements of financial position are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Net electric plant	$615,483	$635,777
Noncontrolling interest	129,866	130,132
Long-term debt	171,827	172,158
Accrued interest	4,997	4,997
Tri-State's consolidated statements of operations include the following Springerville Partnership expenses for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation, amortization and depletion	$10,148	$10,147	$20,295	$20,295
Interest	2,832	2,842	5,665	5,686
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
NRPPD Section 206 Complaint: On March 25, 2024, Northwest Rural Public Power District ("NRPPD") filed a Federal Power Act ("FPA") section 206 proceeding with FERC, Docket No. EL24-93, against Tri-State and Basin Electric Power Cooperative ("Basin") seeking FERC to exercise primary jurisdiction over the interpretation of FERC's December 19, 2023 order related to Tri-State's contract termination payment tariff and Tri-State's Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC"). In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from Tri-State is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC's order also determined that NRPPD's withdrawal from Tri-State does not cause a breach of the Basin Eastern WPC ("FERC NRPPD Order"). On January 3, 2025, Basin filed a request for rehearing with FERC of the FERC NRPPD Order related to FERC's interpretation of the Basin Eastern WPC that NRPPD's withdrawal from Tri-State is not a breach of the Basin Eastern WPC. On February 3, 2025, FERC issued a notice stating the request for rehearing was denied by operation of law. On February 13, 2025, Basin filed a petition for review of the FERC NRPPD Order, Case No. 25-1060, with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, Tri-State filed a notice of intervention in Basin's petition for review.
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
NRPPD v. Basin and Tri-State: On July 16, 2025, Basin made multiple filings with FERC stating that Basin is no longer a public utility under Part II of the FPA because it received funding from the United States Department of Agriculture's Rural Utilities Service under the Rural Electrification Act. Basin sought cancellation of the rate schedule filed with FERC concerning the Basin Eastern WPC, which FERC accepted. On July 18, 2025, NRPPD filed a complaint against Basin and Tri-State in the United States District Court, District of Nebraska, 4:25-cv-03153, seeking a declaratory judgment that the FERC NRPPD Order continues to bind Basin and Tri-State under the doctrines of res judicata and collateral estoppel despite Basin’s assertion it is not a public utility under Part II of the FPA. On September 10, 2025, NRPPD filed an amended complaint adding additional claims against Basin. Tri-State and Basin each filed motions to dismiss the amended complaint. On July 13, 2026, NRPPD filed a notice of settlement and an unopposed motion to dismiss the complaint with prejudice. On July 20, 2026, the court dismissed the complaint with prejudice.
Las Tusas Fire. In the first quarter of 2026, Tri-State was added as a co-defendant to an existing lawsuit against its Utility Member, Mora San Miguel Electric Cooperative, Inc. (“MSMEC”), relating to the Las Tusas fire that occurred in May 2023 in San Miguel County, New Mexico. Tri-State’s operations, assets or personnel are not implicated in the allegations. Rather, it is alleged that MSMEC’s facilities started the fire and that Tri-State had influence over or oversight of MSMEC’s activities. Tri-State filed an answer to the amended complaint on May 20, 2026. Tri-State plans a vigorous defense in close coordination with its insurance carrier and with primary defense costs covered by insurance. It is not possible to predict the outcome of this matter or whether Tri-State will incur any resulting liability.

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
Tri-State supplies and transmits its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases. Tri-State owns, leases, has undivided interests in, or long-term purchase contracts with respect to various generating facilities. Tri-State's diverse generation portfolio has a maximum available power of 4,948 MWs, of which approximately 1,959 MWs comes from renewables.
Tri-State sold 8.4 million MWhs for the six months ended June 30, 2026, of which 76.0 percent was to Utility Members. Total revenue from electric sales was $643.6 million for the six months ended June 30, 2026 of which 82.6 percent was from Utility Member sales. Tri-State's results for the six months ended June 30, 2026 were primarily impacted by warmer than average temperatures, lower natural gas prices and strong seasonal demand for power that enabled Tri-State to sell surplus energy through bilateral sales and organized wholesale electricity markets, including SPP.
•Utility Member electric sales increased $17.7 million, or 3.5 percent, due to Utility Member load growth and a 7.0 percent increase in the formulary rate charged to Utility Members.
•Non-member electric sales increased $19.3 million, or 20.7 percent, due to higher long-term and short-term market sales.
•Rate stabilization represents recognition of previously deferred income from withdrawal of former Utility Members from membership in Tri-State. Tri-State recognized $34.2 million of rate stabilization revenue for the six months ended June 30, 2026 compared to $88.1 million for the same period in 2025.
•Other operating revenues increased $37.3 million, or 55.0 percent, due to higher transmission revenue and higher lease revenue related to a tolling agreement for one combustion turbine unit that began in January 2026.
•Fuel expense decreased $15.9 million, or 18.0 percent, primarily due to a lower generation at Tri-State's coal-fired generating facilities.
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
In June 2025, Tri-State filed with FERC Tri-State's revised wholesale electric service contracts and Tri-State's Board Policy for Member System Distributed Resource Policy, which FERC accepted in August 2025 and set them for settlement and hearing procedures. In March 2026, Tri-State filed an uncontested settlement agreement with FERC to resolve all issues set for settlement related to such documents. As part of the settlement, Tri-State's Board Policy was revised related to Utility Member self-supply projects in the Eastern Interconnection. On May 26, 2026, FERC approved the settlement agreement.
Member Withdrawals and Relationship with Members
Pursuant to Tri-State's Bylaws, a Member may only withdraw from membership in Tri-State upon compliance with such equitable terms and conditions as Tri-State's Board may prescribe provided, however, that no Member shall be permitted to withdraw until it has met all its contractual obligations to Tri-State. Tri-State's contract termination payment tariff on file with FERC as Rate Schedule No. 281 provides a process should a Utility Member elect to withdraw from membership in Tri-State and terminate its wholesale electric service contract. The tariff process includes requirements for a two-year notice and the payment to Tri-State of a contract termination payment. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
On April 1, 2026, LPEA withdrew from membership in Tri-State and pursuant to Tri-State's contract termination payment tariff on file with FERC and a membership withdrawal agreement, terminated its wholesale electric service contract with Tri-State. In accordance with the membership withdrawal agreement, LPEA paid Tri-State a final payment of $159.3 million, consisting of a total contract termination payment of $208.4 million, less a $49.1 million credit for the discounted value of LPEA's patronage capital in Tri-State. Of the total contract termination payment, $88.9 million was deferred as a regulatory liability for future transmission service as required by the contract termination payment tariff. The remaining $119.5 million membership withdrawal income was deferred as a regulatory liability for future rate stabilization. Tri-State and LPEA also entered into a purchase and sales contract to sell LPEA certain assets for $7.3 million that closed on April 24, 2026.
In December 2024, NRPPD, which is electrically served in the Eastern Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a January 1, 2027, withdrawal effective date. On August 4, 2026, Tri-State filed with FERC an unexecuted Membership Withdrawal Agreement with NRPPD because the parties were not able to agree on all terms. See "OTHER INFORMATION."
In November 2025, three Nebraska Utility Members provided Tri-State non-conditional notices to withdraw from membership in Tri-State, including CRPPD, which is electrically served in both the Eastern and Western Interconnections; PREMA, which is electrically served in the Eastern Interconnection; and RPPD, which is electrically served in the Western Interconnection, each with a December 1, 2027, withdrawal effective date. In March 2026, WBPPD, which is electrically served in both the Eastern and Western Interconnections, and Jemez, which is electrically served in the Western Interconnection, each provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with an April 1, 2028, withdrawal effective date. In May 2026, MECC, which is electrically served in the Eastern Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a June 1, 2028, withdrawal effective date.
Tri-State cannot predict if any of these seven Utility Members will actually withdraw from membership in Tri-State. These seven Utility Members comprised 8.6 percent of Tri-State's Utility Member revenue for the six months ended June 30, 2026 and 8.7 percent of Tri-State's Utility Member revenue for the year ended December 31, 2025.
Certain elements of Tri-State's contract termination payment tariff remain subject to ongoing proceedings at the Tenth Circuit Court of Appeals and D.C. Circuit Court of Appeals. See Note 18 to the Unaudited Consolidated Financial Statements in Item 1 for further information and Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
Consistent with prior withdrawals of Utility Members, Tri-State anticipates that some or all of contract termination payments received may be deferred as regulatory liabilities, subject to Tri-State's Board's discretion, and the contract termination payments may be recognized as revenue in future periods to offset the revenue otherwise recoverable from Utility Members. See also “Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” and "RISK FACTORS - Members and Regulatory Risks" in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
Recent Developments
In March 2026, Tri-State filed with FERC a new tariff and pro forma agreement to create a repeatable process to address requests to serve high impact loads that have large load requirements, including data centers. In May 2026, FERC issued a deficiency letter and requested additional information. In June 2026, Tri-State filed a response with additional information with FERC. Tri-State anticipates a FERC decision on the filing in August 2026.

On June 26, 2026, Tri-State, the other owners, and SPP received an emergency order from the Department of Energy under Section 202(c) of the FPA directing that Craig Generating Station Unit 1 be available to operate for 90 days, and for SPP to employ economic dispatch of Craig Generating Station Unit 1 to minimize costs to ratepayers.
Changing Environmental Regulations
Tri-State is subject to various federal, state and local laws, rules and regulations with regard to air quality, including greenhouse gases, water quality and other environmental matters. These environmental laws, rules and regulations are complex and change frequently.
For a discussion regarding potential effects on Tri-State's business from environmental regulations, see "Item 1 – BUSINESS — ENVIRONMENTAL REGULATION" and "Item 1 – RISK FACTORS" in Tri-State's annual report on Form 10-K for the year ended December 31, 2025 and "Item 2– MANAGEMENT'S DISCUSSION AND ANALYSIS" in Tri-State's quarterly report on Form 10-Q for the quarter ended March 31, 2026.
Critical Accounting Policies
The preparation of Tri-State's financial statements in conformity with GAAP requires that its management make estimates and assumptions that affect the amounts reported in its consolidated financial statements. Tri-State based these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of June 30, 2026, there were no material changes in Tri-State's critical accounting policies as disclosed in its annual report on Form 10-K for the year ended December 31, 2025.
Factors Affecting Results
Master Indenture
As of June 30, 2026, Tri-State had approximately $2.9 billion of secured indebtedness outstanding under its Master Indenture. Substantially all of Tri-State's tangible assets and certain of its intangible assets are pledged as collateral under its Master Indenture. Tri-State's Master Indenture requires Tri-State to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits Tri-State to incur additional secured obligations as long as, after giving effect to the additional secured obligation, it will continue to meet the DSR requirement on both a historical and pro forma basis. Tri-State's Master Indenture also requires Tri-State to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to Tri-State's Master Indenture, the DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC, not GAAP.
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
Tri-State's Board Policy for Financial Goals and Capital Credits, approved and subject to change by Tri-State's Board and acceptance by FERC, sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to the Members. On a periodic basis, Tri-State's Board determines whether to retire patronage capital, and in what amounts, to its Members.
Tri-State's Board Policy for Financial Goals and Capital Credits includes three financial ratio goals for which Tri-State sets rates: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to Tri-State in each fiscal year of at least $20 million. Tri-State's Board Policy also provides that any extraordinary funds, such as contract termination payments, received by Tri-State will be recorded (a) in the year received to increase net margins, subject to loan agreement restrictions, (b) in the year received with the same amount of regulatory assets written off in the same fiscal year, resulting in no net change in net margins, or (c) deferred as a regulatory liability in the year received and recognized as revenue in future period or periods, with the oldest vintage year used first. Tri-State recognized $45.4 million of previously deferred membership withdrawal income during the six months ended June 30, 2026.

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
In June 2026, FERC approved Tri-State's proposal to record unrealized gains and losses due to changes in fair market value of hedging instruments as a regulatory asset or liability and to recover realized gains and losses through Tri-State's A-41 rate.
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
Other Impacts
Tri-State's ability to meet its Utility Members' power requirements and complete its capital projects is dependent on maintaining an efficient supply chain. The procurement and delivery of materials and equipment have been impacted by domestic and global supply chain disruptions. Tri-State is experiencing longer lead-times on procurement of certain materials and equipment. Supply chain inflation and tariffs have contributed to higher prices for materials and equipment. Tariffs are far reaching, widespread, and changing, making it difficult for Tri-State and its suppliers to plan for, avoid or mitigate the impacts of higher costs throughout the supply chain. Tri-State continues to monitor potential impacts to its operations and estimated capital expenditures and timing of projects related to inflationary pressures, tariffs, and supply chain disruptions.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating Revenues
Tri-State's operating revenues are primarily derived from power sales to its Utility Members and non-member purchasers. Other operating revenue consists primarily of transmission and lease revenue. The following is a comparison of Tri-State's operating revenues and energy sales in MWh by type of purchaser for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating revenues
Utility Member electric sales	$270,463	$257,649	$12,814	5.0%
Non-member electric sales	55,377	44,497	10,880	24.5%
Rate stabilization	9,369	43,183	(33,814)	(78.3)%
Provision for rate refunds	(11,573)	5,273	(16,846)	100.0%
Other	72,817	39,525	33,292	84.2%
Total operating revenues	$396,453	$390,127	$6,326	1.6%

Energy sales (in MWh):
Utility Member electric sales	3,201,814	3,231,954	(30,140)	(0.9)%
Non-member electric sales	1,096,886	693,077	403,809	58.3%
	4,298,700	3,925,031	373,669	9.5%

•Excluding LPEA, Utility Member load increased 162,266 MWhs during the three months ended June 30, 2026 compared to the same period in 2025. Additionally, there was a 6.0 percent increase in the average rates charged to Utility Members, which resulted in an overall increase in Utility Member electric sales revenue of $12.8 million for the three months ended June 30, 2026 compared to the same period in 2025.
•Non-member electric sales revenue increased primarily due to higher long-term sales. Long-term sales increased 178,653 MWhs to 648,386 MWhs for the three months ended June 30, 2026 compared to 469,733 MWhs for the same period in 2025. Sales of excess power to non-members after membership withdrawals contributed significantly to the increase in non-member electric sales.
•Tri-State recognized $9.4 million of previously deferred membership withdrawal income during the three months ended June 30, 2026 compared to $43.2 million of deferred membership withdrawal income being recognized during the same period in 2025 as part of its rate stabilization measures.
•Provision for rate refunds reduced revenues during the three months ended June 30, 2026 compared to the same period in 2025 due to the recording of estimated amounts that are subject to refund to transmission customers. Tri-State is subject to ongoing proceedings at FERC regarding inputs used in transmission rates of transmission owners under SPP's OATT related to the expansion of SPP's regional transmission organization into the Western Interconnection. FERC accepted proposed rates subject to refund and established hearing and settlement procedures. These settlement discussions are ongoing and the matter has not been fully resolved.
•Other operating revenue increased primarily due to higher transmission revenue and an increase in lease revenue related to a tolling agreement for one combustion turbine unit that began in January 2026.
Operating Expenses
Tri-State's operating expenses are primarily comprised of the costs that Tri-State incurs to supply and transmit its Utility Members’ power requirements through a portfolio of resources, including generation and transmission facilities, long-term purchase contracts and short-term energy purchases and the costs associated with any sales of power to non-members.
The following is a summary of the components of Tri-State's operating expenses for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating expenses
Purchased power	$124,293	$110,405	$13,888	12.6%
Fuel	28,023	36,543	(8,520)	(23.3)%
Production	50,621	37,686	12,935	34.3%
Transmission	48,401	41,869	6,532	15.6%
General and administrative	40,763	39,977	786	2.0%
Depreciation, amortization and depletion	47,972	71,154	(23,182)	(32.6)%
Coal mining	5,951	13,530	(7,579)	(56.0)%
Other	3,246	2,032	1,214	59.7%
Total operating expenses	$349,270	$353,196	$(3,926)	(1.1)%

•Purchased power expense increased during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to higher average costs of purchased power of 3.4 percent and higher energy purchases of 299,367 MWh, or 11.3 percent.
•Fuel expense was lower during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease of 299,483 MWh in generation by Tri-State's coal-fired generating facilities.
•Depreciation, amortization and depletion expense decreased primarily due to Colowyo Mine related assets reaching the end of their useful lives which reduced depreciation, amortization and depletion expense by $24.5 million in the second quarter of 2026 compared to the same period in 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Revenues
The following is a comparison of Tri-State's operating revenues and energy sales in MWh by type of purchaser for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating revenues
Utility Member electric sales	$531,385	$513,649	$17,736	3.5%
Non-member electric sales	112,167	92,903	19,264	20.7%
Rate stabilization	34,209	88,126	(53,917)	(61.2)%
Provision for rate refunds	(11,573)	2,719	(14,292)	100.0%
Other	105,265	67,930	37,335	55.0%
Total operating revenues	771,453	765,327	$6,126	0.8%

Energy sales (in MWh):
Utility Member electric sales	6,410,473	6,610,793	(200,320)	(3.0)%
Non-member electric sales	2,026,137	1,455,804	570,333	39.2%
	8,436,610	8,066,597	370,013	4.6%

•Excluding two former Utility Members, Utility Member load growth increased 64,946 MWhs during the six months ended June 30, 2026 compared to the same period in 2025. Additionally, there was a 7.0 percent increase in the average rates charged to Utility Members, which resulted in an overall increase in Utility Member electric sales revenue of $17.7 million for the six months ended June 30, 2026 compared to the same period in 2025.
•Non-member electric sales revenue increased primarily due to higher long-term and short-term market sales. Long-term sales increased 319,121 MWhs to 1,319,876 MWhs for the six months ended June 30, 2026 compared to the same period in 2025. Short-term market sales increased 236,179 MWhs to 472,332 MWhs for the six months ended June 30, 2026 compared to the same period in 2025. The ability to sell excess power to non-members after Utility Member membership withdrawals contributed significantly to the increase in non-member electric sales.

•Tri-State recognized $34.2 million of deferred membership withdrawal income during the six months ended June 30, 2026 compared to $88.1 million of deferred membership withdrawal during the same period in 2025 as part of its rate stabilization measures.
•Other operating revenue increased primarily due to higher transmission revenue and an increase in lease revenue related to a tolling agreement for one combustion turbine unit that began in January 2026.
Operating Expenses
The following is a summary of the components of Tri-State's operating expenses for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating expenses
Purchased power	235,412	207,549	$27,863	13.4%
Fuel	72,446	88,343	(15,897)	(18.0)%
Production	94,244	74,180	20,064	27.0%
Transmission	90,268	85,959	4,309	5.0%
General and administrative	87,176	79,278	7,898	10.0%
Depreciation, amortization and depletion	96,736	143,935	(47,199)	(32.8)%
Coal mining	10,148	7,172	2,976	41.5%
Other	5,870	5,042	828	16.4%
Total operating expenses	$692,300	$691,458	$842	0.1%

•Purchased power expense increased during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to higher average costs of 5.4 percent and higher energy purchases of 456,822 MWh, or 9.1 percent.
•Fuel expense decreased during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease of 517,814 MWh in generation by Tri-State's coal-fired generating facilities.
•Production expense increased during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increased maintenance expenses at Tri-State's coal-fired generating facilities.
•Depreciation, amortization and depletion expense decreased primarily due to Colowyo Mine related assets reaching the end of their useful lives which reduced depreciation, amortization and depletion expense by $51.1 million for the six months ended June 30, 2026 compared to the same period in 2025.
Financial Condition as of June 30, 2026 Compared to December 31, 2025
The principal changes in Tri-State's financial condition from December 31, 2025 to June 30, 2026 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $66.0 million to $209.9 million as of June 30, 2026 compared to $143.9 million as of December 31, 2025. The increase was primarily due to capital expenditures for various transmission and generation projects.
Liabilities
•Short-term borrowings increased $211.6 million to $211.7 million as of June 30, 2026 compared to $0.1 million as of December 31, 2025. The increase was due to issuance of commercial paper to support capital expenditures and to repay the $160 million balance on Tri-State's 2022 Revolving Credit Agreement.
•Regulatory liabilities increased $157.7 million, or 44.0 percent, to $516.1 million as of June 30, 2026 compared to $358.4 million as of December 31, 2025. The increase was primarily due to LPEA's withdrawal from membership in Tri-State and the termination of its wholesale electric service contract with Tri-State. Regulatory liabilities was also impacted by the recognition of deferred membership withdrawal income of $34.2 million and amortization of transmission credit from former Utility Members of $4.7 million during the six month period ended June 30, 2026.

Liquidity and Capital Resources
Tri-State finances its operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of June 30, 2026, Tri-State had $182.6 million in cash and cash equivalents. Tri-State's committed credit arrangement as of June 30, 2026 is as follows (dollars in thousands):

	Authorized Amount	Available June 30, 2026
2026 Credit Agreement	$650,000	$429,977	(1)

(1)The portion of this facility that was unavailable as of June 30, 2026 was $220 million which was dedicated to support outstanding commercial paper and letters of credit.
On April 21, 2026, Tri-State entered into the 2026 Credit Agreement that amended and restated the 2022 Revolving Credit Agreement with aggregate commitments of $650 million. The 2026 Credit Agreement has a maturity date of April 21, 2031, unless extended as provided therein. The 2026 Credit Agreement includes swingline loan and letter of credit sublimits of $150 million each, of which $150 million of the swingline loan sublimit and $142 million of the letter of credit sublimit remained available as of June 30, 2026.
The 2026 Credit Agreement is secured under Tri-State's Master Indenture. Funds advanced under the 2026 Credit Agreement bear interest either at Term SOFR rates or alternate base rates, at Tri-State's option. The Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of June 30, 2026) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of June 30, 2026) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the Term SOFR rate plus 1.00 percent.
Tri-State has a commercial paper program under which it issues unsecured commercial paper. Under Tri-State's commercial paper program, the commercial paper aggregate amounts outstanding shall not exceed the lesser of $500 million or the amount available under the 2026 Credit Agreement, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of June 30, 2026, Tri-State had $212 million commercial paper outstanding. Tri-State's Board has authorized an increase in the commercial paper program to $600 million, subject to receiving updated credit ratings and other customary requirements, which remain pending. See Note 8 to the Unaudited Consolidated Financial Statements in Item 1 for further information.
Tri-State has a secured Renewable Revolving Credit Agreement with CoBank as lead arranger and CFC as administrative agent, in the amount of $250 million. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. As of June 30, 2026, Tri-State had borrowed $189 million in adjusted Term SOFR rate loans under such facility and $61 million of availability remained. Tri-State is required to use any investment tax credits received from the green investments to pay down amounts outstanding on this facility.
The Renewable Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of June 18, 2030. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus 0.10 percent plus a margin (1.200 percent as of June 30, 2026) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of June 30, 2026) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
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
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating activities. Net cash provided by operating activities was $205.3 million for the six months ended June 30, 2026 compared to $107.1 million for the same period in 2025, an increase in net cash provided by operating activities of $98.2 million. The increase in net cash provided by operating activities was due to LPEA's final payment of $159.3 million. Additionally, cash provided by operating activities was impacted by the timing of cash collected from Utility Member and nonmember accounts receivable and the payment of trade payables and accrued expenses.
Investing activities. Net cash used in investing activities was $119.1 million for the six months ended June 30, 2026 compared to $182.2 million for the same period in 2025, a decrease in net cash used in investing activities of $63.1 million. The decrease in net cash used in investing activities was due to lower capital expenditures in the current year compared to prior year. The higher capital expenditures during 2025 were primarily related to construction of the Axial Basin and Dolores Canyon solar facilities. Capital expenditures during the six months ended June 30, 2026 related to various transmission and generation projects.
Financing activities. Net cash used in financing activities was $81.6 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of $26.7 million for the same period in 2025, a decrease in net cash provided by financing activities of $108.3 million. The decrease was primarily due to payments of long-term debt of $246.2 million including $160 million for Tri-State's 2022 Revolving Credit Agreement and retirement of patronage capital of $49.1 million related to the April 1, 2026 LPEA withdrawal from membership. These decreases were partially offset by the issuance of commercial paper to support capital expenditures and to repay the $160 million balance on Tri-State's 2022 Revolving Credit Agreement.
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
Tri-State's actual capital expenditures depend on a variety of factors, including assumptions related to Tri-State's 2023 ERP, Utility Member load growth, Utility Member withdraws, BYOR Program, availability of necessary permits, regulatory changes, environmental requirements, inflation, tariffs, construction delays and costs, receipt of federal funding, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from Tri-State's capital budget forecasts.

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
Changes in Internal Controls
There have been no changes in Tri-State's internal controls over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Tri-State's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this Item is contained in Note 18 to the Unaudited Consolidated Financial Statements in Item 1.
Item 5. Other Information
On August 4, 2026, Tri-State filed with FERC an unexecuted Membership Withdrawal Agreement, between Tri-State and NRPPD, Docket No. ER26-3420. The Membership Withdrawal Agreement describes the practical action items and related rights and obligations of the parties involved with effectuating NRPPD’s withdrawal from Tri-State’s membership. The unexecuted Membership Withdrawal Agreement provides for the following to occur effective as of the withdrawal date of January 1, 2027: (a) NRPPD will withdraw from its membership in Tri-State, (b) certain specified contracts between Tri‑State and NRPPD, including the Wholesale Electric Service Contract, dated July 1, 2007, will terminate, (c) Tri‑State will retire and NRPPD will relinquish its rights to any patronage capital retirement or allocation arising from its membership in Tri-State or Tri-State’s furnishing of wholesale electric service to NRPPD, and (d) NRPPD will purchase from and pay Tri-State for the radial transmission facilities used to service NRPPD.
The Membership Withdrawal Agreement includes an estimated final payment to Tri-State of $15,619,432.51, which reflects Tri-State’s calculation of the amount Tri-State may be required to pay Basin pursuant to the Basin Eastern WPC as a result of NRPPD’s withdrawal, but also provides that such amount is subject to change based upon additional information from Basin. In July 2026, Basin provided Tri-State a conditional, written notice that no payment is due Basin related to NRPPD’s withdrawal from Tri-State because NRPPD has agreed to take electric service from Basin. Based upon Basin’s conditional notice, Tri-State expects an estimated final payment due from Tri-State to NRPPD of $4,396,572.49 reflecting Tri-State's credit for the discounted value of NRPPD’s patronage capital.
The Membership Withdrawal Agreement also provides for a true-up to occur in the event the contract payment tariff and amount paid are modified pursuant to a subsequent final and non-appealable FERC order or the amount Tri-State is required to pay Basin changes.
The Membership Withdrawal Agreement becomes effective upon the date specified by FERC, which Tri-State requested to be October 5, 2026. A copy of the Membership Withdrawal Agreement is included in Exhibit 10.1 to this quarterly report on Form 10-Q.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Membership Withdrawal Agreement, between Tri-State Generation and Transmission Association, Inc. and Northwest Rural Public Power District, filed unexecuted with the Federal Energy Regulatory Commission on August 4, 2026

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

Tri-State Generation and Transmission Association, Inc.

Date: August 7, 2026	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: August 7, 2026		/s/ Bryan R. Davis
Bryan R. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)