Form 10-Q
period 2026-09-30
Tri-State Generation & Transmission Association, Inc.
filed 2026-11-06
CIK 1637880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

TRI-STATE GENERATION AND TRANSMISSION ASSOCIATION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

GLOSSARY
The following abbreviations and acronyms used in this quarterly report on Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2022 Revolving Credit Agreement	Amended and Restated Credit Agreement, dated as of April 25, 2022, between Tri-State and CFC, as administrative agent
2023 ERP	Tri-State's 2023 Electric Resource Plan filed with the COPUC
2026 Credit Agreement	Second Amended and Restated Credit Agreement, dated as of April 21, 2026, between Tri-State and CFC, as administrative agent
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basin	Basin Electric Power Cooperative
Basin Eastern WPC	Amended and Restated Wholesale Power Contract for the Eastern Interconnection, dated September 27, 2017, between Tri-State and Basin
Board	Board of Directors
BYOR	Bring Your Own Resource
CFC	National Rural Utilities Cooperative Finance Corporation
CoBank	CoBank, ACB
Colowyo Coal	Colowyo Coal Company L.P., a subsidiary of Tri-State
COPUC	Colorado Public Utilities Commission
CRPPD	Chimney Rock Public Power District
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DSR	Debt Service Ratio (as defined in Tri-State's Master Indenture)
ECR	Equity to Capitalization Ratio (as defined in Tri-State's Master Indenture)
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
FPA	Federal Power Act, as amended
GAAP	Accounting principles generally accepted in the United States
IRA	Inflation Reduction Act of 2022
Jemez	Jemez Mountains Electric Cooperative, Inc.
kWh	kilowatt hour
LPEA	La Plata Electric Association, Inc.
Master Indenture	Master First Mortgage Indenture, Deed of Trust and Security Agreement, dated effective as of December 15, 1999, between Tri-State and U.S. Bank Trust Company, National Association, as successor trustee
MBPP	Missouri Basin Power Project
MECC	The Midwest Electric Cooperative Corporation
Members	Tri-State's Utility Members and Non-Utility Members
Moody’s	Moody’s Investors Services, Inc.
MW	megawatt
MWh	megawatt hour
New Era Program	USDA's Empowering Rural America Program
Non-Utility Members	Tri-State's non-utility members
NRPPD	Northwest Rural Public Power District
OATT	Open Access Transmission Tariff
PREMA	Panhandle Rural Electric Membership Association
Renewable Revolving Credit Agreement	Renewable Revolving Credit Agreement, dated as of June 18, 2025, between Tri-State and CFC, as administrative agent
RTO	regional transmission organization

RPPD	Roosevelt Public Power District
S&P	S & P Global Ratings
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
Springerville Partnership	Springerville Unit 3 Partnership LP, a subsidiary of Tri-State
Springerville Unit 3	Springerville Generating Station Unit 3
Term SOFR	the implied rate on the future movement in the Secured Overnight Financing Rate (or "SOFR") over a future reference period
Tri-State, We, Our, Us, the Association	Tri-State Generation and Transmission Association, Inc.
USDA	United States Department of Agriculture
Utility Members	Tri-State's electric distribution member systems
WBPPD	Wheat Belt Public Power District

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Financial Position (Unaudited)
(dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Property, plant and equipment
Electric plant
In service	$6,149,506	$6,075,291
Construction work in progress	197,543	143,940
Total electric plant	6,347,049	6,219,231
Less allowances for depreciation and amortization	(3,005,440)	(2,913,707)
Net electric plant	3,341,609	3,305,524
Other plant	804,945	853,410
Less allowances for depreciation, amortization and depletion	(725,089)	(760,477)
Net other plant	79,856	92,933
Total property, plant and equipment	3,421,465	3,398,457
Other assets and investments
Investments in other associations	193,696	194,825
Investments in and advances to coal mines	1,138	1,533
Restricted cash and investments	1,468	2,137
Intangible assets, net	166,925	157,915
Other noncurrent assets	12,380	14,674
Total other assets and investments	375,607	371,084
Current assets
Cash and cash equivalents	218,696	177,557
Restricted cash and investments	17,940	1,111
Deposits and advances	34,749	32,620
Accounts receivable—Utility Members	94,592	83,743
Other accounts receivable	77,059	32,892
Coal inventory	91,194	124,170
Materials and supplies	105,018	109,146
Total current assets	639,248	561,239
Deferred charges
Regulatory assets	824,285	853,834
Deferred income tax asset	3,503	—
Other	55,169	58,546
Total deferred charges	882,957	912,380
Total assets	$5,319,277	$5,243,160
EQUITY AND LIABILITIES
Capitalization
Patronage capital equity	$891,660	$917,276
Accumulated other comprehensive loss	1,285	1,545
Noncontrolling interest	129,358	130,132
Total equity	1,022,303	1,048,953
Long-term debt	2,859,974	3,093,216
Total capitalization	3,882,277	4,142,169
Current liabilities
Utility Member advances	19,965	10,383
Accounts payable	201,994	129,552
Short-term borrowings	181,862	100
Accrued expenses	17,440	28,717
Current asset retirement and environmental remediation obligations	119,979	136,501
Accrued interest	41,912	22,632
Accrued property taxes	30,087	33,505
Current maturities of long-term debt	61,879	80,052
Total current liabilities	675,118	441,442
Deferred credits and other liabilities
Regulatory liabilities	510,741	358,446
Deferred income tax liability	—	(254)
Asset retirement and environmental remediation obligations	167,842	200,267
Other	73,544	91,880
Total deferred credits and other liabilities	752,127	650,339
Accumulated postretirement benefit and postemployment obligations	9,755	9,210
Total equity and liabilities	$5,319,277	$5,243,160
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues
Utility Member electric sales	$330,210	$306,568	$861,595	$820,217
Non-member electric sales	92,553	54,489	204,720	147,392
Rate stabilization	16,491	57,343	50,700	145,469
Provision for rate refunds	(28,320)	—	(39,893)	2,719
Other	65,263	39,906	170,528	107,836
	476,197	458,306	1,247,650	1,223,633

Operating expenses
Purchased power	165,790	138,450	401,202	345,999
Fuel	67,929	32,035	140,375	120,378
Production	43,764	44,842	138,008	119,022
Transmission	50,782	51,917	141,050	137,876
General and administrative	38,429	43,905	125,605	123,183
Depreciation, amortization and depletion	44,460	75,647	141,196	219,582
Coal mining	(923)	1,234	9,225	8,406
Other	2,507	2,432	8,377	7,474
	412,738	390,462	1,105,038	1,081,920

Operating margins	63,459	67,844	142,612	141,713

Other income
Interest	2,261	1,998	5,783	7,609
Capital credits from cooperatives	866	856	2,091	1,991
Other income (expense)	990	(135)	5,993	499
	4,117	2,719	13,867	10,099

Interest expense
Interest	46,198	53,623	138,045	144,278
Interest charged during construction	(1,762)	(6,499)	(5,227)	(16,951)
	44,436	47,124	132,818	127,327

Income tax expense	—	196	—	196

Net margins including noncontrolling interest	23,140	23,243	23,661	24,289
Net margin attributable to noncontrolling interest	(54)	(48)	(158)	(143)
Net margins attributable to the Association	$23,086	$23,195	$23,503	$24,146
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net margins including noncontrolling interest	$23,140	$23,243	$23,661	$24,289
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(108)	17	(163)	137
Amortization of actuarial gain on postretirement benefit obligation included in net margin	(100)	—	(100)	—
Amortization of actuarial gain on executive benefit restoration obligation included in net margin	(235)	—	(235)	—
Amortization of prior service cost on executive benefit restoration obligation included in net margin	79	61	238	182
Other comprehensive income	(364)	78	(260)	319

Comprehensive income (loss) including noncontrolling interest	22,776	23,321	23,401	24,608
Net comprehensive income attributable to noncontrolling interest	(54)	(48)	(158)	(143)

Comprehensive income (loss) attributable to the Association	$22,722	$23,273	$23,243	$24,465
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Patronage capital equity at beginning of period	$868,574	$898,371	$917,276	$912,922

Net margins attributable to the Association	23,086	23,195	23,503	24,146
Retirement of patronage capital	—	—	(49,119)	(15,502)
Patronage capital equity at end of period	891,660	921,566	891,660	921,566

Accumulated other comprehensive gain at beginning of period	1,649	1,206	1,545	965
Unrealized gain (loss) on securities available for sale	(108)	17	(163)	137
Reclassification adjustment for actuarial gain on postretirement benefit obligation included in net margin	(100)	—	(100)	—
Reclassification adjustment for actuarial gain on executive benefit restoration obligation included in net margin	(235)	—	(235)	—
Reclassification adjustment for prior service cost on executive benefit restoration obligation included in net margin	79	61	238	182
Accumulated other comprehensive gain at end of period	1,285	1,284	1,285	1,284

Noncontrolling interest at beginning of period	129,865	130,330	130,132	130,498

Net comprehensive income attributable to noncontrolling interest	54	48	158	143
Equity distribution to noncontrolling interest	(561)	(296)	(932)	(559)
Noncontrolling interest at end of period	129,358	130,082	129,358	130,082
Total equity at end of period	$1,022,303	$1,052,932	$1,022,303	$1,052,932
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net margins including noncontrolling interest	$23,661	$24,289
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and depletion	141,196	219,582
Gain on sale of non-utility assets	(3,887)	—
Amortization of intangible asset	10,568	10,562
Amortization of NRECA Retirement Security Plan prepayment	—	4,029
Amortization of debt issuance costs	1,944	1,639
Accretion of asset retirement obligations	3,384	5,089
Settlement of asset retirement and environmental remediation obligations	(41,384)	(8,912)
Deposits (refunds) associated with generator interconnection requests	(6,564)	1,486
Provision for rate refund, including accrued interest	40,612	—
Rate stabilization revenue	(50,700)	(145,469)
Capital credit allocations from cooperatives and income from coal mines under refund distributions	1,525	1,923
Amortization of transmission credits	(7,277)	(8,050)
Changes in operating assets and liabilities:
Accounts receivable	(52,729)	(7,128)
Coal inventory	32,976	(29,541)
Materials and supplies	4,128	(1,773)
Accounts payable and accrued expenses	15,390	(7,813)
Accrued interest	19,280	20,911
Accrued property taxes	(3,418)	(3,563)
Change in environmental remediation obligation	(6,353)	—
Deferred membership withdrawal	208,437	86,033
Other	2,535	(12,617)
Net cash provided by operating activities	333,324	150,677

Investing activities
Purchases of plant	(187,635)	(281,782)
Sale of electric plant	7,308	5,917
Sale of non-utility assets	16,044	—
Changes in deferred charges	292	(6,009)
Net cash used in investing activities	(163,991)	(281,874)

Financing activities
Changes in Member advances	9,582	424
Payments of long-term debt	(257,178)	(80,823)
Proceeds from issuance of long-term debt	5,737	137,000
Debt issuance costs	(1,389)	(1,106)
Change in short-term borrowings, net	181,662	84,292
Retirement of patronage capital	(49,119)	(19,234)
Equity distribution to noncontrolling interest	(932)	(559)
Other	(397)	(570)
Net cash provided by (used in) financing activities	(112,034)	119,424

Net increase (decrease) in cash, cash equivalents and restricted cash and investments	57,299	(11,773)
Cash, cash equivalents and restricted cash and investments – beginning	180,805	233,537
Cash, cash equivalents and restricted cash and investments – ending	$238,104	$221,764

Supplemental cash flow information:
Cash paid for interest	$97,387	$92,988

Supplemental disclosure of noncash investing and financing activities:
Change in plant expenditures included in accounts payable	$1,937	$798
Lease asset additions	$1,141	$927
The accompanying notes are an integral part of these consolidated financial statements.

Tri-State Generation and Transmission Association, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
NOTE 1 – PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements, which represent the consolidated financial statements of Tri-State Generation and Transmission Association, Inc. (“Tri-State”) and its wholly owned and majority-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Tri-State's annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Tri-State's consolidated financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for an entire year or any other period.
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
Accounting Pronouncement - Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires public business entities to disclose, in the notes to the financial statements, additional information about specified categories of expenses included in relevant expense captions presented on the face of the income statement. Required disclosures include amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for both annual and interim periods. In January 2025, the FASB issued ASU 2025-01 which clarified the effective dates of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Tri-State is currently evaluating the impact of ASU 2024-03 on its consolidated financial statement disclosures. Because the amendments affect disclosure requirements only, Tri-State does not expect adoption to have an impact on its consolidated results of operations, financial position or cash flows. Tri-State expects to adopt the ASU 2024-03 disclosure requirements with its Annual Report on Form 10-K for the year ending December 31, 2027.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). ASU 2025-10 establishes authoritative guidance for the accounting and disclosure of government grants received by business entities. Under this amendment, a government grant is recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. Grants related to assets are recognized either as deferred income or as a reduction of the carrying amount of the related asset, while grants related to income are recognized in earnings either as other income or as a reduction of the related expense. ASU 2025-10 also establishes disclosure requirements intended to provide users of financial statements with information about the nature, terms and financial statement effects of government grants. ASU 2025-10 is effective for public business entities for annual periods beginning after December 15, 2028. Early adoption is permitted. Tri-
State is evaluating the impact that adoption of ASU 2025-10 will have on its consolidated financial statements and related disclosures.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 establishes a comprehensive accounting framework for the recognition, measurement, presentation and disclosure of environmental credits, such as renewable energy credits, and environmental credit obligations. The guidance requires environmental credits that meet specified criteria to be recognized as assets, while obligations that may be settled using environmental credits are recognized as liabilities. ASU 2026-02 also requires expanded qualitative and quantitative disclosures regarding the nature, use, valuation and settlement of environmental credits and related obligations. ASU 2026-02 is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Tri-State is evaluating the effect of adopting ASU 2026-02 on its consolidated financial statements.
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
Regulatory assets and liabilities are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Regulatory assets
Deferred income tax expense (benefit) (1)	$—	$(254)
Deferred prepaid lease expense – Springerville Unit 3 Lease (2)	68,252	69,970
Deferred debt prepayment transaction costs (3)	82,689	89,160
Deferred Holcomb expansion impairment loss (4)	61,940	65,446
New Horizon Mine environmental obligation (5)	40,980	42,326
Colowyo asset retirement and environmental remediation obligations (6)	72,427	79,860
Unrecovered plant (7)	497,662	507,250
Other	335	76
Total regulatory assets	824,285	853,834

Regulatory liabilities
Interest rate swap - realized gain (8)	641	924
Deferred income tax benefit (1)	3,503	—
Membership withdrawal (9)	99,104	30,236
Withdrawal related transmission credit (10)	397,378	315,786
Formula rate settlement (11)	10,115	11,500
Total regulatory liabilities	510,741	358,446
Net regulatory asset	$313,544	$495,388
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
(6)Represents deferral of net expenses from the Colowyo Mine asset retirement and environmental remediation obligations related to the transition from mining to full reclamation as of October 2025. The regulatory asset for the deferred Colowyo Mine asset retirement obligation expense is being amortized to depreciation, amortization and depletion expense in the amount of $4.0 million annually over 19 years, its original expected useful life, ending in 2044.
(7)Represents deferral of the impairment losses and other closure costs related to the early retirement of the Escalante, Rifle and Craig Generating Station Units 2 and 3. The deferred impairment loss for Escalante Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $12.2 million annually over the 25-year period ending in December 2045, which was the depreciable life of the Escalante Generating Station. The deferred impairment loss for Rifle Generating Station is being amortized to depreciation, amortization and depletion expense in the amount of $0.6 million annually through December 2028, which was the depreciable life of the Rifle Generating Station. Tri-State recognized the early retirement of Craig Station Units 2 and 3 which resulted in the recognition of an impairment loss of $261.6 million. The impairment loss was deferred in accordance with accounting for rate regulation. The deferred impairment loss will be amortized to depreciation, amortization and depletion expense beginning in October 2028 through 2039 for Craig Generating Station Unit 2 and January 2030 through 2043 for Craig Generating Station Unit 3. The annual amortization is expected to approximate the former annual Craig Generating Station Unit 2 and 3 depreciation for the remaining life of the asset.
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
(9)     Represents the remaining balance of the deferred recognition of other operating revenues related to the withdrawal of former Utility Members from membership in Tri-State. During the nine months ended September 30, 2026, $50.7 million was recognized in operating revenues as part of Tri-State's rate stabilization measures. See Note 13 - Revenue.
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

ELECTRIC PLANT:  As of September 30, 2026, Tri-State's investment in electric plant and the related annual rates of depreciation or amortization calculated using the straight‑line method are as follows (dollars in thousands):

	Annual Depreciation Rate			Plant In Service	Accumulated Depreciation	Net Book Value
Generation plant	1.14%	to	4.14%	$3,367,291	$(1,908,476)	$1,458,815
Transmission plant	1.17%	to	1.84%	2,254,630	(839,831)	1,414,799
General plant	1.20%	to	11.60%	278,372	(151,543)	126,829
Other	2.75%	to	10.00%	249,213	(105,590)	143,623
Electric plant in service (at cost)				$6,149,506	$(3,005,440)	3,144,066
Construction work in progress						197,543
Electric plant						$3,341,609

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
JOINTLY OWNED FACILITIES:  Tri-State's share in each jointly owned facility is as follows as of September 30, 2026 (these electric plant in service, accumulated depreciation and construction work in progress amounts are included in the electric plant table above) (dollars in thousands):

	Tri-State Share	Electric Plant in Service	Accumulated Depreciation	Construction Work In Progress
Yampa Project - Craig Generating Station Units 1 and 2	24.00%	$392,523	$383,905	$—
MBPP - Laramie River Station	28.50%	546,356	367,881	3,616
Total		$938,879	$751,786	$3,616
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

Other plant assets are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Colowyo Mine assets	$247,255	$297,636
New Horizon Mine assets	6,287	6,287
Accumulated depreciation and depletion	(197,058)	(232,575)
Net mine assets	56,484	71,348
Non-utility assets	551,402	549,487
Accumulated depreciation	(528,030)	(527,902)
Net non-utility assets	23,372	21,585
Net other plant	$79,856	$92,933
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
Investments in other associations are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Basin Electric Power Cooperative	$142,457	$142,457
National Rural Utilities Cooperative Finance Corporation - patronage capital	12,836	12,755
National Rural Utilities Cooperative Finance Corporation - capital term certificates	14,395	14,395
CoBank, ACB	18,846	20,050
Other	5,162	5,168
Investments in other associations	$193,696	$194,825
Tri-State's investments in other associations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment. Tri-State has evaluated these investments for indicators of impairment. There were no impairments of these investments recognized during the nine months ended September 30, 2026 or during 2025.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash and investments reported within Tri-State's consolidated statements of financial position that sum to the total of the same such amount shown in its consolidated statements of cash flows (dollars in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$218,696	$177,557
Restricted cash and investments - current	17,940	1,111
Restricted cash and investments - noncurrent	1,468	2,137
Cash, cash equivalents and restricted cash and investments	$238,104	$180,805
NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract Assets
A contract asset represents an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity's future performance). Tri-State had no contract assets as of September 30, 2026 and December 31, 2025.
Accounts Receivable
Tri-State records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with the Members and other parties. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible. See Note 13 – Revenue.
Contract liabilities (unearned revenue)
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. Tri-State has received deposits from others and these deposits are reflected in unearned revenue (included in other deferred credits and other liabilities on Tri-State's consolidated statements of financial position) before revenue is recognized, resulting in contract liabilities. During the nine months ended September 30, 2026, Tri-State recognized $0.3 million of this unearned revenue in other operating revenues on its consolidated statements of operations.
Tri-State's contract assets and liabilities consist of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable - Utility Members	$94,592	$83,743

Other accounts receivable - trade:
Non-member electric sales and transmission	47,985	20,921
Other	6,981	3,807
Total other accounts receivable - trade	54,966	24,728
Other accounts receivable - non-trade	22,093	8,164
Total other accounts receivable	$77,059	$32,892

Contract liabilities (unearned revenue)	$2,807	$3,182

NOTE 7 – OTHER DEFERRED CHARGES
The following other deferred charges are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	September 30, 2026	December 31, 2025
Preliminary surveys and investigations	$12,527	$12,988
Advances to operating agents of jointly owned facilities	10,919	11,210
Lease right-of-use assets	10,405	10,955
Financial asset - reclamation	17,638	17,027
Other	3,680	6,366
Total other deferred charges	$55,169	$58,546
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
Financial asset - reclamation represents a receivable from the joint owners of the Yampa Project - Craig Generating Station for their share of reclamation costs at that facility in which they have undivided interests.
NOTE 8 – LONG-TERM DEBT
As of September 30, 2026, Tri-State had $2.9 billion of long-term debt which consists of mortgage notes payable, pollution control revenue bonds and the Springerville certificates. The mortgage notes payable and pollution control revenue bonds are secured on a parity basis by a Master First Mortgage Indenture, Deed of Trust and Security Agreement (“Master Indenture”). Substantially all of Tri-State's assets, rents, revenues and margins are pledged as collateral. The Springerville certificates are secured by the assets of Springerville Unit 3. All long-term debt contains certain restrictive financial covenants, including a DSR requirement on an annual basis and an ECR requirement of at least 18 percent at the end of each fiscal year. Other than long-term debt for the Springerville certificates that has a DSR requirement of at least 1.02 on an annual basis, all other long-term debt contains a DSR requirement of at least 1.10 on an annual basis. A DSR below 1.025 under the Master Indenture would require Tri-State to transfer all cash to a special fund managed by the trustee of the Master Indenture.
Tri-State has a secured revolving credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”), as lead arranger and administrative agent, in the amount of $650 million ("2026 Credit Agreement") that expires on April 21, 2031, unless extended as provided therein, and includes swingline loan and letter of credit sublimits of $150 million each. As of September 30, 2026, Tri-State had $463 million in availability (including $145 million under the letter of credit sublimit) under the 2026 Credit Agreement.
Tri-State has a secured renewable revolving credit facility with CoBank, as lead arranger, and CFC, as administrative agent, in the amount of $250 million ("Renewable Revolving Credit Agreement") that expires on June 18, 2030. As of September 30, 2026, Tri-State had borrowed $189 million in adjusted Term SOFR rate loans and $61 million of availability remained.

Long-term debt consists of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Total debt	$2,937,156	$3,188,697
Less debt issuance costs	(16,036)	(16,591)
Less debt discounts	(7,827)	(8,071)
Plus debt premiums	8,560	9,232
Total debt adjusted for debt issuance costs, discounts and premiums	2,921,853	3,173,268
Less current maturities	(61,879)	(80,052)
Long-term debt	$2,859,974	$3,093,216
NOTE 9 – SHORT-TERM BORROWINGS
Tri-State has a commercial paper program under which it issues unsecured commercial paper. As of September 30, 2026, the commercial paper aggregate amounts outstanding shall not exceed the lesser of $600 million or the amount available under the 2026 Credit Agreement. The commercial paper issuances are used to provide an additional financing source for short-term liquidity needs. The maturities of the commercial paper issuances vary but may not exceed 397 days from the date of issue. The commercial paper notes are classified as current and are included in current liabilities as short-term borrowings on the consolidated statements of financial position.
Short-term borrowings consisted of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Commercial paper outstanding, net of discounts	$181,762	$—
Short-term borrowings - other	$100	$100
Weighted average interest rate	4.24%	—%

As of September 30, 2026, $418 million of the $600 million commercial paper program limit set by Tri-State's current commercial paper program remained available.
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
Generation: Tri-State has asset retirement obligations related to equipment, dams, ponds, wells and underground storage tanks at its generating stations.

Aggregate carrying amounts of asset retirement obligations and environmental remediation obligations are as follows (dollars in thousands):

Nine Months Ended September 30, 2026
Obligations at beginning of period	$336,768
Liabilities settled	(41,384)
Accretion expense	2,839
Change in estimate	(10,401)
Total obligations at end of period	$287,821
Less current obligations at end of period	(119,979)
Long-term obligations at end of period	$167,842
The New Horizon Mine environmental remediation liability balance is $62.5 million as of September 30, 2026. Of this amount, $24.7 million is recorded on a discounted basis, using a discount rate of 6.73 percent, with total estimated undiscounted future cash outflows of $36.6 million. Environmental obligation expense is included in other operating expenses on Tri-State's consolidated statements of operations.
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
In May 2024, the Environmental Protection Agency ("EPA") published a final rule regarding groundwater monitoring, corrective action, closure, and post-closure care requirements for all coal combustion residuals management units under the Resource Conservation and Recovery Act. Tri-State is progressing through the initial implementation phases for coal combustion residuals management units. Depending on the applicable results, changes to the applicable asset retirement obligations may be required. In February 2026, the EPA published an extension rule and in April 2026 the EPA published draft amendments applicable to coal combustion residual management units. Tri-State is evaluating to determine if there are any material impacts to its facilities. Depending on the final amendment language, changes to the applicable asset retirement obligations may be required. As of September 30, 2026, no changes to recorded asset retirement or environmental remediation obligations have been recognized.
NOTE 11 – OTHER DEFERRED CREDITS AND OTHER LIABILITIES
The following other deferred credits and other liabilities are reflected on Tri-State's consolidated statements of financial position (dollars in thousands):

	September 30, 2026	December 31, 2025
Transmission easements	$14,976	$15,373
OATT deposits	24,929	32,129
Financial liabilities - reclamation	10,468	10,837
Customer deposits	6,860	16,517
Contract liabilities (unearned revenue) - noncurrent	2,807	3,182
Lease liabilities - noncurrent	6,038	6,473
Other	7,466	7,369
Total other deferred credits and other liabilities	$73,544	$91,880
In 2015, Tri-State renewed transmission right-of-way easements on tribal nation lands where certain of its electric transmission lines are located. Tri-State will pay $21.0 million for these easements from 2027 through the individual easement terms ending between 2035 and 2047 (prior to the easement termination event described below). The present values for the remaining easement payments were $15.0 million as of September 30, 2026 and $15.4 million as of December 31, 2025, respectively, which are recorded as other deferred credits and other liabilities. In April 2025, Tri-State submitted a notice of its intent to early terminate a portion of one of its easements on tribal nation lands related to decommissioning of a segment of the transmission line located on that right-of-way. The timing of decommissioning work is subject to ongoing coordination with the tribe and Bureau of Indian Affairs.
OATT deposits represent refundable transmission customer deposits related to interconnection and transmission requests from third parties. An OATT deposit is refundable as provided in Tri-State's Open Access Transmission Tariff ("OATT").
Financial liabilities - reclamation represent financial obligations that Tri-State has for its share of reclamation costs at jointly owned facilities in which Tri-State has undivided interests.
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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Postretirement Benefits Other Than Pensions
Tri-State sponsors three medical plans for all non-bargaining unit employees under the age of 65. Two of the plans provide postretirement medical benefits to full-time non-bargaining unit employees and retirees who receive benefits under those plans, who have attained age 55, and who elect to participate. All three of these non-bargaining unit medical plans offer post employment medical benefits to employees on long-term disability. The plans were unfunded as of September 30, 2026, are contributory (with retiree premium contributions equivalent to employee premiums, adjusted annually) and contain other cost-sharing features such as deductibles. As of June 30, 2021, the plans ceased to provide postretirement medical benefits for employees who retire after June 30, 2021.
The postretirement medical benefit and post employment medical benefit obligations are determined annually (during the fourth quarter) by an independent actuary. The postretirement medical benefit and post employment medical benefit obligations are included in accumulated postretirement benefit and post employment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2026
Postretirement medical benefit obligation at beginning of period	$347
Interest cost	16
Benefit payments (net of contributions by participants)	(170)
Postretirement medical benefit obligation at end of period	$193
Postemployment medical benefit obligation at end of period	99
Total postretirement and postemployment medical obligations at end of period	$292
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

The net unrecognized actuarial gain related to the postretirement medical benefit obligations is included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2026
Amounts included in accumulated other comprehensive income at beginning of period	$161
Amortization of actuarial gain into other income	(100)
Amounts included in accumulated other comprehensive income at end of period	$61
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
The NRECA Executive Benefit Restoration Plan obligations are determined annually (during the first quarter of the subsequent year) by an NRECA actuary. The executive benefit restoration obligation is included in accumulated postretirement benefit and post employment obligations on Tri-State's consolidated statements of financial position as follows (dollars in thousands):

Nine Months Ended September 30, 2026
Executive benefit restoration obligation at beginning of period	$8,534
Service cost	375
Interest cost	319
Executive benefit restoration at end of period	$9,228
Fair value of plan assets at beginning of period	$10,360
Actual return on plan assets	35
Fair value of plan assets at end of period	$10,395
Net asset at end of period	$1,167
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
The net unrecognized actuarial gain and prior service cost related to the executive benefit restoration obligations are included in accumulated other comprehensive income as follows (dollars in thousands):

Nine Months Ended September 30, 2026
Prior service cost at beginning of period	$(1,176)
Amortization of prior service cost into other income	238
Prior service cost at end of period	$(938)
Unrecognized actuarial gain at beginning of period	$2,545
Amortization of actuarial gain	(235)
Unrecognized actuarial gain at end of period	$2,310
Accumulated other comprehensive income at end of period	$1,372

Net Periodic Benefit Cost
Components of net periodic benefit cost for the nine months ended September 30, 2026 are as follows (dollars in thousands):

	Postretirement Benefits	Executive Benefit Restoration	Total Periodic Benefit Cost
Service cost	$—	$375	$375
Interest cost	16	319	335
Amortization of prior service cost	—	238	238
Amortization of actuarial gain	(100)	(235)	(335)
Net periodic benefit cost	$(84)	$697	$613
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-member electric sales:
Long-term contracts	$44,766	$39,011	$136,900	$114,284
Short-term contracts	47,787	15,478	67,820	33,108
Rate stabilization	16,491	57,343	50,700	145,469
Provision for rate refunds	(28,320)	—	(39,893)	2,719
Transmission revenue	51,633	25,771	128,746	60,769
Lease revenue	12,602	7,771	36,529	22,329
Coal sales	—	1,249	—	13,714
Other	1,028	5,115	5,253	11,024
Total non-member electric sales and other operating revenue	$145,987	$151,738	$386,055	$403,416
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
Rate Stabilization
Rate stabilization represents revenue recognition from withdrawal of former Utility Members from membership in Tri-State that was previously deferred in accordance with accounting requirements related to regulated operations. Tri-State recognized $50.7 million of deferred membership withdrawal income for the nine months ended September 30, 2026 compared to $145.5 million of deferred membership withdrawal income being recognized for the nine months ended September 30, 2025.
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
Under ASC 740-270, Tri-State calculates an estimate of the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period, after regulatory affect. Tri-State's consolidated statements of operations included no income tax expense or benefit for the nine months ended September 30, 2026 and $0.2 million of current income tax expense for the comparable period in 2025. Tri-State is continuing to evaluate the tax impacts of the contract termination payment received in 2026 from a former Utility Member. Any current tax expense expected to be realized as a result of the contract termination payment, if any, will be recorded in the fourth quarter of 2026 when the amount of deferred revenue recognized will be known.
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
Operating Leases
Tri-State has lease agreements as lessee for the right to use various facilities and operational assets. Rent expense for all short-term and long-term operating leases was $0.6 million for the three months ended September 30, 2026 and $1.1 million for the comparable period in 2025. Rent expense for all short-term and long-term operating leases was $2.0 million for the nine months ended September 30, 2026 and $3.5 million for the comparable period in 2025. Rent expense is included in various categories of operating expenses on Tri-State's consolidated statements of operations based on the type and purpose of the lease.

Tri-State's consolidated statements of financial position include the following lease components (dollars in thousands):

	September 30, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$14,119	$13,807
Less: Accumulated amortization	(3,714)	(2,874)
Net operating lease right-of-use assets	$10,405	$10,933

Operating lease liabilities - current	$(951)	$(803)
Operating lease liabilities - noncurrent	(6,038)	(6,473)
Total operating lease liabilities	$(6,989)	$(7,276)

Finance leases:
Finance lease right-of-use assets	$—	$95
Less: Accumulated amortization	—	(73)
Net finance lease right-of-use assets	$—	$22

Finance lease liabilities - current	$—	$(13)
Finance lease liabilities - noncurrent	—	—
Total finance lease liabilities	$—	$(13)

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Operating leases	27.0	26.9
Finance leases	0	0.5
Weighted-average discount rate
Operating leases	6.83%	6.82%
Finance leases	—%	6.99%
Future expected minimum lease commitments under operating leases are as follows (dollars in thousands):

Operating Leases
Year 1	$1,226
Year 2	868
Year 3	739
Year 4	657
Year 5	603
Thereafter	11,614
Total lease payments	$15,707
Less imputed interest	(8,718)
Total	$6,989
Energy Storage Agreements
Tri-State has entered into agreements for 500 MWs of electrical storage capacity with estimated commercial operation dates starting from 2028 to 2030 and terminating by 2052. These agreements include a fixed monthly capacity price for the right to use the storage capacity of the facilities and are expected to be accounted for as leases. Total undiscounted contractual payments over the agreements' terms are estimated to be $1.6 billion.

Leasing Arrangements as Lessor
Tri-State has lease agreements as lessor primarily for certain combustion turbine units. The revenue from these lease agreements of $12.6 million and $7.8 million for the three months ended September 30, 2026 and 2025 and $36.5 million and $22.3 million for the nine months ended September 30, 2026 and 2025 are included in other operating revenue on Tri-State's consolidated statements of operations.
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

	September 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Executive benefit restoration plan trust	$10,609	$10,395	$10,337	$10,360
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

	September 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Deferred compensation	$654	$738	$597	$637
Cash Equivalents
Tri-State invests portions of its cash and cash equivalents in commercial paper, money market funds, and other highly liquid investments. The fair value of these investments approximates Tri-State's cost basis in the investments. In aggregate, the fair value was $177.0 million as of September 30, 2026 and $137.0 million as of December 31, 2025.
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

	September 30, 2026		December 31, 2025
	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
Total long-term debt	$2,937,156	$2,647,691	$3,188,697	$3,068,509
NOTE 17 – VARIABLE INTEREST ENTITIES
The following is a description of Tri-State's financial interests in variable interest entities that it considers significant. This includes an entity for which Tri-State is determined to be the primary beneficiary and therefore consolidate.
Consolidated Variable Interest Entity
Springerville Partnership: Tri-State owns a 51 percent equity interest, including the 1 percent general partner equity interest, in the Springerville Partnership, which is the 100 percent owner of Springerville Unit 3 Holding LLC (“Owner Lessor”). The Owner Lessor is the owner of Springerville Unit 3. Tri-State, as general partner of the Springerville Partnership, has the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of the Springerville Partnership and take certain actions necessary to maintain the Springerville Partnership in good standing without the consent of the limited partners. Additionally, the Owner Lessor has historically not demonstrated an ability to finance its activities without additional financial support. The financial support is provided by Tri-State's remittance of lease payments in order to permit the Owner Lessor, the holder of the Springerville Unit 3 assets, to pay the debt obligations and equity returns of the Springerville Partnership. Tri-State has the primary risk (expense) exposure in operating the Springerville Unit 3 assets and is responsible for 100 percent of the operation, maintenance and capital expenditures of Springerville Unit 3 and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that Tri-State is the primary beneficiary of the Owner Lessor. Therefore, the Springerville Partnership and Owner Lessor have been consolidated by Tri-State.
Assets and liabilities of the Springerville Partnership that are included in Tri-State's consolidated statements of financial position are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Net electric plant	$605,335	$635,777
Noncontrolling interest	129,358	130,132
Long-term debt	171,657	172,158
Accrued interest	1,999	4,997
Tri-State's consolidated statements of operations include the following Springerville Partnership expenses for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation, amortization and depletion	$10,147	$10,147	$30,442	$30,442
Interest	2,828	2,839	8,493	8,525
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
NRPPD Section 206 Complaint: On March 25, 2024, Northwest Rural Public Power District ("NRPPD") filed a Federal Power Act ("FPA") section 206 proceeding with FERC, Docket No. EL24-93, against Tri-State and Basin Electric Power Cooperative ("Basin") asking FERC to exercise primary jurisdiction over the interpretation of FERC's December 19, 2023 order related to Tri-State's contract termination payment tariff and Tri-State's Amended and Restated Wholesale Power Contract for the Eastern Interconnection with Basin ("Basin Eastern WPC"). In particular, NRPPD requested that FERC hold that NRPPD’s withdrawal from Tri-State is permissible under the Basin Eastern WPC and that NRPPD’s contract termination payment calculation is the appropriate contract termination payment. On December 5, 2024, FERC issued an order denying NRPPD's complaint because NRPPD failed to satisfy its burden under FPA section 206. FERC's order also determined that NRPPD's withdrawal from Tri-State does not cause a breach of the Basin Eastern WPC ("FERC NRPPD Order"). On February 13, 2025, Basin filed a petition for review of the FERC NRPPD Order, Case No. 25-1060, with the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit Court of Appeals"). On March 17, 2025, Tri-State filed a notice of intervention in Basin's petition for review. On October 2, 2026, the DC Circuit Court of Appeals issued an opinion denying Basin's petitions for review and affirming FERC's determination that NRPPD's withdrawal from Tri-State does not cause a breach of the Basin Eastern WPC.
Las Tusas Fire. In the first quarter of 2026, Tri-State was added as a co-defendant to an existing lawsuit against its Utility Member, Mora San Miguel Electric Cooperative, Inc. (“MSMEC”), relating to the Las Tusas fire that occurred in May 2023 in San Miguel County, New Mexico. Tri-State’s operations, assets or personnel are not alleged to be the cause of the fire.

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
Tri-State is a taxable wholesale electric power generation and transmission cooperative operating on a not-for-profit basis. Tri-State was formed by its Utility Members for the purpose of providing wholesale power and transmission services to its Utility Members (which are distribution electric cooperatives and public power districts) for resale to their retail consumers. Utility Members serve large portions of Colorado, Nebraska, New Mexico and Wyoming. Tri-State also sells a portion of its generated power to other utilities pursuant to long-term contracts and short-term sale arrangements. Utility Members provide retail electric service to suburban and rural residences, farms and ranches, cities, towns and communities, as well as large and small businesses and industries.
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
During the nine months ended September 30, 2026, Tri-State's operating results benefited from continued Utility Member load growth, a 6.8 percent increase in the formulary rate charged to Utility Members, strong market demand for surplus energy sales and participation in wholesale energy markets, including the expansion of SPP's RTO to the Western Interconnection beginning April 1, 2026. Tri-State sold 13.7 million MWhs for the nine months ended September 30, 2026, of which 75.5 percent was to Utility Members. Total revenue from electric sales was $1.1 billion for the nine months ended September 30, 2026 of which 80.8 percent was from Utility Member sales. Non-member electric sales and transmission revenues benefited from higher bilateral and market activity. These increases in operating revenues were partially offset by higher purchased power and fuel costs and recognition of an estimated provision for transmission rate refunds associated with ongoing FERC proceedings regarding transmission rates of other transmission owners under SPP's OATT.
On April 1, 2026, LPEA withdrew from membership in Tri-State and paid its contract termination obligation. Consistent with prior Board actions regarding contract termination payments, a substantial portion of the withdrawal proceeds was deferred as regulatory liabilities for future rate stabilization and transmission credit obligations. Additionally, Tri-State executed a Membership Withdrawal Agreement with NRPPD in September 2026 and continues to evaluate the potential effects of withdrawal notices received from additional Nebraska and New Mexico Utility Members.
Tri-State continues to execute its long-term resource transition strategy while maintaining reliability and financial strength. FERC accepted Tri-State's High Impact Load Tariff, creating a framework to evaluate new high impact load opportunities, including data centers. Tri-State also continues to advance renewable and energy storage initiatives. Management believes its liquidity position, available credit facilities, commercial paper program, and anticipated future contract termination proceeds provide sufficient resources to fund operations, capital expenditures, and debt obligations.
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
On April 1, 2026, LPEA withdrew from membership in Tri-State and pursuant to Tri-State's contract termination payment tariff and a membership withdrawal agreement, terminated its wholesale electric service contract with Tri-State. In accordance with the membership withdrawal agreement, LPEA paid Tri-State a final payment of $159.3 million, consisting of a total contract termination payment of $208.4 million, less a $49.1 million credit for the discounted value of LPEA's patronage capital in Tri-State. Of the total contract termination payment, $88.9 million was deferred as a regulatory liability for future transmission service as required by the contract termination payment tariff. The remaining $119.5 million membership withdrawal income was deferred as a regulatory liability for future rate stabilization. Tri-State also sold LPEA certain assets for $7.3 million that closed on April 24, 2026.
In December 2024, NRPPD, which is electrically served in the Eastern Interconnection, provided Tri-State a non-conditional notice to withdraw from membership in Tri-State, with a January 1, 2027, withdrawal effective date. In September 2026, Tri-State filed with FERC a Membership Withdrawal Agreement containing the parties' agreement on terms of NRPPD's withdrawal. In reliance upon a July 2026 letter from Basin representing that neither NRPPD nor Tri-State owe Basin an exit fee or other payment as a result of NRPPD’s withdrawal from Tri-State, the Membership Withdrawal Agreement includes an estimated final payment from Tri-State to NRPPD of approximately $4.1 million, reflecting payment for the discounted value of NRPPD’s patronage capital net of estimated amounts owed by NRPPD to Tri-State for the purchase of certain assets and for Tri-State's costs incurred for NRPPD’s previous attempt to withdraw from Tri-State in 2024. The final payment amount is subject to revision for final amounts, including if Basin provides new or additional information indicating a change to the amount Tri-State owes to Basin.
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
Tri-State cannot predict if any of these seven Utility Members will actually withdraw from membership in Tri-State. These seven Utility Members comprised 10.4 percent of Tri-State's Utility Member revenue for the nine months ended September 30, 2026 and 8.7 percent of Tri-State's Utility Member revenue for the year ended December 31, 2025.
Certain elements of Tri-State's contract termination payment tariff remain subject to an ongoing proceeding at the United States Court of Appeals for the Tenth Circuit. See Item 1 – BUSINESS – MEMBERS - Contract Termination Payment and Relationship with Members” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025 for further information.
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
Recent Developments
In March 2026, Tri-State filed with FERC a new High Impact Load Tariff and pro forma agreement to create a repeatable process to address requests to serve high impact loads that have large load requirements, including data centers. In

August 2026, FERC accepted Tri-State's tariff and pro forma agreement. In September 2026, Tri-State commenced its first review cycle for proposed high impact load projects. Tri-State has received and is reviewing applications for seven projects with approximately five gigawatts of potential incremental load by 2034 under the high impact load cycle and associated BYOR projects under the BYOR Program. Results of Tri-State’s evaluation processes, including screening for reliability, affordability, responsibility and transmission planning impacts, are expected in the first half of 2027. Tri-State cannot predict whether any proposed projects and resources will pass the evaluations, and if so, whether they will reach commercial operation.
In March 2025, Wyoming enacted House Bill 192, "Public utilities-wildfire mitigation and liability limits," which establishes liability and damages limitations for utilities that maintain Wildfire Mitigation Plans approved by the Wyoming Public Service Commission. Tri-State filed its Wildfire Mitigation Plan with the Wyoming Public Service Commission in March 2026, and the plan was approved in August 2026.
On September 25, 2026, Tri-State, the other joint owners, and SPP received an emergency order from the Department of Energy under Section 202(c) of the FPA directing that Craig Generating Station Unit 1 be available to operate through December 25, 2026, and for SPP to employ economic dispatch of Craig Generating Station Unit 1 to minimize costs to ratepayers.
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
Critical Accounting Policies
The preparation of Tri-State's financial statements in conformity with GAAP requires that its management make estimates and assumptions that affect the amounts reported in its consolidated financial statements. Tri-State based these estimates and assumptions on information available as of the date of the financial statements and they are not necessarily indicative of the results to be expected for the year. As of September 30, 2026, there were no material changes in Tri-State's critical accounting policies as disclosed in its annual report on Form 10-K for the year ended December 31, 2025.
Factors Affecting Results
Master Indenture
As of September 30, 2026, Tri-State had approximately $2.9 billion of secured indebtedness outstanding under its Master Indenture. Substantially all of Tri-State's tangible assets and certain of its intangible assets are pledged as collateral under its Master Indenture. Tri-State's Master Indenture requires Tri-State to establish rates annually that are reasonably expected to achieve a DSR of at least 1.10 on an annual basis and permits Tri-State to incur additional secured obligations as long as, after giving effect to the additional secured obligation, it will continue to meet the DSR requirement on both a historical and pro forma basis. Tri-State's Master Indenture also requires Tri-State to maintain an ECR of at least 18 percent at the end of each fiscal year. Pursuant to Tri-State's Master Indenture, the DSR and ECR are calculated based on unconsolidated Tri-State financials and calculated in accordance with the system of accounts proscribed by FERC.
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
Tri-State's Board Policy for Financial Goals and Capital Credits sets guidelines to achieve margins and retain patronage capital sufficient to maintain a sound financial position and to allow for the orderly retirement of capital credits allocated to the Members. On a periodic basis, Tri-State's Board determines whether to retire patronage capital, and in what amounts, to its Members.
Tri-State's Board Policy for Financial Goals and Capital Credits includes three financial ratio goals for which Tri-State sets rates: (i) a minimum DSR of at least 1.15, (ii) a minimum ECR of at least 20 percent, and (iii) a minimum net margin attributable to Tri-State in each fiscal year of at least $20 million. Tri-State's Board Policy also provides that any extraordinary funds, such as contract termination payments, received by Tri-State will be recorded (a) in the year received to increase net margins, subject to loan agreement restrictions, (b) in the year received with the same amount of regulatory assets written off in the same fiscal year, resulting in no net change in net margins, or (c) deferred as a regulatory liability in the year received and recognized as revenue in future period or periods, with the oldest vintage year used first. Tri-State recognized $50.7 million of previously deferred membership withdrawal income during the nine months ended September 30, 2026.
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
Tri-State's Class A wholesale rate schedule (A-41) for power sales to its Utility Members on file with FERC is a postage stamp rate, with the same rate components for all Utility Members, and incorporates a formulary rate, which can be adjusted annually based on the budget approved by Tri-State's Board, and includes an annual true-up mechanism. The A-41 rate includes both energy-based and demand-based components. For further information, see “Item 1 – BUSINESS — RATE REGULATION” in Tri-State's annual report on Form 10-K for the year ended December 31, 2025.
In September 2026, Tri-State's Board approved the 2027 budget, which is expected to result in a wholesale rate increase to the Utility Members of 6.5 percent for 2027.
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
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating Revenues
Tri-State's operating revenues are primarily derived from power sales to its Utility Members and non-member purchasers. Other operating revenue consists primarily of transmission and lease revenue. The following is a comparison of Tri-State's operating revenues and energy sales in MWh by type of purchaser for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating revenues
Utility Member electric sales	$330,210	$306,568	$23,642	7.7%
Non-member electric sales	92,553	54,489	38,064	69.9%
Rate stabilization	16,491	57,343	(40,852)	(71.2)%
Provision for rate refunds	(28,320)	—	(28,320)	100.0%
Other	65,263	39,906	25,357	63.5%
Total operating revenues	$476,197	$458,306	$17,891	3.9%

Energy sales (in MWh):
Utility Member electric sales	3,897,984	3,873,290	24,694	0.6%
Non-member electric sales	1,346,274	788,982	557,292	70.6%
	5,244,258	4,662,272	581,986	12.5%

•Utility Member electric sales was higher during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a 7.0 percent increase in the average rates charged to Utility Members and higher energy sales to continuing Utility Members. Energy sales to continuing Utility Members resulted in an increase of $39.1 million or 218,279 MWhs for the three months ended September 30, 2026 compared to the same period in 2025. The favorable impact of the rate increase and higher continuing Utility Member load growth was partially offset by a loss of energy sales of $15.5 million or 193,585 MWhs to a former Utility Member.
•Non-member electric sales revenue increased primarily due to higher sales into wholesale energy markets, including the expansion of SPP's RTO to the Western Interconnection beginning April 1, 2026, and higher long-term sales. Wholesale energy market sales increased 392,005 MWhs for the three months ended September 30, 2026 compared to the same period in 2025. Long-term sales increased 164,175 MWhs to 622,546 MWhs for the three months ended September 30, 2026 compared to 458,371 MWhs for the same period in 2025.
•Tri-State recognized $16.5 million of previously deferred membership withdrawal income during the three months ended September 30, 2026 compared to $57.3 million of deferred membership withdrawal income being recognized during the same period in 2025 as part of its rate stabilization measures.
•Provision for rate refunds reduced revenues during the three months ended September 30, 2026 compared to the same period in 2025 due to the recording of estimated refunds for ongoing proceedings at FERC regarding inputs used in transmission rates of other transmission owners under SPP's OATT related to the expansion of SPP's RTO into the Western Interconnection.
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
The following is a summary of the components of Tri-State's operating expenses for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating expenses
Purchased power	$165,790	$138,450	$27,340	19.7%
Fuel	67,929	32,035	35,894	112.0%
Production	43,764	44,842	(1,078)	(2.4)%
Transmission	50,782	51,917	(1,135)	(2.2)%
General and administrative	38,429	43,905	(5,476)	(12.5)%
Depreciation, amortization and depletion	44,460	75,647	(31,187)	(41.2)%
Coal mining	(923)	1,234	(2,157)	(174.8)%
Other	2,507	2,432	75	3.1%
Total operating expenses	$412,738	$390,462	$22,276	5.7%

•Purchased power expense increased during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to higher average costs of purchased power of 14.7 percent.
•Fuel expense increased during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase of 223,843 MWh in generation from Tri-State's natural gas-fired generating facilities.
•Depreciation, amortization and depletion expense decreased primarily due to Colowyo Mine related assets reaching the end of their useful lives which reduced depreciation, amortization and depletion expense by $28.4 million in the third quarter of 2026 compared to the same period in 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Revenues
The following is a comparison of Tri-State's operating revenues and energy sales in MWh by type of purchaser for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating revenues
Utility Member electric sales	$861,595	$820,217	$41,378	5.0%
Non-member electric sales	204,720	147,392	57,328	38.9%
Rate stabilization	50,700	145,469	(94,769)	(65.1)%
Provision for rate refunds	(39,893)	2,719	(42,612)	100.0%
Other	170,528	107,836	62,692	58.1%
Total operating revenues	1,247,650	1,223,633	$24,017	2.0%

Energy sales (in MWh):
Utility Member electric sales	10,308,457	10,484,083	(175,626)	(1.7)%
Non-member electric sales	3,372,411	2,244,786	1,127,625	50.2%
	13,680,868	12,728,869	951,999	7.5%

•Utility Member electric sales was higher during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a 6.8 percent increase in the average rates charged to Utility Members and higher energy sales to continuing Utility Members. Energy sales to continuing Utility Members resulted in an increase of

$75.9 million or 283,224 MWhs for the nine months ended September 30, 2026 compared to the same period in 2025. The favorable impact of the rate increase and higher continuing Utility Member load growth was partially offset by a loss of energy sales of $34.5 million or 458,850 MWhs to former Utility Members.
•Non-member electric sales revenue increased primarily due to higher sales into wholesale energy markets and higher long-term sales. Wholesale energy market sales increased 678,172 MWhs for the nine months ended September 30, 2026 compared to the same period in 2025. Long-term sales increased 483,296 MWhs to 1,942,422 MWhs for the nine months ended September 30, 2026 compared to the same period in 2025.
•Tri-State recognized $50.7 million of deferred membership withdrawal income during the nine months ended September 30, 2026 compared to $145.5 million of deferred membership withdrawal during the same period in 2025 as part of its rate stabilization measures.
•Provision for rate refunds reduced revenues during the nine months ended September 30, 2026 compared to the same period in 2025 due to the recording of estimated refunds for ongoing proceedings at FERC regarding inputs used in transmission rates of other transmission owners under SPP's OATT related to the expansion of SPP's RTO into the Western Interconnection.
•Other operating revenue increased primarily due to higher transmission revenue and an increase in lease revenue related to a tolling agreement for one combustion turbine unit that began in January 2026.
Operating Expenses
The following is a summary of the components of Tri-State's operating expenses for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,		Period-to-period Change
	2026	2025	Amount	Percent
Operating expenses
Purchased power	401,202	345,999	$55,203	16.0%
Fuel	140,375	120,378	19,997	16.6%
Production	138,008	119,022	18,986	16.0%
Transmission	141,050	137,876	3,174	2.3%
General and administrative	125,605	123,183	2,422	2.0%
Depreciation, amortization and depletion	141,196	219,582	(78,386)	(35.7)%
Coal mining	9,225	8,406	819	9.7%
Other	8,377	7,474	903	12.1%
Total operating expenses	$1,105,038	$1,081,920	$23,118	2.1%

•Purchased power expense increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher average costs of 11.5 percent and higher energy purchases of 428,241 MWh, or 5.4 percent.
•Fuel expense increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher average fuel costs of 10.2 percent and a different mix of generating resources used to serve load. Generation from Tri-State's coal fired generating facilities decreased 320,184 MWhs for the nine months ended September 30, 2026, while generation from natural gas-fired and internal combustion facilities increased 246,430 MWhs. These changes resulted in increased fuel expense for the nine months ended September 30, 2026 compared to the same period in 2025.
•Production expense increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increased maintenance expenses at Tri-State's coal-fired generating facilities.
•Depreciation, amortization and depletion expense decreased primarily due to Colowyo Mine related assets reaching the end of their useful lives which reduced depreciation, amortization and depletion expense by $79.5 million for the nine months ended September 30, 2026 compared to the same period in 2025.
Financial Condition as of September 30, 2026 Compared to December 31, 2025
The principal changes in Tri-State's financial condition from December 31, 2025 to September 30, 2026 were due to increases and decreases in the following:
Assets
•Construction work in progress increased $53.6 million, or 37.2 percent, to $197.5 million as of September 30, 2026 compared to $143.9 million as of December 31, 2025. The increase was primarily due to capital expenditures for various transmission and generation projects.
•Restricted cash and investments-current increased $16.8 million to $17.9 million as of September 30, 2026 compared to $1.1 million as of December 31, 2025. The increase was primarily due to $16.8 million deposited with Tri-State's Master Indenture trustee in September 2026 in advance of its October 1, 2026 debt service payments for the 2014 private placement and Moffat County Pollution Control Bonds. In accordance with Tri-State's Master Indenture, Tri-State is required to fund the account one day prior to debt service payments.
Liabilities
•Utility Member advances increased $9.6 million, or 92.3 percent, to $20.0 million as of September 30, 2026 compared to $10.4 million as of December 31, 2025. Utility Member advances represents the principal amount of funds received from Utility Members for prepayment of their monthly power bills. The balance varies depending on the amount Utility Members elect to apply to their power bill each month and or to roll to a future month. Utility Member prepaid balances earn a stated rate of interest.
•Accounts payable increased $72.5 million, or 55.9 percent, to $202.0 million as of September 30, 2026 compared to $129.5 million as of December 31, 2025. The increase was primarily due to a $40.6 million increase in the provision for rate refunds related to accruing for an estimated refund of SPP transmission revenue, a $6.1 million increase in transmission credits payable to former Utility Members, and timing of payment of trade and other payables.
•Short-term borrowings increased $181.8 million to $181.9 million as of September 30, 2026 compared to $0.1 million as of December 31, 2025. The increase was due to issuance of commercial paper to support capital expenditures and to repay the $160 million balance on Tri-State's 2022 Revolving Credit Agreement.
•Accrued interest increased $19.3 million, or 85.2 percent, to $41.9 million as of September 30, 2026 compared to $22.6 million as of December 31, 2025 due to timing of interest payments.
•Regulatory liabilities increased $152.3 million, or 42.5 percent, to $510.7 million as of September 30, 2026 compared to $358.4 million as of December 31, 2025. The increase was primarily due to LPEA's withdrawal from membership in Tri-State and the termination of its wholesale electric service contract with Tri-State. Regulatory liabilities was also impacted by the recognition of deferred membership withdrawal income of $50.7 million and amortization of transmission credit from former Utility Members of $7.3 million during the nine months ended September 30, 2026.
Liquidity and Capital Resources
Tri-State finances its operations, working capital needs and capital expenditures from operating revenues and issuance of short-term and long-term borrowings. As of September 30, 2026, Tri-State had $218.7 million in cash and cash equivalents. Tri-State's committed credit arrangement as of September 30, 2026 is as follows (dollars in thousands):

	Authorized Amount	Available September 30, 2026
2026 Credit Agreement	$650,000	$462,843	(1)

(1)The portion of this facility that was unavailable as of September 30, 2026 was $187 million which was dedicated to support outstanding commercial paper and letters of credit.
Tri-State has a secured 2026 Revolving Credit Agreement with aggregate commitments of $650 million. The 2026 Credit Agreement includes swingline loan and letter of credit sublimits of $150 million each, of which $150 million of the swingline loan sublimit and $145 million of the letter of credit sublimit remained available as of September 30, 2026. As of September 30, 2026, Tri-State had $462.8 million of availability under the 2026 Revolving Credit Agreement.
The 2026 Credit Agreement is secured under Tri-State's Master Indenture. Funds advanced under the 2026 Credit Agreement bear interest either at Term SOFR rates or alternate base rates, at Tri-State's option. The Term SOFR rate is the Term SOFR rate for the term of the advance plus a margin (1.250 percent as of September 30, 2026) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.250 percent as of September 30, 2026) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the Term SOFR rate plus 1.00 percent.
Tri-State has a commercial paper program under which it issues unsecured commercial paper. Under Tri-State's commercial paper program, the commercial paper aggregate amounts outstanding shall not exceed the lesser of $600 million or the amount available under the 2026 Credit Agreement, thereby providing 100 percent dedicated support for any commercial paper outstanding. As of September 30, 2026, Tri-State had $182 million commercial paper outstanding.

Tri-State has a secured Renewable Revolving Credit Agreement with CoBank as lead arranger and CFC as administrative agent, in the amount of $250 million. The proceeds from this facility are required to be used for eligible green investments, as defined in the Renewable Revolving Credit Agreement. As of September 30, 2026, Tri-State had borrowed $189 million in adjusted Term SOFR rate loans under such facility and $61 million of availability remained. Tri-State is required to use any investment tax credits received from the green investments to pay down amounts outstanding on this facility.
The Renewable Revolving Credit Agreement is secured under the Master Indenture and has a maturity date of June 18, 2030. The adjusted Term SOFR rate is the Term SOFR rate for the term of the advance plus 0.10 percent plus a margin (1.200 percent as of September 30, 2026) based on Tri-State's credit ratings. Base rate loans bear interest at the alternate base rate plus a margin (0.125 percent as of September 30, 2026) based on Tri-State's credit ratings. The alternate base rate is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate, and (c) the adjusted Term SOFR rate plus 1.00 percent.
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
Tri-State may, from time to time, raise additional capital through debt financing or retire outstanding debt through cash purchases. Such financing or purchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Tri-State is mindful of its debt and its maturities, and continually evaluates options to ensure that the balance sheet and capital structure are aligned with the business and the long-term health of the cooperative.
Tri-State believes it has sufficient liquidity to fund operations and capital financing needs from projected cash on hand, the commercial paper program, the 2026 Credit Agreement, and expected contract termination payments from withdrawing Utility Members.
Cash Flow
Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating activities. Net cash provided by operating activities was $333.3 million for the nine months ended September 30, 2026 compared to $150.7 million for the same period in 2025, an increase in net cash provided by operating activities of $182.6 million. The increase in net cash provided by operating activities was due to LPEA's final payment of $159.3 million. Additionally, cash provided by operating activities was impacted by the timing of cash collected from Utility Member and nonmember accounts receivable and the payment of trade payables and accrued expenses.
Investing activities. Net cash used in investing activities was $164.0 million for the nine months ended September 30, 2026 compared to $281.9 million for the same period in 2025, a decrease in net cash used in investing activities of $117.9 million. The decrease in net cash used in investing activities was due to lower capital expenditures in the current year compared to prior year. The higher capital expenditures during 2025 were primarily related to construction of the Axial Basin and Dolores Canyon solar facilities. Capital expenditures during the nine months ended September 30, 2026 related to various transmission and generation projects.
Financing activities. Net cash used in financing activities was $112.0 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $119.4 million for the same period in 2025, a decrease in net cash provided by financing activities of $231.4 million. The decrease was primarily due to payments of long-term debt of $257.2 million including $160 million for Tri-State's 2022 Revolving Credit Agreement and retirement of patronage capital of $49.1 million related to LPEA's withdrawal from membership. These decreases were partially offset by the issuance of commercial paper to support capital expenditures and to repay the $160 million balance on Tri-State's 2022 Revolving Credit Agreement.
Capital Expenditures
Tri-State forecasts capital expenditures annually as part of its long-term planning, and its annual capital budget is approved by Tri-State's Board and long-term capital plan is reviewed by the Board. Tri-State regularly reviews these projections to update calculations to reflect changes in its future plans, facility closures, facility costs, market factors, and other items affecting its forecasts. In the years 2027 through 2029, Tri-State's Board approved capital plan forecasts investments of approximately $1.21 billion in new facilities and upgrades to existing facilities. Tri-State estimates total 2026 capital expenditures to be between $250 million and $270 million.
Tri-State's capital expenditures depend on a variety of factors, including assumptions related to Tri-State's 2023 ERP, Utility Member load growth, Utility Member withdrawals, BYOR Program, availability of necessary permits, regulatory changes, environmental requirements, inflation, tariffs, construction delays and costs, receipt of federal funding, and ability to access capital in credit markets. Thus, actual capital expenditures may vary significantly from Tri-State's capital budget forecasts.
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
Changes in Internal Controls
There have been no changes in Tri-State's internal controls over financial reporting that occurred during the most recent fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Tri-State's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this Item is contained in Note 18 to the Unaudited Consolidated Financial Statements in Item 1.
Item 5. Other Information
On November 2, 2026, Tri-State received notice from its Chief Executive Officer, Duane Highley, that he intends to retire in April 2027 after 8 years of service with Tri-State. Tri-State’s Board plans to initiate a search for its next Chief Executive Officer.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Membership Withdrawal Agreement, between Tri-State Generation and Transmission Association, Inc. and Northwest Rural Public Power District, dated September 25, 2026
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Duane Highley (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Bryan R. Davis (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Duane Highley (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Bryan R. Davis (Principal Financial Officer).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tri-State Generation and Transmission Association, Inc.

Date: November 6, 2026	By:	/s/ Duane Highley
Duane Highley
Chief Executive Officer

Date: November 6, 2026		/s/ Bryan R. Davis
Bryan R. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)